Form 10-Q
period 2018-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2018-11-05
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 2, 2018, was 32,822,459.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,	March 31,
	2018	2018
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $234,695 and $220,087, respectively)	$277,968	$247,297
Affiliate investments (Cost of $338,047 and $343,247, respectively)	370,415	339,393
Control investments (Cost of $21,512 and $21,512 respectively)	16,734	12,457
Cash and cash equivalents	2,168	3,639
Restricted cash and cash equivalents	1,133	328
Interest receivable	2,088	3,532
Due from administrative agent	1,915	2,324
Deferred financing costs, net	2,137	976
Other assets, net	840	953

TOTAL ASSETS	$675,398	$610,899

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $115,700 and $107,000, respectively)	$115,700	$107,500
Secured borrowing	5,096	5,096

Total borrowings	120,796	112,596
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 9,856,000 and 6,356,000 shares authorized; 5,290,000 and 5,566,000 shares issued and outstanding, respectively, net	128,144	135,615
Accounts payable and accrued expenses	1,619	916
Fees due to Adviser(A)	19,517	6,671
Fee due to Administrator(A)	337	317
Other liabilities	1,411	584

TOTAL LIABILITIES	$271,824	$256,699

Commitments and contingencies(B)
NET ASSETS	$403,574	$354,200

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 32,822,459 and 32,653,635 shares issued and outstanding, respectively	$33	$33
Capital in excess of par value	329,782	330,661

Cumulative net unrealized appreciation of investments	70,863	14,301
Cumulative net unrealized appreciation of other	—	(500)
(Overdistributed) underdistributed net investment income	(12,263)	3,660
Accumulated net realized gain in excess of distributions	15,159	6,045

Total distributable earnings	73,759	23,506

TOTAL NET ASSETS	$403,574	$354,200

NET ASSET VALUE PER SHARE AT END OF PERIOD	$12.30	$10.85

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$5,622	$4,587	$11,888	$9,053
Affiliate investments	6,051	6,408	12,880	12,480
Control investments	212	210	421	416
Cash and cash equivalents	10	8	20	10

Total interest income	11,895	11,213	25,209	21,959
Dividend income
Non-Control/Non-Affiliate investments	1,196	1,770	1,262	1,770
Affiliate investments	—	—	—	865

Total dividend income	1,196	1,770	1,262	2,635
Success fee income
Non-Control/Non-Affiliate investments	—	149	124	2,158
Control investments	—	—	2,000	—

Total success fee income	—	149	2,124	2,158

Total investment income	13,091	13,132	28,595	26,752

EXPENSES
Base management fee(A)	3,275	2,554	6,386	5,070
Loan servicing fee(A)	1,674	1,485	3,414	3,049
Incentive fee(A)	7,125	1,295	14,711	2,467
Administration fee(A)	344	201	629	508
Interest expense on borrowings	1,526	754	3,268	1,483
Dividends on mandatorily redeemable preferred stock	2,317	2,251	4,568	4,502
Amortization of deferred financing costs and discounts	497	367	864	734
Professional fees	247	260	658	579
Other general and administrative expenses	2,319	626	2,972	1,698

Expenses before credits from Adviser	19,324	9,793	37,470	20,090

Credits to base management fee – loan servicing fee(A)	(1,674)	(1,485)	(3,414)	(3,049)
Credits to fees from Adviser—other(A)	(565)	(926)	(1,525)	(1,474)

Total expenses, net of credits to fees	17,085	7,382	32,531	15,567

NET INVESTMENT (LOSS) INCOME	(3,994)	5,750	(3,936)	11,185

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	745	37	14,531	978
Affiliate investments	(3,601)	(80)	(3,279)	144
Other	(1,687)	—	(1,687)	—

Total net realized gain (loss)	(4,543)	(43)	9,565	1,122
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	19,805	14,293	16,064	16,124
Affiliate investments	17,650	(4,945)	36,221	(2,610)
Control investments	1,039	(1,499)	4,277	(4,124)
Other	407	—	500	—

Total net unrealized appreciation	38,901	7,849	57,062	9,390

Net realized and unrealized gain	34,358	7,806	66,627	10,512

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$30,364	$13,556	$62,691	$21,697

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
BASIC AND DILUTED PER COMMON SHARE:
Net investment (loss) income	$(0.12)	$0.18	$(0.12)	$0.35

Net increase in net assets resulting from operations	$0.93	$0.42	$1.91	$0.68

WEIGHTED-AVERAGE SHARES OF COMMON STOCK
OUTSTANDING:
Basic and diluted	32,822,459	32,526,223	32,792,816	32,003,128

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2018	2017
OPERATIONS
Net investment (loss) income	$(3,936)	$11,185
Net realized gain on investments	11,252	1,122
Net realized loss on other	(1,687)	—
Net unrealized appreciation of investments	56,562	9,390
Net unrealized depreciation of other	500	—

Net increase in net assets from operations	62,691	21,697

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(13,512)	(12,336)
Distributions to common stockholders from realized gains	(1,641)	(1,951)

Net decrease in net assets from distributions	(15,153)	(14,287)

CAPITAL ACTIVITY
Issuance of common stock	1,873	21,154
Discounts, commissions, and offering costs for issuance of common stock	(37)	(1,098)

Net increase in net assets from capital activity	1,836	20,056

TOTAL INCREASE IN NET ASSETS	49,374	27,466
NET ASSETS, BEGINNING OF PERIOD	354,200	301,082

NET ASSETS, END OF PERIOD	$403,574	$328,548

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$62,691	$21,697
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(30,952)	(31,648)
Principal repayments of investments	14,514	17,610
Net proceeds from the sale of investments	18,291	5,796
Net realized gain on investments	(11,252)	(1,214)
Net realized loss on other	1,670	—
Net unrealized appreciation of investments	(56,562)	(9,390)
Net unrealized depreciation of other	(500)	—
Amortization of premiums, discounts, and acquisition costs, net	(9)	(6)
Amortization of deferred financing costs and discounts	864	734
Bad debt expense, net of recoveries	1,374	575
Changes in assets and liabilities:
Decrease (increase) in interest receivable	434	(524)
Decrease in due from administrative agent	409	195
(Increase) decrease in other assets, net	(142)	2,469
Increase in accounts payable and accrued expenses	602	378
Increase in fees due to Adviser(A)	12,846	115
Increase (decrease) in fee due to Administrator(A)	20	(95)
Increase (decrease) in other liabilities	827	(638)

Net cash provided by operating activities	15,125	6,054

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,873	21,154
Discounts, commissions, and offering costs for issuance of common stock	(28)	(1,090)
Proceeds from line of credit	129,200	49,600
Repayments on line of credit	(120,500)	(62,600)
Proceeds from issuance of mandatorily redeemable preferred stock	74,750	—
Redemption of mandatorily redeemable preferred stock	(81,650)	—
Deferred financing and offering costs	(4,283)	(75)
Distributions paid to common stockholders	(15,153)	(14,287)

Net cash used in financing activities	(15,791)	(7,298)

NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(666)	(1,244)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,967	4,099

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$3,301	$2,855

CASH PAID FOR INTEREST	$3,114	$1,135

NON-CASH ACTIVITIES(B)	$—	$9,379

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	2017: Significant non-cash operating activities consisted principally of the following transaction:

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Principal/Shares/
Company and Investment(A)(B)(D)(E)	Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 68.9%
Secured First Lien Debt – 34.6%
Containers, Packaging, and Glass – 2.4%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.3% Cash, Due 3/2021)(L)	$9,500	$9,500	$9,500
Diversified/Conglomerate Services – 14.8%
Bassett Creek Restoration, Inc. – Term Debt (L+10.0%, 12.3% Cash, Due 4/2023)(L)	23,000	23,000	23,000
Counsel Press, Inc. – Term Debt (L+11.8%, 14.0% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 15.3% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (L+11.5%, 13.8% Cash, Due 3/2023)(L)	13,290	13,290	13,290

		59,790	59,790
Farming and Agriculture – 4.1%
Jackrabbit, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 9/2019)(L)	11,000	11,000	11,000
Star Seed, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 5/2020)(Q)	5,000	5,000	5,490

		16,000	16,490
Leisure, Amusement, Motion Pictures, and Entertainment – 6.8%
Schylling, Inc. – Term Debt (L+11.0%, 13.3%, Due 11/2018)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.3%, Due 11/2018)(L)	8,500	8,500	8,500
Schylling, Inc. – Term Debt (L+11.0%, 13.3%, Due 11/2018)(L)	6,000	6,000	6,000

		27,581	27,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 4.9%
SBS Industries, LLC – Term Debt (L+12.0%, 14.3% Cash, Due 6/2020)(L)	19,957	19,957	19,957
Oil and Gas – 0.8%
Tread Corporation – Line of Credit, $634 available (L+10.0%, 12.5% Cash, Due 3/2021)(L)	3,216	3,216	3,216
Personal, Food, and Miscellaneous Services – 0.8%
B-Dry, LLC – Line of Credit, $50 available (L+0.3%, 2.5% Cash (0.8% Unused Fee), Due 12/2018)(G)(L)	4,600	4,600	3,080
B-Dry, LLC – Term Debt (L+0.3%, 2.5% Cash, Due 12/2019)(G)(L)	6,443	6,443	—
B-Dry, LLC – Term Debt (L+0.3%, 2.5% Cash, Due 12/2019)(G)(L)	840	840	—

		11,883	3,080

Total Secured First Lien Debt		$147,927	$139,614

Secured Second Lien Debt – 7.5%
Automobile – 1.0%
Country Club Enterprises, LLC – Term Debt (L+11.0%, 18.7% Cash, Due 5/2019)(L)(V)	$4,000	$4,000	$4,000
Cargo Transport – 3.2%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.3% Cash, Due 11/2022)(K)	13,000	12,925	13,130
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.3%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,225	$30,430

Preferred Equity – 22.0%
Automobile – 0.2%
Country Club Enterprises, LLC – Preferred Stock(C)(L)(V)	7,304,792	$7,725	$998
Country Club Enterprises, LLC – Guaranty ($2,000)(U)(V)	—	—	—

		7,725	998

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Principal/Shares/
Company and Investment(A)(B)(D)(E)	Units(F)(J)	Cost	Fair Value
Containers, Packaging, and Glass – 0.3%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1,373
Diversified/Conglomerate Services – 13.2%
Bassett Creek Restoration, Inc. – Preferred Stock(C)(L)	4,900	4,900	4,900
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	8,415
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	40,029

		17,555	53,344
Farming and Agriculture – 1.9%
Jackrabbit, Inc. – Preferred Stock(C)(L)	3,556	3,556	4,844
Star Seed, Inc. – Preferred Stock(C)(Q)	1,499	1,499	2,493

		5,055	7,337
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.5%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	14,102
Leisure, Amusement, Motion Pictures, and Entertainment – 0.6%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	2,317
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.1%
SBS Industries, LLC – Preferred Stock(C)(L)	27,705	2,771	4,291
Oil and Gas – 1.2%
Tread Corporation – Preferred Stock(C)(L)	12,998,639	3,768	4,826
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)	2,500	2,516	—

Total Preferred Equity		$54,346	$88,588

Common Equity – 4.8%
Cargo Transport – 0.5%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$2,063
Containers, Packaging, and Glass – 2.6%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	10,680
Farming and Agriculture – 1.4%
Jackrabbit, Inc. – Common Stock(C)(L)	548	94	—
Star Seed, Inc. – Common Stock(C)(Q)	600	1	5,381

		95	5,381
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.1%
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	540
Oil and Gas – 0.0%
Tread Corporation – Common Stock(C)(L)	10,089,048	753	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	39,483	167	672

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Principal/Shares/
Company and Investment(A)(B)(D)(E)	Units(F)(J)	Cost	Fair Value
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	$300	$—

Total Common Equity		$2,197	$19,336

Total Non-Control/Non-Affiliate Investments		$234,695	$277,968

AFFILIATE INVESTMENTS(O) – 91.8%
Secured First Lien Debt – 42.4%
Automobile – 1.8%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 13.8% Cash, Due 6/2019)(K)	$9,660	$9,660	$7,245
Beverage, Food, and Tobacco – 2.2%
Head Country, Inc. – Term Debt (L+10.5%, 12.8% Cash, Due 2/2019)(L)	9,050	9,050	9,050
Diversified/Conglomerate Manufacturing – 4.7%
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	8,795	8,795	7,414
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.8% Cash, Due 2/2019)(K)	9,300	9,300	9,091
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 14.0% Cash, Due 2/2019)(K)	2,400	2,400	2,358

		20,495	18,863
Diversified/Conglomerate Services – 10.7%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.3% Cash, Due 11/2022)(L)	22,000	22,000	22,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+11.5%, 13.8% Cash, Due 2/2022)(L)	21,000	21,000	21,000

		43,000	43,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.3%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.3% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Old World Christmas, Inc. – Term Debt (L+11.3%, 13.5% Cash, Due 10/2019)(L)	15,770	15,770	15,770

		33,470	33,470
Leisure, Amusement, Motion Pictures, and Entertainment – 3.7%
SOG Specialty Knives & Tools, LLC – Term Debt (L+7.3%, 9.5% Cash, Due 8/2020)(G)(L)	6,200	6,200	6,200
SOG Specialty Knives & Tools, LLC – Term Debt (L+8.3%, 10.5% Cash, Due 8/2020)(G)(L)	12,200	12,200	8,617
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	433

		18,938	15,250
Personal and Non-Durable Consumer Products (Manufacturing Only) – 5.2%
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 14.3% Cash, Due 8/2022)(L)	21,000	21,000	21,000
Telecommunications – 3.5%
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.3% Cash, Due 12/2019)(L)	14,000	14,000	14,000
Textiles and Leather – 2.3%
Logo Sportswear, Inc. – Term Debt (L+10.5%, 12.8% Cash, Due 3/2020)(Q)(V)	9,200	9,200	9,374

Total Secured First Lien Debt		$178,813	$171,252

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Principal/Shares/
Company and Investment(A)(B)(D)(E)	Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 14.8%
Chemicals, Plastics, and Rubber – 6.1%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 14.3% Cash, Due 1/2024)(G)(L)	$24,618	$24,618	$24,618
Diversified/Conglomerate Manufacturing – 3.1%
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.3% Cash, Due 4/2021)(K)	12,215	12,215	11,512
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.3% Cash, Due 4/2021)(K)	175	175	165
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.3% Cash, Due 4/2021)(K)	910	910	858

		13,300	12,535
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.0%
Cambridge Sound Management, Inc. – Term Debt (L+11.0%, 13.3% Cash, Due 8/2021)(L)	16,000	16,000	16,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.6%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 8/2021)(G)(L)	18,600	18,600	3,355
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,000	1,000	1,000
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,500	1,500	1,500
The Mountain Corporation – Delayed Draw Term Debt, $400 available (Due 8/2021)(L)(R)	600	600	600

		21,700	6,455

Total Secured Second Lien Debt		$75,618	$59,608

Preferred Equity – 34.6%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$—
Beverage, Food, and Tobacco – 0.6%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	2,246
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	58,598	9,730	—
Diversified/Conglomerate Manufacturing – 1.2%
Alloy Die Casting Co.(M) – Preferred Stock(C)(L)	5,114	5,114	1,243
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	3,570

		10,729	4,813
Diversified/Conglomerate Services – 5.9%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,750	12,189
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	5,920	5,920	11,727

		12,670	23,916
Home and Office Furnishings, Housewares, and Durable Consumer Products – 21.2%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	22,248
Cambridge Sound Management, Inc. – Preferred Stock(C)(L)	4,500	4,500	51,711
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	11,832

		15,623	85,791
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	9,749	9,749	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.5%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	9,962

		12,399	9,962
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Principal/Shares/
Company and Investment(A)(B)(D)(E)	Units(F)(J)	Cost	Fair Value
Textiles and Leather – 3.2%
Logo Sportswear, Inc. – Preferred Stock(C)(Q)(V)	1,550	$1,096	$12,827

Total Preferred Equity		$83,573	$139,555

Common Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	41	—
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		42	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$43	$—

Total Affiliate Investments		$338,047	$370,415

CONTROL INVESTMENTS(P) – 4.1%:
Secured First Lien Debt – 1.2%
Aerospace and Defense – 1.2%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.8% Cash (1.0% Unused Fee), Due 8/2019)(L)	$5,000	$5,000	$5,000
Secured Second Lien Debt – 1.2%
Aerospace and Defense – 1.2%
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)(L)	$5,000	$5,000	$5,000
Preferred Equity – 1.7%
Aerospace and Defense – 1.7%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$6,734
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$16,734

TOTAL INVESTMENTS – 164.8%		$594,254	$665,117

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $569.1 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2018, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.2% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 2.3% as of September 30, 2018. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2018.
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
(H)

$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2018.

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

(T)	Reserved
(U)	Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(V)	Investment was exited and/or amended subsequent to September 30, 2018. Refer to Note 13 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

	Principal/ Shares/
Company and Investment(A)(B)(D)(E)	Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 69.8%
Secured First Lien Debt – 35.8%
Chemicals, Plastics, and Rubber – 2.8%
Drew Foam Companies, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 7/2018)(Q)	$9,913	$9,913	$9,987
Containers, Packaging, and Glass – 2.7%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 12/2019)(L)	9,500	9,500	9,500
Diversified/Conglomerate Services – 10.4%
Counsel Press, Inc. – Term Debt (L+11.8%, 13.6% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 14.9% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (L+11.5%, 13.4% Cash, Due 12/2020)(L)	13,290	13,290	13,290

		36,790	36,790
Farming and Agriculture – 4.5%
Jackrabbit, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 4/2018)(L)	11,000	11,000	11,000
Star Seed, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 5/2020)(L)	5,000	5,000	5,000

		16,000	16,000
Leisure, Amusement, Motion Pictures, and Entertainment – 7.8%
Schylling, Inc. – Term Debt (L+11.0%, 13.0%, Due 11/2018)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0%, Due 11/2018)(T)	8,500	8,500	8,500
Schylling, Inc. – Term Debt (L+11.0%, 13.0%, Due 11/2018)(T)	6,000	6,000	6,000

		27,581	27,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 5.6%
SBS Industries, LLC – Line of Credit, $1,500 available (L+8.5%, 10.4% Cash (1.0% Unused Fee), Due 6/2018)(L)	—	—	—
SBS Industries, LLC – Term Debt (L+12.0%, 14.0% Cash, Due 6/2020)(L)	19,957	19,957	19,957

		19,957	19,957
Oil and Gas – 0.9%
Tread Corporation – Line of Credit, $634 available (L+10.0%, 12.5% Cash, Due 3/2021)(G)(L)	3,216	3,216	3,216
Personal, Food, and Miscellaneous Services – 1.1%
B-Dry, LLC – Line of Credit, $100 available (L+0.3%, 2.1% Cash (0.8% Unused Fee), Due 12/2018)(L)	4,550	4,550	3,882
B-Dry, LLC – Term Debt (L+0.3%, 2.1% Cash, Due 12/2019)(L)	6,443	6,443	—
B-Dry, LLC – Term Debt (L+0.3%, 2.1% Cash, Due 12/2019)(L)	840	840	—

		11,833	3,882

Total Secured First Lien Debt		$134,790	$126,913

Secured Second Lien Debt – 8.6%
Automobile – 1.1%
Country Club Enterprises, LLC – Term Debt (L+11.0%, 18.7% Cash, Due 5/2018)(L)	$4,000	$4,000	$4,000
Cargo Transport – 3.7%
Diligent Delivery Systems – Term Debt (L+8.0%, 10.0% Cash, Due 11/2022)(Q)	13,000	12,916	13,000
Home and Office Furnishings, Housewares, and Durable Consumer Products –3.8%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,216	$30,300

Preferred Equity – 17.3%
Automobile – 0.3%
Country Club Enterprises, LLC – Preferred Stock(C)(L)	7,304,792	$7,725	$1,010
Country Club Enterprises, LLC – Guaranty ($2,000)(U)	—	—	—

		7,725	1,010

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

	Principal/Shares/
Company and Investment(A)(B)(D)(E)	Units(F)(J)	Cost	Fair Value
Chemicals, Plastics, and Rubber – 1.0%
Drew Foam Companies, Inc. – Preferred Stock(C)(Q)	34,045	$3,375	$3,375
Containers, Packaging, and Glass – 0.4%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	1,373	1,428
Diversified/Conglomerate Services – 9.2%
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	6,303
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	26,424

		12,655	32,727
Farming and Agriculture – 1.4%
Jackrabbit, Inc. – Preferred Stock(C)(L)	3,556	3,556	2,518
Star Seed, Inc. – Preferred Stock(C)(L)	1,499	1,499	2,376

		5,055	4,894
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.5%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	12,555
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.6%
SBS Industries, LLC – Preferred Stock(C)(L)	27,705	2,771	1,958
Oil and Gas – 0.9%
Tread Corporation – Preferred Stock(C)(L)	12,998,639	3,768	3,335
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)	2,500	2,516	—

Total Preferred Equity		$52,821	$61,282

Common Equity – 8.1%
Cargo Transport – 0.7%
Diligent Delivery Systems – Common Stock Warrants(C)(Q)	8%	$500	$2,816
Chemicals, Plastics, and Rubber – 4.1%
Drew Foam Companies, Inc. – Common Stock(C)(Q)	5,372	63	14,744
Containers, Packaging, and Glass – 3.0%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	10,459
Farming and Agriculture – 0.2%
Jackrabbit, Inc. – Common Stock(C)(L)	548	94	—
Star Seed, Inc. – Common Stock(C)(L)	600	1	589

		95	589
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	—
Oil and Gas – 0.0%
Tread Corporation – Common Stock(C)(L)	10,089,048	753	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	67,873	167	194

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

	Principal/Shares/
Company and Investment(A)(B)(D)(E)	Units(F)(J)	Cost	Fair Value
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	$300	$—

Total Common Equity		$2,260	$28,802

Total Non-Control/Non-Affiliate Investments		$220,087	$247,297

AFFILIATE INVESTMENTS(O) – 95.8%
Secured First Lien Debt – 49.1%
Automobile – 2.3%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 4/2019)(K)	$9,660	$9,660	$8,018
Beverage, Food, and Tobacco – 2.6%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2019)(L)	9,050	9,050	9,050
Diversified/Conglomerate Manufacturing – 5.0%
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	8,795	8,795	7,028
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2019)(K)	9,300	9,300	8,742
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2019)(K)	2,400	2,400	2,268

		20,495	18,038
Diversified/Conglomerate Services – 12.2%
ImageWorks Display and Marketing Group, Inc. – Line of Credit, $2,700 available (L+9.0%, 10.9% Cash, Due 5/2018)(L)	300	300	300
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+11.5%, 13.4% Cash, Due 2/2022)(L)	21,000	21,000	21,000

		43,300	43,300
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.4%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Old World Christmas, Inc. – Term Debt (L+11.3%, 13.3% Cash, Due 10/2019)(L)	15,770	15,770	15,770

		33,470	33,470
Leisure, Amusement, Motion Pictures, and Entertainment – 4.4%
SOG Specialty Knives & Tools, LLC – Term Debt (L+7.3%, 9.3% Cash, Due 8/2020)(L)	6,200	6,200	6,200
SOG Specialty Knives & Tools, LLC – Term Debt (L+8.3%, 10.3% Cash, Due 8/2020)(L)	12,200	12,200	8,827
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	440

		18,938	15,467
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.6%
Pioneer Square Brands, Inc. – Line of Credit, $600 available (L+9.0%, 10.9% Cash (1.0% Unused Fee), Due 4/2018)(L)	2,400	2,400	2,400
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.9% Cash, Due 8/2022)(L)	21,000	21,000	21,000

		23,400	23,400
Telecommunications – 4.0%
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2019)(L)	14,000	14,000	14,000
Textiles and Leather – 2.6%
Logo Sportswear, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 3/2020)(L)	9,200	9,200	9,200

Total Secured First Lien Debt		$181,513	$173,943

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

	Principal/Shares/
Company and Investment(A)(B)(D)(E)	Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 17.5%
Chemicals, Plastics, and Rubber – 7.0%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 13.9% Cash, Due 1/2024)(L)	$24,618	$24,618	$24,618
Diversified/Conglomerate Manufacturing – 2.8%
Alloy Die Casting Co.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 4/2021)(G)(K)	12,215	12,215	9,161
Alloy Die Casting Co.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 4/2021)(G)(K)	175	175	131
Alloy Die Casting Co.(M) – Term Debt (Due 4/2021)(K)(R)	910	910	687

		13,300	9,979
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.5%
Cambridge Sound Management, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2021)(L)	16,000	16,000	16,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.2%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 8/2021)(L)	18,600	18,600	8,692
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,000	1,000	1,000
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,500	1,500	1,500
The Mountain Corporation – Delayed Draw Term Debt, $750 available (Due 8/2021)(L)(R)	250	250	250

		21,350	11,442

Total Secured Second Lien Debt		$75,268	$62,039

Preferred Equity – 29.2%
Automobile – 0.2%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$802
Beverage, Food, and Tobacco – 0.7%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	2,555
Cargo Transport – 0.0%
NDLI, Inc. – Preferred Stock(C)(L)	3,600	3,600	—
Chemicals, Plastics, and Rubber – 0.9%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	51,098	8,980	3,016
Diversified/Conglomerate Manufacturing – 0.5%
Alloy Die Casting Co.(M) – Preferred Stock(C)(L)	5,114	5,114	—
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	1,925

		10,729	1,925
Diversified/Conglomerate Services – 6.8%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,750	9,422
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	5,920	5,920	14,480

		12,670	23,902
Home and Office Furnishings, Housewares, and Durable Consumer Products – 15.0%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	16,615
Cambridge Sound Management, Inc. – Preferred Stock(C)(L)	4,500	4,500	26,178
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	10,411

		15,623	53,204
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	9,749	9,749	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.2%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	7,800

		12,399	7,800
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

	Principal/Shares/
Company and Investment(A)(B)(D)(E)	Units(F)(J)	Cost	Fair Value
Textiles and Leather – 2.9%
Logo Sportswear, Inc. – Preferred Stock(C)(L)	1,550	$1,096	$10,207

Total Preferred Equity		$86,423	$103,411

Common Equity – 0.0%
Cargo Transport – 0.0%
NDLI, Inc. – Common Stock(C)(L)	545	$—	$—
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	41	—
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		42	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$43	$—

Total Affiliate Investments		$343,247	$339,393

CONTROL INVESTMENTS(P) – 3.5%:
Secured First Lien Debt – 1.4%
Aerospace and Defense – 1.4%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2019)(L)	$5,000	$5,000	$5,000
Secured Second Lien Debt – 1.4%
Aerospace and Defense – 1.4%
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)(L)	$5,000	$5,000	$5,000
Preferred Equity – 0.7%
Aerospace and Defense – 0.7%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$2,457
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$12,457

TOTAL INVESTMENTS – 169.2%(V)

		$584,846	$599,147

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

SEPTEMBER 30, 2018

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, under the Securities Act of 1933, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2018 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2019 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC on May 15, 2018.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities, or total net assets, or Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows classifications.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2018, certain of our loans to B-Dry, LLC, The Mountain Corporation, PSI Molded Plastics, Inc., and SOG Specialty Knives & Tools, LLC were on non-accrual status, with an aggregate debt cost basis of $73.5 million, or 16.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $45.9 million, or 11.2% of the fair value of all debt investments in our portfolio. As of March 31, 2018, certain of our loans to Alloy Die Casting Co. and Tread Corporation were on non-accrual status, with an aggregate debt cost basis of $15.6 million, or 3.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $12.5 million, or 3.1% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of September 30, 2018 and March 31, 2018, we did not have any loans with a PIK interest component.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We are in the process of evaluating the impact of the final rule, but do not anticipate a material impact on our consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value” (“ASU 2018-13”), which modifies the disclosure requirements in ASC 820. We are currently assessing the impact of ASU 2018-13 and do not anticipate a material impact on our disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which was amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), in May 2016 by FASB Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and in December 2016 by FASB

Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606” (“ASU 2016-20”). ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, and will expand disclosures about revenue. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-9. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, is now effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years. We adopted ASU 2014-09, as amended, effective April 1, 2018. The adoption of ASU 2014-09, as amended, did not result in a material change in the timing of revenue recognition or a material impact on our financial position, results of operations, or cash flows from adopting this standard.

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

As of September 30, 2018 and March 31, 2018, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the six months ended September 30, 2018. During the six months ended September 30, 2017, we transferred our investment in AquaVenture Holdings Limited, f/k/a Quench Holdings Corp., (“AquaVenture”) from Level 2 to Level 1 as a result of the expiration of the lock-up period from the initial public offering in October 2016 and subsequently sold our investment.

As of September 30, 2018 and March 31, 2018, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements
		Quoted Prices in	Significant
		Active Markets	Other		Significant
		for Identical	Observable		Unobservable
		Assets	Inputs		Inputs
	Fair Value	(Level 1)	(Level 2)		(Level 3)
As of September 30, 2018:
Secured first lien debt	$315,866	$—	$—		$315,866
Secured second lien debt	95,038	—	—		95,038
Preferred equity	234,877	—	—		234,877
Common equity/equivalents	19,336	—	672	(A)	18,664

Total Investments at September 30, 2018	$665,117	$—	$672		$664,445

	Fair Value Measurements
		Quoted Prices in	Significant
		Active Markets	Other		Significant
		for Identical	Observable		Unobservable
		Assets	Inputs		Inputs
	Fair Value	(Level 1)	(Level 2)		(Level 3)
As of March 31, 2018:
Secured first lien debt	$305,856	$—	$—		$305,856
Secured second lien debt	97,339	—	—		97,339
Preferred equity	167,150	—	—		167,150
Common equity/equivalents	28,802	—	194	(B)	28,608

Total Investments at March 31, 2018	$599,147	$—	$194		$598,953

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

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of September 30, 2018 and March 31, 2018, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements
	Reported in Consolidated Statements
	of Assets and Liabilities
	Valued Using Level 3 Inputs
	September 30, 2018	March 31, 2018
Non-Control/Non-Affiliate Investments
Secured first lien debt	$139,614	$126,913
Secured second lien debt	30,430	30,300
Preferred equity	88,588	61,282
Common equity/equivalents(A)	18,664	28,608

Total Non-Control/Non-Affiliate Investments	277,296	247,103
Affiliate Investments
Secured first lien debt	171,252	173,943
Secured second lien debt	59,608	62,039
Preferred equity	139,555	103,411
Common equity/equivalents	—	—

Total Affiliate Investments	370,415	339,393
Control Investments
Secured first lien debt	5,000	5,000
Secured second lien debt	5,000	5,000
Preferred equity	6,734	2,457
Common equity/equivalents	—	—

Total Control Investments	16,734	12,457

Total investments at fair value using Level 3 inputs	$664,445	$598,953

(A)	Excludes our investment in Funko with a fair value of $0.7 million and $0.2 million as of September 30, 2018 and March 31, 2018, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of September 30, 2018 and March 31, 2018. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value		Fair Value
	as of		as of		Valuation		Range / Weighted-	Range / Weighted-
	September 30,		March 31,		Technique/	Unobservable	Average as of	Average as of
	2018		2018		Methodology	Input	September 30, 2018	March 31, 2018
Secured first lien debt	$297,172	(A)	$286,828	(A)	TEV	EBITDA multiple	4.9x – 8.1x / 6.2x	4.7x – 8.3x / 6.1x
						EBITDA	$1,377 – $18,882 / $6,205	$1,298 – $14,085 / $5,575
						Revenue multiple	0.2x – 0.7x / 0.5x	0.3x – 0.7x / 0.6x
						Revenue	$15,399 – $29,903 / $24,311	$15,528 – $30,561 / $24,780
	18,694		19,028		Yield Analysis	Discount Rate	13.6% – 24.3% / 18.5%	19.8% – 21.3% / 20.6%
Secured second lien debt	69,373		87,360	(B)	TEV	EBITDA multiple	3.0x – 10.0x / 7.2x	3.3x – 6.8x / 6.2x
						EBITDA	$2,647 – $9,823 / $6,466	$2,683 – $8,795 / $6,827
						Revenue multiple	0.8x – 0.8x / 0.8x	0.9x – 0.9x / 0.9x
						Revenue	$18,950 – $18,950 / $18,950	$21,439 – $21,439 / $21,439
	25,665		9,979		Yield Analysis	Discount Rate	11.0% – 13.3% / 12.1%	19.4% – 20.9% / 19.5%
Preferred equity(C)	234,877		167,150		TEV	EBITDA multiple	3.0x –10.0x / 6.3x	3.3x – 8.3x / 6.0x
						EBITDA	$1,459 – $18,882 / $5,848	$1,298 – $14,085 / $5,344
						Revenue multiple	0.2x – 0.8x / 0.7x	0.3x – 0.9x / 0.7x
						Revenue	$15,399 – $29,903 / $24,055	$15,528 – $30,561 / $25,303
Common equity/equivalents(D)(E)	18,664		28,608		TEV	EBITDA multiple	5.4x – 8.0x / 6.4x	4.9x – 6.2x / 5.6x
						EBITDA	$1,377 – $16,089 / $6,449	$1,298 – $5,842 / $2,491
						Revenue multiple	0.2x – 0.8x / 0.2x	0.3x – 0.9x / 0.3x
						Revenue	$15,399 – $18,950 /	$15,528 – $21,439 /
							$15,408	$15,543

Total	$664,445		$598,953

(A)

Fair value as of September 30, 2018 includes two proprietary debt investments for a combined $14.9 million, which were valued using the expected payoff amounts as the unobservable inputs. Fair value as of March 31, 2018 includes two new proprietary debt investments for a combined $14.5 million, which were valued at cost using the transaction price as the unobservable input, and one proprietary debt investment of $10.0 million, which was valued at the expected payoff amount as the unobservable input.

(B)	Fair value as of March 31, 2018 includes one proprietary debt investment of $13.0 million, which was valued at the expected payoff amount as the unobservable input.
(C)

Fair value as of September 30, 2018 includes two proprietary equity investments for a combined $15.3 million, which were valued using the expected payoff amounts as the unobservable inputs. Fair value as of March 31, 2018 includes one proprietary equity investment of $3.4 million, which was valued using the expected payoff amount as the unobservable input.

(D)

Fair value as of September 30, 2018 includes one proprietary equity investment of $5.4 million, which was valued using the expected payoff amount as the unobservable input. Fair value as of March 31, 2018 includes two proprietary equity investments for a combined $17.6 million, which were valued using the expected payoff amounts as the unobservable inputs.

(E)	Fair value as of both September 30, 2018 and March 31, 2018 excludes our investment in Funko with a fair value of $0.7 million and $0.2 million, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months and six months ended September 30, 2018 and 2017 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured	Secured		Common
	First Lien	Second Lien	Preferred	Equity/
	Debt	Debt	Equity	Equivalents	Total
Three months ended September 30, 2018:
Fair value as of June 30, 2018	$316,325	$97,026	$200,252	$15,003	$628,606
Total gain (loss):
Net realized (loss)(A)	—	—	(3,600)	—	(3,600)
Net unrealized appreciation (depreciation)(B)	(509)	(2,093)	33,875	3,661	34,934
Reversal of previously recorded depreciation upon realization(B)	—	—	3,600	—	3,600
New investments, repayments and settlements(C):
Issuances / originations	50	105	750	—	905
Settlements / repayments	—	—	—	—	—
Sales	—	—	—	—	—
Transfers	—	—	—	—	—

Fair value as of September 30, 2018	$315,866	$95,038	$234,877	$18,664	$664,445

	Secured	Secured		Common
	First Lien	Second Lien	Preferred	Equity/
	Debt	Debt	Equity	Equivalents	Total
Six months ended September 30, 2018:
Fair value as of March 31, 2018	$305,856	$97,339	$167,150	$28,608	$598,953
Total gain (loss):
Net realized gain (loss)(A)	—	—	(3,600)	13,786	10,186
Net unrealized appreciation (depreciation)(B)	(354)	(2,661)	65,453	4,801	67,239
Reversal of previously recorded (appreciation) depreciation upon realization(B)	(74)	—	3,600	(14,681)	(11,155)
New investments, repayments and settlements(C):
Issuances / originations	24,952	360	5,650	—	30,962
Settlements / repayments	(14,514)	—	—	—	(14,514)
Sales	—	—	(3,376)	(13,850)	(17,226)
Transfers	—	—	—	—	—

Fair value as of September 30, 2018	$315,866	$95,038	$234,877	$18,664	$664,445

	Secured	Secured		Common
	First Lien	Second Lien	Preferred	Equity/
	Debt	Debt	Equity	Equivalents	Total
Three months ended September 30, 2017:
Fair value as of June 30, 2017	$271,331	$79,924	$111,726	$22,518	$485,499
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	(1,855)	(6,753)	8,669	7,933	7,994
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	23,000	1,004	5,500	—	29,504
Settlements / repayments	(3,950)	—	—	—	(3,950)
Sales	—	—	—	—	—
Transfers	—	—	—	—	—

Fair value as of September 30, 2017	$288,526	$74,175	$125,895	$30,451	$519,047

	Secured	Secured		Common
	First Lien	Second Lien	Preferred	Equity/
	Debt	Debt	Equity	Equivalents	Total
Six months ended September 30, 2017:
Fair value as of March 31, 2017	$268,150	$95,040	$113,515	$21,441	$498,146
Total gain (loss):
Net realized gain (loss)(A)	—	—	957	—	957
Net unrealized appreciation (depreciation)(B)	(2,493)	(6,541)	9,797	9,038	9,801
Reversal of previously recorded (appreciation) depreciation upon realization(B)	1,881	(1,670)	(1,113)	777	(125)
New investments, repayments and settlements(C):
Issuances / originations	33,540	1,006	6,487	—	41,033
Settlements / repayments	(12,552)	(13,660)	—	—	(26,212)
Sales	—	—	(3,748)	(805)	(4,553)
Transfers	—	—	—	—	—

Fair value as of September 30, 2017	$288,526	$74,175	$125,895	$30,451	$519,047

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended September 30, 2018 and 2017.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the periods ended September 30, 2018 and 2017.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

Investment Activity

During the six months ended September 30, 2018, the following significant transactions occurred:

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

•	In July 2018, we exited our investment in NDLI, Inc., which resulted in a realized loss of $3.6 million.

Investment Concentrations

As of September 30, 2018, our investment portfolio consisted of investments in 32 portfolio companies located in 16 states across 17 different industries with an aggregate fair value of $665.1 million. Our investments in Cambridge Sound Management, Inc., Nth Degree, Inc., Brunswick Bowling Products, Inc., ImageWorks Display and Marketing Group, Inc., and J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) represented our five largest portfolio investments at fair value, and collectively comprised $227.9 million, or 34.2%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of September 30, 2018 and March 31, 2018:

	September 30, 2018				March 31, 2018
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$331,740	55.8%	$315,866	47.5%	$321,303	54.9%	$305,856	51.0%
Secured second lien debt	110,843	18.7	95,038	14.3	110,484	18.9	97,339	16.2

Total debt	442,583	74.5	410,904	61.8	431,787	73.8	403,195	67.2
Preferred equity	149,383	25.1	234,877	35.3	150,708	25.8	167,150	28.0
Common equity/equivalents	2,288	0.4	19,336	2.9	2,351	0.4	28,802	4.8

Total equity/equivalents	151,671	25.5	254,213	38.2	153,059	26.2	195,952	32.8

Total investments	$594,254	100.0%	$665,117	100.0%	$584,846	100.0%	$599,147	100.0%

Investments at fair value consisted of the following industry classifications as of September 30, 2018 and March 31, 2018:

	September 30, 2018		March 31, 2018
		Percentage of		Percentage of
	Fair Value	Total Investments	Fair Value	Total Investments
Diversified/Conglomerate Services	$180,050	27.1%	$136,719	22.8%
Home and Office Furnishings, Housewares, and Durable Consumer Products	162,663	24.5	128,529	21.5
Leisure, Amusement, Motion Pictures, and Entertainment	45,148	6.8	43,048	7.2
Personal and Non-Durable Consumer Products (Manufacturing Only)	38,089	5.7	42,836	7.1
Diversified/Conglomerate Manufacturing	36,211	5.4	29,942	5.0
Farming and Agriculture	29,208	4.4	21,483	3.6
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	24,788	3.7	21,915	3.7
Chemicals, Plastics, and Rubber	24,618	3.7	55,740	9.3
Textiles and Leather	22,201	3.3	19,407	3.2
Containers, Packaging, and Glass	21,553	3.2	21,387	3.6
Aerospace and Defense	16,734	2.5	12,457	2.1
Cargo Transport	15,193	2.3	15,816	2.6
Telecommunications	14,000	2.1	14,000	2.3
Automobile	12,243	1.8	13,830	2.3
Beverage, Food, and Tobacco	11,296	1.7	11,605	1.9
Other < 2.0%	11,122	1.8	10,433	1.8

Total investments	$665,117	100.0%	$599,147	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of September 30, 2018 and March 31, 2018:

	September 30, 2018		March 31, 2018
		Percentage of		Percentage of
	Fair Value	Total Investments	Fair Value	Total Investments
Northeast	$215,199	32.4%	$188,911	31.5%
South	211,652	31.8	221,725	37.0
West	168,219	25.3	133,774	22.3
Midwest	70,047	10.5	54,737	9.2

Total investments	$665,117	100.0%	$599,147	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2018:

		Amount(A)
For the remaining six months ending March 31:	2019	$52,931
For the fiscal years ending March 31:	2020	104,413
	2021	69,910
	2022	80,796
	2023	86,990
	Thereafter	47,618

	Total contractual repayments	$442,658
	Adjustments to cost basis of debt investments	(75)
	Investments in equity securities	151,671

	Total cost basis of investments held as of September 30, 2018:	$594,254

(A)

Subsequent to September 30, 2018, one debt investment with a principal balance of $9.2 million maturing during the fiscal year ended March 31, 2020 was repaid at par and debt investments in three portfolio companies with combined principal balances of $11.7 million, $4.0 million, and $21.0 million, respectively, which previously had maturity dates during the fiscal years ending March 31, 2019, March 31, 2020, and March 31, 2022, respectively, were extended to mature during the fiscal years ending March 31, 2022, March 31, 2022, and March 31, 2024, respectively.

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2018 and March 31, 2018, we had gross receivables from portfolio companies of $0.9 million and $0.7 million, respectively. The allowance for uncollectible receivables was $0.5 million and $0.2 million as of September 30, 2018 and March 31, 2018, respectively.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Average total assets subject to base management fee(A)	$655,000	$510,800	$638,600	$507,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Base management fee(B)	3,275	2,554	6,386	5,070
Credits to fees from Adviser— other(B)	(565)	(926)	(1,525)	(1,474)

Net base management fee	$2,710	$1,628	$4,861	$3,596

Loan servicing fee(B)	1,674	1,485	3,414	3,049
Credits to base management fee— loan servicing fee(B)	(1,674)	(1,485)	(3,414)	(3,049)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$—	$1,295	$1,078	$2,467
Incentive fee – capital gains-based(C)	7,125	—	13,633	—

Total incentive fee(B)	$7,125	$1,295	$14,711	$2,467
Credits to fees from Adviser— other(B)	—	—	—	—

Net incentive fee	$7,125	$1,295	$14,711	$2,467

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $47 and $57 for the three month periods ended September 30, 2018 and 2017, respectively, and $118 and $113 for the six month periods ended September 30, 2018 and 2017, respectively was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period (the “Hurdle Rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is payable quarterly to the Adviser and is computed as follows:

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through September 30, 2018, as aggregate unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period. During the three months and six months ended September 30, 2018, we recorded capital gains-based incentive fees of $7.1 million and $13.6 million, respectively, which are not contractually due under the terms of the Advisory Agreement. We did not record any capital gains-based incentive fees during the three and six months ended September 30, 2017.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, is a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. From time to time, Gladstone Securities provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives fees. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from portfolio companies totaled $0 and $0.3 million during each of the three months ended September 30, 2018 and 2017, respectively, and $0.3 million during both of the six months ended September 30, 2018 and 2017.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31
	2018	2018
Base management and loan servicing fee due to Adviser, net of credits	$1,416	$540
Incentive fee due to Adviser(A)	18,032	6,122
Other due to Adviser	69	9

Total fees due to Adviser	$19,517	$6,671
Fee due to Administrator	$337	$317

Total related party fees due	$19,854	$6,988

(A)

Includes a capital gains-based incentive fee of $18.0 million and $4.4 million as of September 30, 2018 and March 31, 2018, respectively, recorded in accordance with GAAP requirements and which is not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $0 and $16 as of September 30, 2018 and March 31, 2018, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other Assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2018 and March 31, 2018.

NOTE 5. BORROWINGS

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on or before August 22, 2023 (two years after the revolving period end date). The amended Credit Facility provides two one-year extension options that may be exercised on or before the first and second anniversary of the August 22, 2018 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

The amendment also reduced the Company’s minimum asset coverage with respect to senior securities representing indebtedness from 200% to 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act).

Advances under the Credit Facility generally bear interest at 30-day London Interbank Offered Rate (“LIBOR”) plus 2.85% per annum until August 21, 2021, with the margin then increasing to 3.10% for the period from August 22, 2021 to August 21, 2022, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount.

The following tables summarize noteworthy information related to the Credit Facility:

	As of September 30,	As of March 31,
	2018	2018
Commitment amount	$200,000	$165,000
Borrowings outstanding at cost	115,700	107,000
Availability(A)	84,300	58,000

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted-average borrowings outstanding	$100,960	$42,037	$112,056	$42,092
Effective interest rate(B)	5.7%	6.3%	5.5%	6.2%
Commitment (unused) fees incurred	$116	$195$	170	$386

(A)

Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $80.2 million and $53.8 million as of September 30, 2018 and March 31, 2018, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of September 30, 2018, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2018, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $529.6 million, asset coverage on our senior securities representing indebtedness of 528.4%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2018, we were in compliance with all covenants under the Credit Facility.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At both September 30, 2018 and March 31, 2018, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus an unused fee of 0.5%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of September 30, 2018 and March 31, 2018, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of September 30, 2018 and March 31, 2018, and for the three and six months ended September 30, 2018 and 2017, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements
	Reported in Consolidated
	Statements of Assets and Liabilities Using Significant
	Unobservable Inputs (Level 3)
	September 30, 2018	March 31, 2018
Credit Facility	$115,700	$107,500

Fair Value Measurements of Borrowings Using Significant

Unobservable Inputs (Level 3) Reported in

Consolidated Statements of Assets and Liabilities

Credit
Facility
Three months ended September 30, 2018:
Fair value at June 30, 2018	$102,907
Borrowings	91,300
Repayments	(78,100)
Unrealized depreciation	(407)

Fair value at September 30, 2018	$115,700

Six months ended September 30, 2018:
Fair value at March 31, 2018	$107,500
Borrowings	129,200
Repayments	(120,500)
Unrealized depreciation	(500)

Fair value at September 30, 2018	$115,700

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

The fair value of the collateral under the Credit Facility was $569.1 million and $504.0 million as of September 30, 2018 and March 31, 2018, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2018, we completed a public offering of 2,990,000 shares of 6.375% Series E Cumulative Term Preferred Stock (our “Series E Term Preferred Stock” or “Series E”) at a public offering price of $25.00 per share. Gross proceeds totaled $74.8 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $72.1 million. Total underwriting discounts and offering costs related to this offering were $2.7 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending August 31, 2025, the mandatory redemption date.

The shares of Series E Term Preferred Stock are traded under the ticker symbol GAINL on the Nasdaq Global Select Market. Our Series E Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.375% per year, payable monthly. We are required to redeem all shares of our outstanding Series E Term Preferred Stock on August 31, 2025, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series E Term Preferred Stock, and (2) if we fail to maintain asset coverage as required by Sections 18 and 61 of the 1940 Act (which, for the Company, is currently 200% and will be 150% effective April 10, 2019, unless earlier approved by the Company’s stockholders) and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series E Term Preferred Stock or otherwise cure the asset coverage redemption trigger (we may also redeem additional securities to cause asset coverage to be up to 250% currently and 200% effective April 10, 2019). We may also voluntarily redeem all or a portion of our Series E Term Preferred Stock at our sole option at the redemption price at any time on or after August 31, 2020.

In August 2018, we used the proceeds from the issuance of our Series E Term Preferred Stock, along with borrowings under the Credit Facility, to voluntarily redeem all outstanding shares of our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”) and 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”), each of which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.7 million, which was recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

The following tables summarize our Series B Term Preferred Stock, our Series C Term Preferred Stock, our 6.250% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”), and our Series E Term Preferred Stock outstanding as of September 30, 2018 and March 31, 2018:

As of September 30, 2018:

Class of Term			Mandatory			Liquidation	Total
Preferred	Ticker		Redemption	Interest	Shares	Preference	Liquidation
Stock	Symbol	Date Issued	Date(A)	Rate	Outstanding	per Share	Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	25.00	57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(B)					5,290,000	$25.00	$132,250
Less: Discounts							(4,106)

Term preferred stock, net(C)							$128,144

As of March 31, 2018:

Class of Term			Mandatory			Liquidation	Total
Preferred	Ticker		Redemption	Interest	Shares	Preference	Liquidation
Stock	Symbol	Date Issued	Date(A)	Rate	Outstanding	per Share	Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.500%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(3,535)

Term preferred stock, net(C)							$135,615

(A)

The optional redemption dates for each of our series of mandatorily redeemable preferred stock are: any time on or after December 31, 2017 for our Series B Term Preferred Stock (and we redeemed all outstanding shares on August 31, 2018), any time on or after May 31, 2018 for our Series C Term Preferred Stock (and we redeemed all outstanding shares on August 31, 2018), any time on or after September 30, 2018 for our Series D Term Preferred Stock, and any time after August 31, 2020 for our Series E Term Preferred Stock.

(B)	As of September 30, 2018 and March 31, 2018, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 254.8% and 237.3%, respectively.
(C)

Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on our Series B Term Preferred Stock, Series C Term Preferred Stock, Series D Term Preferred Stock, and Series E Term Preferred Stock during the six months ended September 30, 2018 and 2017:

For the Six Months Ended September 30, 2018:

			Dividend per	Dividend per	Dividend per	Dividend per
			Share of	Share of	Share of	Share of
			Series B Term	Series C Term	Series D Term	Series E Term
Declaration	Record	Payment	Preferred	Preferred	Preferred	Preferred
Date	Date	Date	Stock(A)	Stock(A)	Stock	Stock(B)
April 10, 2018	April 20, 2018	April 30, 2018	$0.140625	$0.135417	$0.13020833	$—
April 10, 2018	May 22, 2018	May 31, 2018	0.140625	0.135417	0.13020833	—
April 10, 2018	June 20, 2018	June 29, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	July 20, 2018	July 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	August 21, 2018	August 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	September 19, 2018	September 28, 2018	—	—	0.13020833	—
September 6, 2018	September 19, 2018	September 28, 2018	—	—	—	0.17265625	(C)

		Total	$0.703125	$0.677085	$0.78124998	$0.17265625

For the Six Months Ended September 30, 2017:

			Dividend per	Dividend per	Dividend per
			Share of	Share of	Share of
			Series B Term	Series C Term	Series D Term
			Preferred	Preferred	Preferred
Declaration Date	Record Date	Payment Date	Stock	Stock	Stock
April 11, 2017	April 21, 2017	April 28, 2017	$0.140625	$0.135417	$0.13020833
April 11, 2017	May 19, 2017	May 31, 2017	0.140625	0.135417	0.13020833
April 11, 2017	June 21, 2017	June 30, 2017	0.140625	0.135417	0.13020833
July 11, 2017	July 21, 2017	July 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	August 21, 2017	August 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	September 20, 2017	September 29, 2017	0.140625	0.135417	0.13020833

		Total	$0.843750	$0.812502	$0.78124998

(A)	We voluntarily redeemed all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock on August 31, 2018.
(B)	We issued our Series E Term Preferred Stock on August 22, 2018.
(C)	Represents a combined dividend for the prorated month of August 2018, based upon the issuance date of our Series E Term Preferred Stock, combined with the full month of September 2018.

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of dividends paid to preferred stockholders in the current calendar year as of September 30, 2018, 89.0% would be from ordinary income and 11.0% would be from capital gains.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost, which equals the liquidation preference, less discounts, as of September 30, 2018 and March 31, 2018. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of September 30, 2018 and March 31, 2018, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	September 30, 2018	March 31, 2018
Series B Term Preferred Stock(A)	$—	$41,814
Series C Term Preferred Stock(A)	—	40,862
Series D Term Preferred Stock	58,121	58,282
Series E Term Preferred Stock(B)	75,856	—

Total	$133,977	$140,958

(A)	We voluntarily redeemed all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock on August 31, 2018.
(B)	We issued our Series E Term Preferred Stock on August 22, 2018.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 5, 2018, we filed a registration statement on Form N-2 (File No. 333-225447), which the SEC declared effective on July 13, 2018. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of September 30, 2018, we had the ability to issue up to $225.3 million in securities under the registration statement.

Common Equity Offering

In February 2018, we entered into equity distribution agreements (commonly referred to as “at-the-market” (“ATM”) programs) with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million. As of September 30, 2018, we had remaining capacity to sell up to $31.8 million of common stock under the ATM program.

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

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Numerator: net increase in net assets resulting from operations	$30,364	$13,556	$62,691	$21,697
Denominator: basic and diluted weighted-average common shares	32,822,459	32,526,223	32,792,816	32,003,128

Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.93	$0.42	$1.91	$0.68

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

The federal income tax characteristics of distributions paid to our common stockholders is generally reported to stockholders on Internal Revenue Service Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of distributions paid to common stockholders in the current calendar year as of September 30, 2018, 89.0% would be from ordinary income and 11.0% would be from capital gains.

We paid the following monthly distributions to our common stockholders for the six months ended September 30, 2018 and 2017:

				Distribution
Fiscal Year	Declaration Date	Record Date	Payment Date	per Common Share
2019	April 10, 2018	April 20, 2018	April 30, 2018	$0.067
	April 10, 2018	May 22, 2018	May 31, 2018	0.067
	April 10, 2018	June 6, 2018	June 15, 2018	0.060	(A)
	April 10, 2018	June 20, 2018	June 29, 2018	0.067
	July 10, 2018	July 20, 2018	July 31, 2018	0.067
	July 10, 2018	August 21, 2018	August 31, 2018	0.067
	July 10, 2018	September 19, 2018	September 28, 2018	0.067

		Six months ended September 30, 2018:		$0.462

				Distribution
Fiscal Year	Declaration Date	Record Date	Payment Date	per Common Share
2018	April 11, 2017	April 21, 2017	April 28, 2017	$0.064
	April 11, 2017	May 19, 2017	May 31, 2017	0.064
	April 11, 2017	June 5, 2017	June 15, 2017	0.060	(A)
	April 11, 2017	June 21, 2017	June 30, 2017	0.064
	July 11, 2017	July 21, 2017	July 31, 2017	0.064
	July 11, 2017	August 21, 2017	August 31, 2017	0.064
	July 11, 2017	September 20, 2017	September 29, 2017	0.064

		Six months ended September 30, 2017:		$0.444

(A)	Represents a supplemental distribution of $0.06 per share of common stock.

Aggregate distributions to our common stockholders declared quarterly and paid were $15.2 million and $14.3 million for the six months ended September 30, 2018 and 2017, respectively, and were declared based on estimates of Investment Company Taxable Income and net long-term capital gains for the respective periods.

For the six months ended September 30, 2018, we recorded $2.7 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities. For the fiscal year ended March 31, 2018, Investment Company Taxable Income exceeded distributions declared and paid and, in accordance with Section 855(a) of the Code, we elected to treat $8.4 million of the first distributions paid to common stockholders in fiscal year 2019, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2018 and March 31, 2018, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.8 million and $0.3 million as of September 30, 2018 and March 31, 2018, respectively.

Financial Commitments and Obligations

We may have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of September 30, 2018 and March 31, 2018 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of September 30, 2018, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of September 30, 2018 and March 31, 2018 to be immaterial.

As of September 30, 2018, the following guaranty was outstanding:

•

In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (“DLL” f/k/a Agricredit Acceptance, LLC) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guaranty was renewed in February of each subsequent year and expires in February 2019, unless it is renewed again by us, CCE and DLL. In October 2018, we reduced the guaranty from $2.0 million to $1.0 million. Refer to Note 13 — Subsequent Events for additional information.

The following table summarizes the principal balances of unused line of credit and delayed draw term loan commitments and guaranties as of September 30, 2018 and March 31, 2018, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	September 30, 2018	March 31, 2018
Unused line of credit and delayed draw term loan commitments	$1,084	$6,284
Guaranties	2,000	2,000

Total	$3,084	$8,284

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Per Common Share Data:
Net asset value at beginning of period(A)	$11.57	$9.88	$10.85	$9.95
Income from investment operations(B)
Net investment (loss) income	(0.12)	0.18	(0.12)	0.35
Net realized gain (loss) on investments and other	(0.14)	—	0.29	0.04
Net unrealized appreciation of investments and other	1.19	0.24	1.74	0.29

Total from investment operations	0.93	0.42	1.91	0.68
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.20)	(0.19)	(0.41)	(0.38)
Cash distributions to common stockholders from realized gains(C)	—	—	(0.05)	(0.06)
Discounts, commissions, and offering costs	—	—	—	(0.03)
Net dilutive effect of equity offering(D)	—	—	—	(0.04)

Total from equity capital activity	(0.20)	(0.19)	(0.46)	(0.51)
Other, net(B)(E)	—	(0.01)	—	(0.02)

Net asset value at end of period(A)	$12.30	$10.10	$12.30	$10.10

Per common share market value at beginning of period $	11.77	$9.40	$10.10	$9.07
Per common share market value at end of period	11.43	9.49	11.43	9.49
Total investment return(F)	(0.61)%	3.02%	17.77%	9.66%
Common stock outstanding at end of period(A)	32,822,459	32,526,223	32,822,459	32,526,223
Statement of Assets and Liabilities Data:
Net assets at end of period	$403,574	$328,548	$403,574	$328,548
Average net assets(G)	386,747	323,834	375,487	318,751
Senior Securities Data:
Total borrowings, at cost	$120,796	$61,796	$120,796	$61,796
Mandatorily redeemable preferred stock (H)	132,250	139,150	132,250	139,150
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(I)	17.67%	9.12%	17.33%	9.77%
Ratio of net investment income to average net assets – annualized(J)	(4.13)	7.10	(2.10)	7.02

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding period.
(C)

The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.

(D)	During the six months ended September 30, 2017, the dilution was the result of issuing common shares at a price below the then current NAV per share.
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
(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets—annualized would have been 19.99% and 12.10% for the three months ended September 30, 2018 and 2017, respectively, and 19.96% and 12.61% for the six months ended September 30, 2018 and 2017, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment (loss) income to average net assets—annualized would have been (6.45)% and 4.12% for the three months ended September 30, 2018 and 2017, respectively, and (4.73)% and 4.18% for the six months ended September 30, 2018 and 2017, respectively.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries which met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during either of the six month periods ended September 30, 2018 and 2017.

NOTE 13. SUBSEQUENT EVENTS

Distributions and Dividends

In October 2018, our Board of Directors declared the following monthly and supplemental distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

				Dividend per	Dividend per
				Share of	Share of
		Distribution per		Series D Term	Series E Term
Record Date	Payment Date	Common Share		Preferred Stock	Preferred Stock
October 19, 2018	October 31, 2018	$0.068		$0.13020833	$0.13281250
November 20, 2018	November 30, 2018	0.068		0.13020833	0.13281250
December 6, 2018	December 14, 2018	0.060	(A)	—	—
December 20, 2018	December 31, 2018	0.068		0.13020833	0.13281250

	Total for the Quarter:	$0.264		$0.39062499	$0.39843750

(A)	Denotes supplemental distribution to common stockholders.

Investment Activity

In October 2018, we invested an additional $15.0 million of secured first lien debt into J.R. Hobbs, which together with our existing $21.0 million secured first lien term loan resulted in a new $36.0 million secured first lien term loan due in October 2023.

In October 2018, we exited our equity investment in CCE, which resulted in a realized loss of $7.7 million. As part of this transaction, we received success fee income of $1.0 million, reduced our existing guaranty to $1.0 million, and amended our existing $4.0 million secured second lien term loan to have a stated interest rate of LIBOR + 8.0% and mature in February 2022.

In November 2018, we sold our investment in Logo Sportswear, Inc., which had a cost basis and fair value of $10.3 million and $22. 2 million, respectively, as of September 30, 2018. In connection with the sale, we received net cash proceeds of $22.7 million, including the repayment of our debt investment of $9.2 million at par.

Certificates of Elimination

As a result of the Company’s redemption of all outstanding share of Series B Term Preferred Stock and Series C Term Preferred Stock, on October 18, 2018, the Company executed and filed a Certificate of Elimination of 6.75% Series B Cumulative Term Preferred Stock and a Certificate of Elimination of 6.50% Series C Cumulative Term Preferred Stock, thereby removing the Certificate of Designation of the Series B Term Preferred Stock and the Certificate of Designation of the Series C Term Preferred Stock from the Company’s Amended and Restated Certificate of Incorporation.

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

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 through September 30, 2018, we have made 159 consecutive monthly distributions to common stockholders.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, generally in combination with the aforementioned debt securities, of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We intend that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of September 30, 2018, our investment portfolio was made up of 74.5% in debt securities and 25.5% in equity securities, at cost.

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

Our shares of common stock, 6.25% Series D Cumulative Term Preferred Stock (“Series D Term Preferred Stock”), and 6.375% Series E Cumulative Term Preferred Stock (“Series E Term Preferred Stock”) are traded on the Nasdaq Global Select Market under the trading symbols “GAIN,” “GAINM,” and “GAINL,” respectively.

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the six months ended September 30, 2018, we exited two portfolio companies with fair values prior to their exits of $28.1 million and $0, respectively, and invested $29.2 million in one new portfolio company, resulting in a net reduction of one company in our portfolio, which was comprised of 32 companies as of September 30, 2018. From our initial public offering in June 2005 through September 30, 2018, we have made investments in 48 companies, excluding investments in syndicated loans, for a total of approximately $1 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2018, we had unrecognized, contractual success fees of $32.4 million, or $0.99 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

From inception through September 30, 2018, we have completed sales of 13 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $100.6 million in net realized gains and $22.1 million in other income upon exit, for a total increase to our net assets of $122.7 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 13 liquidity events have offset any realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 67.5% from March 2011 through September 30, 2018, and allowed us to declare and pay a $0.03 per common share supplemental distribution in fiscal year 2012, a $0.05 per common share supplemental distribution in November 2013, a $0.05 per common share supplemental distribution in December 2014, and a $0.06 per common share supplemental distribution in each of June 2017, December 2017, and June 2018.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to August 2021, and currently have a total commitment amount of $200.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the six months ended September 30, 2018, we sold 168,824 shares of our common stock under our at-the-market program for gross proceeds of approximately $1.9 million. During the year ended March 31, 2018, we sold 127,412 shares of our common stock under our at-the-market program for gross proceeds of approximately $1.3 million. Additionally, we issued approximately 2.3 million shares of common stock for gross proceeds of $21.2 million in May 2017, inclusive of the June 2017 over-allotment, and approximately 3.0 million shares of our Series E Term Preferred Stock for gross proceeds of $74.8 million in August 2018. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility, “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock.

Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On November 2, 2018, the closing market price of our common stock was $10.44 per share, representing a 15.1% discount to our net asset value (“NAV”) of $12.30 per share as of September 30, 2018. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2018 Annual Meeting of Stockholders held on August 9, 2018, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then-current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then-outstanding common stock immediately prior to each such sale, provided that our board of directors (“Board of Directors”) makes certain determinations prior to any such sale. This August 2018 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings at a price below the then-current NAV per share, once in May 2017, once in March 2015, and once in October 2012. Certain sales under the at-the-market program in March and April 2018 were also below the then-current estimated NAV per share. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act, as amended), of at least 200% (currently for the Company) or 150.0% (effective April 10, 2019 for the Company) on each of our senior securities representing indebtedness and our senior securities that are stock (such as our two series of term preferred stock).

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Directors’ approval; or April 10, 2019. Under the current 200% asset coverage standard, we may borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Starting from April 10, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a minimum asset coverage requirement of 200% with respect to our Series D Term Preferred Stock.

As of September 30, 2018, our asset coverage ratio on our senior securities representing indebtedness was 528.4% and our asset coverage on our senior securities that are stock was 254.8%.

Investment Highlights

During the six months ended September 30, 2018, and inclusive of non-cash transactions, we invested $29.2 million in one new portfolio company, received $32.8 million in proceeds from repayments and sales, and extended $1.8 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and preferred equity.

Investment Activity

During the six months ended September 30, 2018, the following significant transactions occurred:

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

The following significant investment activity occurred subsequent to September 30, 2018. Also refer to Note 13 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

•

In October 2018, we invested an additional $15.0 million of secured first lien debt into J.R. Hobbs Co. – Atlanta, LLC, which together with our existing $21.0 million secured first lien term loan resulted in a new $36.0 million secured first lien term loan due in October 2023.

•

In October 2018, we exited our equity investment in CCE, which resulted in a realized loss of $7.7 million. As part of this transaction, we received success fee income of $1.0 million, reduced our existing guaranty to $1.0 million, and amended our existing $4.0 million secured second lien term loan to have a stated interest rate of LIBOR + 8.0% and mature in February 2022.

•

In November 2018, we sold our investment in Logo Sportswear, Inc., which had a cost basis and fair value of $10.3 million and $22.2 million, respectively, as of September 30, 2018. In connection with the sale, we received net cash proceeds of $22.7 million, including the repayment of our debt investment of $9.2 million at par.

Recent Developments

Registration Statement

On June 5, 2018, we filed a registration statement on Form N-2 (File No. 333-225447), which the SEC declared effective on July 13, 2018. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of November 2, 2018, we had the ability to issue up to $225.3 million in securities under the registration statement.

At-the-Market Program

In February 2018, we entered into equity distribution agreements (commonly referred to as “at-the-market” (“ATM”) programs) with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million. As of November 2, 2018, we had remaining capacity to sell up to $31.8 million of common stock under the ATM program.

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

Mandatorily Redeemable Preferred Stock Offering and Redemption

In August 2018, we completed a public offering of 2,990,000 shares of our Series E Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $74.8 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $72.1 million. Total underwriting discounts and offering costs related to this offering were $2.7 million. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our recently issued mandatorily redeemable preferred stock.

In August 2018, we used the proceeds from the issuance of our Series E Term Preferred Stock, along with borrowings under the Credit Facility, to voluntarily redeem all outstanding shares of our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”) and 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”), each of which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.7 million, which was recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our recently redeemed mandatorily redeemable preferred stock.

As a result of the Company’s redemption of all outstanding share of Series B Term Preferred Stock and Series C Term Preferred Stock, on October 18, 2018, the Company executed and filed a Certificate of Elimination of 6.75% Series B Cumulative Term Preferred Stock and a Certificate of Elimination of 6.50% Series C Cumulative Term Preferred Stock, thereby removing the Certificate of Designation of the Series B Term Preferred Stock and the Certificate of Designation of the Series C Term Preferred Stock from the Company’s Amended and Restated Certificate of Incorporation.

Credit Facility Amendment

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. Among other things, we increased the facility size, reduced pricing, and extended the revolving period and maturity date. Refer to “Liquidity and Capital Resources —   Revolving Line of Credit” for further discussion of the Credit Facility.

Distributions and Dividends

In October 2018, our Board of Directors declared the following monthly and supplemental distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

				Dividend per	Dividend per
				Share of	Share of
		Distribution per		Series D Term	Series E Term
Record Date	Payment Date	Common Share		Preferred Stock	Preferred Stock
October 19, 2018	October 31, 2018	$0.068		$0.13020833	$0.13281250
November 20, 2018	November 30, 2018	0.068		0.13020833	0.13281250
December 6, 2018	December 14, 2018	0.060	(A)	—	—
December 20, 2018	December 31, 2018	0.068		0.13020833	0.13281250

	Total for the Quarter:	$0.264		$0.39062499	$0.39843750

(A)	Denotes supplemental distribution to common stockholders.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,895	$11,213	$682	6.1%
Dividend, success fee, and other income	1,196	1,919	(723)	(37.7)

Total investment income	13,091	13,132	(41)	(0.3)

EXPENSES
Base management fee	3,275	2,554	721	28.2
Loan servicing fee	1,674	1,485	189	12.7
Incentive fee	7,125	1,295	5,830	450.2
Administration fee	344	201	143	71.1
Interest and dividend expense	3,843	3,005	838	27.9
Amortization of deferred financing costs and discounts	497	367	130	35.4
Other	2,566	886	1,680	189.6

Expenses before credits from Adviser	19,324	9,793	9,531	97.3
Credits to fees from Adviser	(2,239)	(2,411)	172	(7.1)

Total expenses, net of credits to fees	17,085	7,382	9,703	131.4

NET INVESTMENT (LOSS) INCOME	(3,994)	5,750	(9,744)	NM

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(2,856)	(43)	(2,813)	NM
Net realized loss on other	(1,687)	—	(1,687)	NM
Net unrealized appreciation of investments	38,494	7,849	30,645	390.4
Net unrealized depreciation of other	407	—	407	NM

Net realized and unrealized gain	34,358	7,806	26,552	340.1

NET INCREASE IN NET ASSETS RESULTING FROM
OPERATIONS	$30,364	$13,556	$16,808	124.0

BASIC AND DILUTED PER COMMON SHARE:
Net investment (loss) income	$(0.12)	$0.18	$(0.30)	NM

Net increase in net assets resulting from operations	$0.93	$0.42	$0.51	121.4

NM = Not Meaningful

Investment Income

Total investment income remained relatively flat for the three months ended September 30, 2018, as compared to the prior year period. The slight decrease was primarily due to a decline in dividend, success fee, and other income, partially offset by an increase in interest income, for the three months ended September 30, 2018, as compared to the prior year period.

Interest income from our investments in debt securities increased 6.1% for the three months ended September 30, 2018, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2018 was $365.5 million, compared to $351.7 million for the prior year period. This increase was primarily due to $48.7 million in new debt investments and $59.3 million in follow-on debt investments to existing portfolio companies originated after September 30, 2017 and $15.6 million of loans placed back on accrual status, partially offset by the pay-off or restructure of $53.7 million of debt investments and $63.9 million of loans placed on non-accrual status, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructures, and non-accruals, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend, success fee, and other income, was 12.9% for the three months ended September 30, 2018, compared to 12.8% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At September 30, 2018, certain of our loans to four portfolio companies, B-Dry, LLC (“B-Dry”), The Mountain Corporation (“Mountain”), PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC (“SOG”), were on non-accrual status, with an aggregate debt cost basis of $73.5 million. At September 30, 2017, certain of our loans to three portfolio companies, Alloy Die Casting Co. (“ADC”), Precision Southeast, Inc. (“Precision”), and Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $25.2 million.

Dividend, success fee, and other income for the three months ended September 30, 2018 decreased 37.7% from the prior year period. During the three months ended September 30, 2018, dividend, success fee, and other income consisted of $1.2 million of dividend income. During the three months ended September 30, 2017, other income consisted of $1.8 million of dividend income and $0.1 million of success fee income.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective periods:

	As of September 30, 2018		Three months ended September 30, 2018
			Investment	% of Total
Portfolio Company	Fair Value	% of Portfolio	Income	Investment Income
Cambridge Sound Management, Inc.	$67,711	10.2%	$536	4.1%
Nth Degree, Inc.	53,319	8.0	462	3.5
Brunswick Bowling Products, Inc.	39,948	6.0	547	4.2
ImageWorks Display and Marketing Group, Inc.	34,189	5.1	736	5.6
J.R. Hobbs Co.—Atlanta, LLC	32,727	4.9	730	5.6

Subtotal—five largest investments	227,894	34.2	3,011	23.0
Other portfolio companies	437,223	65.8	10,070	77.0

Total investment portfolio	$665,117	100.0%	$13,081	100.0%

	As of September 30, 2017		Three months ended September 30, 2017
			Investment	% of Total
Portfolio Company	Fair Value	% of Portfolio	Income	Investment Income
Cambridge Sound Management, Inc.	$35,381	6.8%	$532	4.1%
Nth Degree, Inc.	32,714	6.3	432	3.3
Drew Foam Companies, Inc.(A)	30,922	5.9	1,068	8.1
Counsel Press, Inc.	28,946	5.6	798	6.1
J.R. Hobbs Co. – Atlanta, LLC	28,901	5.6	749	5.7

Subtotal—five largest investments	156,864	30.2	3,579	27.3
Other portfolio companies	363,310	69.8	9,545	72.7

Total investment portfolio	$520,174	100.0%	$13,124	100.0%

(A)	Investment exited subsequent to September 30, 2017.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 131.4% during the three months ended September 30, 2018, as compared to the prior year period, primarily as a result of an increase in the capital gains-based incentive fee, interest expense, the base management fee, and other expenses, partially offset by a decrease in the income-based incentive fee.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $7.1 million during the three months ended September 30, 2018, which is not yet contractually due. The capital gains-based incentive fee was a result of the net impact of net realized losses and net unrealized appreciation on investments during the period. There was no capital gains-based incentive fee during the prior year period. The income-based incentive fee decreased for the three months ended September 30, 2018 as compared to the prior year period, as pre-incentive fee net investment income decreased and net assets, which drives the hurdle rate, increased over the respective periods.

The base management fee increased for the three months ended September 30, 2018, as compared to the prior year period, as average total assets increased over the respective periods as a result of an increase in investments.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2018	2017
Average total assets subject to base management fee(A)	$655,000	$510,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	3,275	2,554
Credits to fees from Adviser—other(B)	(565)	(926)

Net base management fee	$2,710	$1,628

Loan servicing fee(B)	1,674	1,485
Credits to base management fee—loan servicing fee(B)	(1,674)	(1,485)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$1,295
Incentive fee – capital gains-based(C)	7,125	—

Total incentive fee(B)	$7,125	$1,295
Credits to fees from Adviser—other(B)	—	—

Net incentive fee	$7,125	$1,295

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

Interest and dividend expense increased 27.9% during the three months ended September 30, 2018, as compared to the prior year period, due to a higher weighted-average balance outstanding on the Credit Facility, partially offset by a lower effective interest rate. The weighted-average balance outstanding on the Credit Facility during the three months ended September 30, 2018 was $101.0 million, as compared to $42.0 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended September 30, 2018 was 5.7%, as compared to 6.3% in the prior year period. This decrease in the effective interest rate on the Credit Facility was primarily due to the reduced interest rate margin as part of the amendment to the Credit Facility in August 2018. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility.

Other expenses increased 189.6% during the three months ended September 30, 2018, as compared to the prior year period, primarily as a result of increased bad debt expense and tax expense.

Realized and Unrealized Gain (Loss)

Net Realized Loss on Investments

During the three months ended September 30, 2018, we recorded net realized losses on investments of $2.9 million, primarily related to a $3.6 million realized loss from the exit of NDLI, partially offset by $0.7 million of realized gains from the sale of a portion of our investment in Funko Acquisition Holdings, LLC (“Funko”). There were no significant realized gains or losses on investments during the three months ended September 30, 2017.

Net Realized Loss on Other

During the three months ended September 30, 2018, we recorded a net realized loss on other of $1.7 million which primarily related to unamortized deferred issuance costs written off upon the redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock in August 2018. There were no realized gains or losses on other during the three months ended September 30, 2017.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended September 30, 2018, we recorded net unrealized appreciation of investments of $38.5 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2018, were as follows:

	Three Months Ended September 30, 2018
			Reversal of
	Realized	Unrealized	Unrealized
	Gain	Appreciation	(Appreciation)	Net Gain
Portfolio Company	(Loss)	(Depreciation)	Depreciation	(Loss)
Cambridge Sound Management, Inc.	$—	$12,979	$—	$12,979
Nth Degree, Inc.	—	9,012	—	9,012
Star Seed, Inc.	—	3,750	—	3,750
SBS Industries, LLC	—	2,995	—	2,995
ImageWorks Display and Marketing Group, Inc.	—	2,779	—	2,779
Logo Sportswear, Inc.	—	2,099	—	2,099
Alloy Die Casting Co.	—	1,804	—	1,804
Brunswick Bowling Products, Inc.	—	1,698	—	1,698
Jackrabbit, Inc.	—	1,441	—	1,441
Ginsey Home Solutions, Inc.	—	1,258	—	1,258
Galaxy Tool Holding Corporation	—	1,038	—	1,038
Old World Christmas, Inc.	—	855	—	855
Counsel Press, Inc.	—	716	—	716
Funko Acquisition Holdings, LLC	745	316	(356)	705
Pioneer Square Brands, Inc.	—	353		353
Tread Corporation	—	276	—	276
NDLI, Inc.	(3,601)	—	3,600	(1)
Head Country, Inc.	—	(253)	—	(253)
SOG Specialty Knives & Tools, LLC	—	(273)	—	(273)
D.P.M.S., Inc.	—	(432)	—	(432)
Meridian Rack & Pinion, Inc.	—	(483)	—	(483)
PSI Molded Plastics, Inc.	—	(750)	—	(750)
The Mountain Corporation	—	(2,779)	—	(2,779)
J.R. Hobbs Co.—Atlanta, LLC	—	(3,304)	—	(3,304)
Other, net (<$250 Net)	—	155	—	155

Total	$(2,856)	$35,250	$3,244	$35,638

The primary drivers of net unrealized appreciation of $38.5 million for the three months ended September 30, 2018, were increased performance of certain of our portfolio companies, an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, and the reversal of previously recorded unrealized depreciation upon the exit of our investment in NDLI, which were partially offset by a decline in performance of certain of our other portfolio companies.

During the three months ended September 30, 2017, we recorded net unrealized appreciation of investments of $7.8 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2017, were as follows:

	Three Months Ended September 30, 2017
			Reversal of
	Realized	Unrealized	Unrealized
	Gain	Appreciation	(Appreciation)	Net Gain
Portfolio Company	(Loss)	(Depreciation)	Depreciation	(Loss)
Drew Foam Companies, Inc.	$—	$5,312	$—	$5,312
Nth Degree, Inc.	—	3,154	—	3,154
Brunswick Bowling Products, Inc.	—	2,305	—	2,305
Cambridge Sound Management, Inc.	—	2,148	—	2,148
Frontier Packaging, Inc.	—	2,010	—	2,010
Tread Corporation	—	1,732	—	1,732
J.R. Hobbs Co.— Atlanta, LLC	—	1,547	—	1,547
Ginsey Home Solutions, Inc.	—	1,368	—	1,368
Precision Southeast, Inc.	—	1,149	—	1,149
Head Country, Inc.	—	862	—	862
Star Seed, Inc.	—	539	—	539
Counsel Press, Inc.	—	512	—	512
SBS Industries, LLC	—	275	—	275
Diligent Delivery Systems	—	(278)	—	(278)
B-Dry, LLC	—	(341)	—	(341)
Old World Christmas, Inc.	—	(394)	—	(394)
D.P.M.S., Inc.	—	(517)	—	(517)
Meridian Rack & Pinion, Inc.	—	(823)	—	(823)
Alloy Die Casting Co.	—	(998)	—	(998)
Logo Sportswear, Inc.	—	(1,116)	—	(1,116)
Galaxy Tool Holding Corporation	—	(1,499)	—	(1,499)
B+T Group Acquisition, Inc.	—	(2,878)	—	(2,878)
The Mountain, Inc.	—	(6,342)	—	(6,342)
Other, net (<$250 Net)	(43)	122	—	79

Total	$(43)	$7,849	$—	$7,806

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

Across our entire investment portfolio, we recorded $2.6 million of net unrealized depreciation on our debt positions and $41.1 million of net unrealized appreciation on our equity positions for the three months ended September 30, 2018. At September 30, 2018, the fair value of our investment portfolio was greater than our cost basis by $70.9 million, as compared to $32.4 million at June 30, 2018, representing net unrealized appreciation of $38.5 million for the three months ended September 30, 2018. Our entire portfolio had a fair value of 111.9% of cost as of September 30, 2018.

Net Unrealized Depreciation on Other

During the three months ended September 30, 2018, we recorded net unrealized depreciation of other of $0.4 million related to the Credit Facility recorded at fair value. There was no unrealized appreciation or depreciation on other during the three months ended September 30, 2017.

Comparison of the Six Months Ended September 30, 2018 to the Six Months Ended September 30, 2017

	For the Six Months Ended September 30,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$25,209	$21,959	$3,250	14.8%
Dividend, success fee, and other income	3,386	4,793	(1,407)	(29.4)

Total investment income	28,595	26,752	1,843	6.9

EXPENSES
Base management fee	6,386	5,070	1,316	26.0
Loan servicing fee	3,414	3,049	365	12.0
Incentive fee	14,711	2,467	12,244	496.3
Administration fee	629	508	121	23.8
Interest and dividend expense	7,836	5,985	1,851	30.9
Amortization of deferred financing costs and discounts	864	734	130	17.7
Other	3,630	2,277	1,353	59.4

Expenses before credits from Adviser	37,470	20,090	17,380	86.5
Credits to fees from Adviser	(4,939)	(4,523)	(416)	9.2

Total expenses, net of credits to fees	32,531	15,567	16,964	109.0

NET INVESTMENT (LOSS) INCOME	(3,936)	11,185	(15,121)	NM

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	11,252	1,122	10,130	902.9
Net realized loss on other	(1,687)	—	(1,687)	NM
Net unrealized appreciation of investments	56,562	9,390	47,172	502.4
Net unrealized depreciation (appreciation) of other	500	—	500	NM

Net realized and unrealized gain	66,627	10,512	56,115	533.8

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$62,691	$21,697	$40,994	188.9

BASIC AND DILUTED PER COMMON SHARE:
Net investment (loss) income	$(0.12)	$0.35	$(0.47)	NM

Net increase in net assets resulting from operations	$1.91	$0.68	$1.23	180.9

NM = Not Meaningful

Investment Income

Total investment income increased by 6.9% for the six months ended September 30, 2018, as compared to the prior year period. This increase was primarily due to an increase in interest income, partially offset by a decrease in dividend, success fee, and other income, for the six months ended September 30, 2018 as compared to the prior year period.

Interest income from our investments in debt securities increased 14.8% for the six months ended September 30, 2018, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2018 was $385.9 million, compared to $346.1 million for the prior year period. This increase was primarily due to $48.7 million in new debt investments and $59.3 million in follow-on debt investments to existing portfolio companies originated after September 30, 2017 and $15.6 million of loans placed back on accrual status, partially offset by the pay-off or restructure of $53.7 million of debt investments and $63.9 million of loans placed on non-accrual status, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructures, and non-accruals, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 13.0% for the six months ended September 30, 2018, compared to 12.7% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At September 30, 2018, certain of our loans to B-Dry, Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $73.5 million. At September 30, 2017, certain of our loans to three portfolio companies, ADC, Precision, and Tread, were on non-accrual status, with an aggregate debt cost basis of $25.2 million.

Other income for the six months ended September 30, 2018 decreased 29.4% from the prior year period. During the six months ended September 30, 2018, other income primarily consisted of $1.3 million of dividend income and $2.1 million of success fee income. During the six months ended September 30, 2017, other income primarily consisted of $2.6 million of dividend income and $2.2 million of success fee income.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective periods:

	As of September 30, 2018		Six months ended September 30, 2018
			Investment	% of Total
Portfolio Company	Fair Value	% of Portfolio	Income	Investment Income
Cambridge Sound Management, Inc.	$67,711	10.2%	$1,061	3.7%
Nth Degree, Inc.	53,319	8.0	913	3.2
Brunswick Bowling Products, Inc.	39,948	6.0	1,084	3.8
ImageWorks Display and Marketing Group, Inc.	34,189	5.1	1,460	5.1
J.R. Hobbs Co. – Atlanta, LLC	32,727	4.9	1,443	5.1

Subtotal— five largest investments	227,894	34.2	5,961	20.9
Other portfolio companies	437,223	65.8	22,614	79.1

Total investment portfolio	$665,117	100.0%	$28,575	100.0%

	As of September 30, 2017		Six months ended September 30, 2017
			Investment	% of Total
Portfolio Company	Fair Value	% of Portfolio	Income	Investment Income
Cambridge Sound Management, Inc.	$35,381	6.8%	$1,057	3.9%
Nth Degree, Inc.	32,714	6.3	853	3.2
Drew Foam Companies, Inc.(A)	30,922	5.9	1,407	5.3
Counsel Press, Inc.	28,946	5.6	1,576	5.9
J.R. Hobbs Co. – Atlanta, LLC	28,901	5.6	1,537	5.7

Subtotal— five largest investments	156,864	30.2	6,430	24.0
Other portfolio companies	363,310	69.8	20,312	76.0

Total investment portfolio	$520,174	100.0%	$26,742	100.0%

(A)	Investment exited subsequent to September 30, 2017.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 109.0% during the six months ended September 30, 2018, as compared to the prior year period, primarily as a result of an increase in the capital gain-based incentive fee, interest expense, the base management fee, and other expenses, partially offset by a decrease in the income-based incentive fee.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $13.6 million during the six months ended September 30, 2018, which is not yet contractually due. The capital gains-based incentive fee was a result of the net impact of net realized gains and net unrealized appreciation on investments during the period. There was no capital gains-based incentive fee during the prior year period. The income-based incentive fee decreased for the six months ended September 30, 2018 as compared to the prior year period, as pre-incentive fee net investment income decreased and net assets, which drives the hurdle rate, increased over the respective periods.

The base management fee increased for the six months ended September 30, 2018, as compared to the prior year period, as average total assets increased over the respective periods as a result of an increase in investments.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2018	2017
Average total assets subject to base management fee(A)	$638,600	$507,000
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%

Base management fee(B)	6,386	5,070
Credits to fees from Adviser— other(B)	(1,525)	(1,474)

Net base management fee	$4,861	$3,596

Loan servicing fee(B)	3,414	3,049
Credits to base management fee— loan servicing fee(B)	(3,414)	(3,049)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$1,078	$2,467
Incentive fee – capital gains-based(C)	13,633	—

Total incentive fee(B)	$14,711	$2,467
Credits to fees from Adviser— other(B)	—	—

Net incentive fee	$14,711	$2,467

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

Interest and dividend expense increased 30.9% during the six months ended September 30, 2018, as compared to the prior year period, due to a higher weighted-average balance outstanding on the Credit Facility, partially offset by a lower effective interest rate. The weighted-average balance outstanding on our Credit Facility during the six months ended September 30, 2018 was $112.1 million as compared to $42.1 million in the prior year period. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, during the six months ended September 30, 2018 was 5.5% as compared to 6.2% in the prior year period. This decrease in the effective interest rate on the Credit Facility was primarily due to the reduced interest rate margin as part of the amendment to the Credit Facility in August 2018. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility.

Other expenses increased 59.4% for the six months ended September 30, 2018, as compared to the prior year period, primarily as a result of increased bad debt expense and tax expense.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the six months ended September 30, 2018, we recorded net realized gains on investments of $11.3 million, primarily related to a $13.8 million realized gain from the exit of Drew Foam and $0.7 million of realized gains from the sale of a portion of our investment in Funko, partially offset by a $3.6 million loss from the exit of NDLI, compared to net realized gains on investments of $1.1 million during the prior year period, primarily related to a $1.0 million realized gain from the exit of Mitchell Rubber Products, Inc.

Net Realized Loss on Other

During the six months ended September 30, 2018, we recorded a net realized loss on other of $1.7 million which primarily related to unamortized deferred issuance costs written off upon the redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock in August 2018. There were no realized gains or losses on other during the six months ended September 30, 2017.

Net Unrealized Appreciation (Depreciation) of Investments

During the six months ended September 30, 2018, we recorded net unrealized appreciation of investments of $56.6 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2018, were as follows:

	Six Months Ended September 30, 2018
			Reversal of
	Realized	Unrealized	Unrealized
	Gain	Appreciation	(Appreciation)	Net Gain
Portfolio Company	(Loss)	(Depreciation)	Depreciation	(Loss)
Cambridge Sound Management, Inc.	$—	$25,533	$—	$25,533
Nth Degree, Inc.	—	13,604	—	13,604
Brunswick Bowling Products, Inc.	—	5,633	—	5,633
Star Seed, Inc.	—	5,400	—	5,400
Galaxy Tool Holding Corporation	—	4,277	—	4,277
Alloy Die Casting Co.	—	3,799	—	3,799
SBS Industries, LLC	—	2,874	—	2,874
Logo Sportswear, Inc.	—	2,796	—	2,796
ImageWorks Display and Marketing Group, Inc.	—	2,768	—	2,768
Jackrabbit, Inc.	—	2,327	—	2,327
Schylling, Inc.	—	2,317	—	2,317
Pioneer Square Brands, Inc.	—	2,162	—	2,162
Counsel Press, Inc.	—	2,112	—	2,112
Edge Adhesives Holdings, Inc.	—	2,084	—	2,084
Ginsey Home Solutions, Inc.	—	1,547	—	1,547
Tread Corporation	—	1,491	—	1,491
Old World Christmas, Inc.	—	1,420	—	1,420
Funko Acquisition Holdings, LLC	745	834	(356)	1,223
D.P.M.S., Inc.	—	384	—	384
Behrens Manufacturing, LLC	322	—	—	322
NDLI, Inc.	(3,601)	—	3,600	(1)
Head Country, Inc.	—	(309)	—	(309)
Diligent Delivery Systems	—	(633)	—	(633)
B-Dry, LLC	—	(852)	—	(852)
Drew Foam Companies, Inc.	13,786	—	(14,755)	(969)
Meridian Rack & Pinion, Inc.	—	(1,575)	—	(1,575)
J.R. Hobbs Co.— Atlanta, LLC	—	(2,753)	—	(2,753)
PSI Molded Plastic, Inc.	—	(3,766)	—	(3,766)
The Mountain, Inc.	—	(5,338)	—	(5,338)
Other, net (<$250 Net)	—	(63)	—	(63)

Total	$11,252	$68,073	$(11,511)	$67,814

The primary drivers of net unrealized appreciation of $56.6 million for the six months ended September 30, 2018, were increased performance of certain of our portfolio companies, an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, and the reversal of previously recorded unrealized depreciation upon the exit of our investment in NDLI, which were partially offset by the reversal of previously recorded unrealized appreciation upon the exit of our investment in Drew Foam and a decline in performance of certain of our other portfolio companies.

During the six months ended September 30, 2017, we recorded net unrealized depreciation of investments of $9.4 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2017, were as follows:

	Six Months Ended September 30, 2017
			Reversal of
	Realized	Unrealized	Unrealized
	Gain	Appreciation	(Appreciation)	Net Gain
Portfolio Company	(Loss)	(Depreciation)	Depreciation	(Loss)
Cambridge Sound Management, Inc.	$—	$8,335	$—	$8,335
Nth Degree, Inc.	—	6,953	—	6,953
Drew Foam Companies, Inc.	—	5,682	—	5,682
Old World Christmas, Inc.	—	3,532	—	3,532
Tread Corporation	—	2,931	—	2,931
Precision Southeast, Inc.	—	2,776	—	2,776
Frontier Packaging, Inc.	—	2,748	—	2,748
Mathey Investments, Inc.	—	—	2,658	2,658
J.R. Hobbs Co.— Atlanta, LLC	—	1,981	—	1,981
SBS Industries, LLC	—	1,741	—	1,741
Star Seed, Inc.	—	1,303	—	1,303
Ginsey Home Solutions, Inc.	—	1,184	—	1,184
B+T Group Acquisition, Inc.	—	327	—	327
Schylling, Inc.	—	(262)	—	(262)
AquaVenture Holdings Limited	—	(265)	(21)	(286)
Head Country, Inc.	—	(635)	—	(635)
Counsel Press, Inc.	—	(671)	—	(671)
SOG Specialty Knives & Tools, LLC	—	(711)	—	(711)
B-Dry, LLC	—	(775)	—	(775)
D.P.M.S., Inc.	—	(821)	—	(821)
Jackrabbit, Inc.	—	(1,150)	—	(1,150)
Brunswick Bowling Products, Inc.	—	(1,442)	—	(1,442)
Mitchell Rubber Products, Inc.	957	—	(2,783)	(1,826)
GI Plastek, Inc.	—	(1,856)	—	(1,856)
Edge Adhesives Holdings, Inc.	—	(2,090)	—	(2,090)
Alloy Die Casting Co.	—	(2,538)	—	(2,538)
Meridian Rack & Pinion, Inc.	—	(2,724)	—	(2,724)
Country Club Enterprises, LLC	—	(3,087)	—	(3,087)
Galaxy Tool Holding Corporation	—	(4,124)	—	(4,124)
The Mountain, Inc.	—	(6,496)	—	(6,496)
Other, net (<$250 Net)	165	(310)	—	(145)

Total	$1,122	$9,536	$(146)	$10,512

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

Across our entire investment portfolio, we recorded $3.1 million of net unrealized depreciation on our debt positions and $59.7 million of net unrealized appreciation on our equity positions for the six months ended September 30, 2018. At September 30, 2018, the fair value of our investment portfolio was greater than our cost basis by $70.9 million, as compared to $14.3 million at March 31, 2018, representing net unrealized appreciation of $56.6 million for the six months ended September 30, 2018. Our entire portfolio had a fair value of 111.9% of cost as of September 30, 2018.

Net Unrealized Depreciation on Other

During the six months ended September 30, 2018, we recorded net unrealized depreciation of other of $0.5 million related to the Credit Facility recorded at fair value. There was no unrealized appreciation or depreciation on other during the six months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the six months ended September 30, 2018 was $15.1 million, as compared to $6.1 million for the six months ended September 30, 2017. This change was primarily due to higher net proceeds from the sale of investments period over period.

Repayments and net proceeds from the sale of investments totaled $32.8 million during the six months ended September 30, 2018, compared to $23.4 million during the six months ended September 30, 2017. Purchases of investments were $31.0 million during the six months ended September 30, 2018, compared to $31.6 million during the six months ended September 30, 2017.

As of September 30, 2018, we had equity investments in or loans to 32 portfolio companies with an aggregate cost basis of $594.3 million. As of September 30, 2017, we had equity investments in or loans to 34 portfolio companies with an aggregate cost basis of $534.4 million. The following table summarizes our total portfolio investment activity during the six months ended September 30, 2018 and 2017:

	Six Months Ended September 30,
	2018	2017
Beginning investment portfolio, at fair value	$599,147	$501,579
New investments	29,202	28,300
Disbursements to existing portfolio companies	1,750	3,348
Unscheduled principal repayments	(14,514)	(17,610)
Net proceeds from sales of investments	(17,969)	(5,796)
Net realized gain on investments	10,930	957
Net unrealized appreciation of investments	68,073	9,536
Reversal of net unrealized appreciation of investments	(11,511)	(146)
Amortization of premiums, discounts, and acquisition costs, net	9	6

Ending investment portfolio, at fair value	$665,117	$520,174

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2018:

		Amount(A)
For the remaining six months ending March 31:	2019	$52,931
For the fiscal years ending March 31:	2020	104,413
	2021	69,910
	2022	80,796
	2023	86,990
	Thereafter	47,618

	Total contractual repayments	$442,658
	Adjustments to cost basis of debt investments	(75)
	Investments in equity securities	151,671

	Total cost basis of investments held as of September 30, 2018:	$$594,254

(B)

Subsequent to September 30, 2018, one debt investment with a principal balance of $9.2 million maturing during the fiscal year ended March 31, 2020 was repaid at par and debt investments in three portfolio companies with combined principal balances of $11.7 million, $4.0 million, and $21.0 million, respectively, which previously had maturity dates during the fiscal years ending March 31, 2019, March 31, 2020, and March 31, 2022, respectively, were extended to mature during the fiscal years ending March 31, 2022, March 31, 2022, and March 31, 2024, respectively.

Financing Activities

Net cash used in financing activities for the six months ended September 30, 2018 was $15.8 million, which was primarily a result of the redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock of $81.7 million and $15.2 million in distributions to common stockholders, partially offset by $72.1 million of net proceeds from the issuance of our Series E Term Preferred Stock, $8.7 million of net borrowings on the Credit Facility, and $1.8 million of net proceeds from the issuance of common stock under the ATM program.

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

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.067 per common share for each of the six months from April through September 2018 and a supplemental distribution of $0.06 per common share for June 2018.

The federal income tax characteristics of distributions paid to our common stockholders is generally reported to stockholders on Internal Revenue Service Form 1099 after the end of the calendar year based on tax information for the full fiscal year. Any characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full year.

For the year ended March 31, 2018, distributions to common stockholders totaled $28.9 million and were less than our taxable income for the same year, after also taking into account spillover amounts under Section 855(a) of the Code with respect to the prior year. At March 31, 2018, we elected to treat $8.4 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, for the year ended March 31, 2018, we recorded $1.6 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Net investment income in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities. For the six months ended September 30, 2018, we recorded $2.7 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.140625 per share to holders of our Series B Term Preferred Stock for each of the five months from April through August 2018 (prior to redemption); (ii) $0.135417 per share to holders of our Series C Term Preferred Stock for each of the five months from April through August 2018 (prior to redemption); and (iii) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the six months from April through September 2018. Our Board of Directors also declared and we paid a combined dividend for the pro-rated period from and including the issuance date, August 22, 2018, to and including August 31, 2018 and the full month of September 2018, which totaled $0.17265625 per share, to the holders of our Series E Term Preferred Stock. In accordance with GAAP, we treat these monthly dividends as an operating expense. The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Such a characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full year.

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

Equity

Registration Statement

On June 5, 2018, we filed a registration statement on Form N-2 (File No. 333-225447), which the SEC declared effective on July 13, 2018. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of November 2, 2018, we had the ability to issue up to $225.3 million in securities under the registration statement.

Common Stock

In February 2018, we entered into equity distribution agreements with the Sales Agents, under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million. As of November 2, 2018, we had remaining capacity to sell up to $31.8 million of common stock under the ATM program.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On November 2, 2018, the closing market price of our common stock was $10.44 per share, representing a 15.1% discount to our NAV per share of $12.30 as of September 30, 2018. At our 2018 Annual Meeting of Stockholders held on August 9, 2018, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then-current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale.

Term Preferred Stock

Pursuant to our current registration statement on Form N-2 (File No. 333-225447), in August 2018, we completed a public offering of 2,990,000 shares of our Series E Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $74.8 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $72.1 million. Total underwriting discounts and offering costs related to this offering were $2.7 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending August 31, 2025, the mandatory redemption date.

Our Series E Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.375% per year, payable monthly (which equates to $4.8 million per year). We are required to redeem all shares of our outstanding Series E Term Preferred Stock on August 31, 2025, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series E Term Preferred Stock, and (2) if we fail to maintain asset coverage as required by Sections 18 and 61 of the 1940 Act (which is currently 200% for the Company and will be 150% effective April 10, 2019 for the Company, unless earlier approved by the Company’s stockholders) and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series E Term Preferred Stock or otherwise cure the asset coverage redemption trigger (we may also redeem additional securities to cause asset coverage to be up to 250% currently and 200% effective April 10, 2019). We may also voluntarily redeem all or a portion of our Series E Term Preferred Stock at our sole option at the redemption price at any time on or after August 31, 2020.

In August 2018, we used the proceeds from the issuance of our Series E Term Preferred Stock, along with borrowings under the Credit Facility, to voluntarily redeem all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock, each of which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.7 million, which was recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

Prior to its redemption in August 2018, our Series B Term Preferred Stock provided for a fixed dividend equal to 6.75% per year, payable monthly (which equated to $2.8 million per year). We were required to redeem all shares of our outstanding Series B Term Preferred Stock on December 31, 2021, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. Our Series B Term Preferred Stock was not convertible into our common stock or any other security.

Prior to its redemption in August 2018, our Series C Term Preferred Stock provided for a fixed dividend equal to 6.50% per year, payable monthly (which equated to $2.6 million per year). We were required to redeem all shares of our outstanding Series C Term Preferred Stock on May 31, 2022, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. Our Series C Term Preferred Stock was not convertible into our common stock or any other security.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series D Term Preferred Stock and Series E Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series D Term Preferred Stock and Series E Term Preferred Stock) as of September 30, 2018 was 254.8%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously, with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on or before August 22, 2023 (two years after the revolving period end date). The amended Credit Facility provides two one-year extension options that may be exercised on or before the first and second anniversary of the August 22, 2018 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

Advances under the Credit Facility generally bear interest at 30-day LIBOR plus 2.85% per annum until August 21, 2021, with the margin then increasing to 3.10% for the period from August 22, 2021 to August 21, 2022, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount. We incurred fees of approximately $1.6 million in connection with this amendment.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of September 30, 2018, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2018, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $529.6 million, asset coverage on our senior securities representing indebtedness of 528.4%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2018, we had availability, after adjustments for various constraints based on collateral quality, of $80.2 million under the Credit Facility and were in compliance with all covenants under the Credit Facility. As of November 2, 2018, we had availability, before adjustments for various constraints based on collateral quality, of $91.9 million under the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2018 and March 31, 2018, we had unrecognized, contractual off-balance sheet success fee receivables of $32.4 million and $28.3 million (or approximately $0.99 and $0.87 per common share), respectively, on our debt investments. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of September 30, 2018 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $2.0 million of obligations of Country Club Enterprises, LLC. The guaranty expires in February 2019, unless renewed. As of September 30, 2018, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial. In October 2018, we reduced the guaranty from $2.0 million to $1.0 million. Refer to Note 13 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information.

The following table shows our contractual obligations as of September 30, 2018, at cost:

	Payments Due by Period
		Less than			More than
Contractual Obligations(A)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Credit Facility(B)	$115,700	$—	$—	$115,700	$—
Mandatorily redeemable preferred stock	132,250	—	—	57,500	74,750
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	83,191	15,143	30,037	28,877	9,134

Total	$336,237	$15,143	$35,133	$202,077	$83,884

(A)	Excludes unused line of credit and delayed draw term loan commitments and guaranties to our portfolio companies in the aggregate principal amount of $3.1 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of September 30, 2018. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the respective mandatory redemption dates of each series.

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

The following table reflects risk ratings for all loans in our portfolio as of September 30, 2018 and March 31, 2018:

Rating	September 30, 2018	March 31, 2018
Highest	9.0	10.0
Average	6.8	6.4
Weighted-Average	7.2	6.5
Lowest	3.0	4.0

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

In an effort to limit federal excise taxes imposed on RICs, a RIC has to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gains in excess of capital losses from preceding years that were not distributed during such years. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both September 30, 2018 and March 31, 2018.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. As of September 30, 2018, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

97.2%	Variable rates with a floor
2.8	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures during the six months ended September 30, 2018 from that disclosed in our Annual Report for the fiscal year ended March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2018 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

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

Notwithstanding the modified asset coverage leverage ratio under the 1940 Act described above, we remain subject to a minimum asset coverage requirement of 200% with respect to our Series D Term Preferred Stock. If we drop below the 200% minimum asset coverage requirement, we may under certain circumstances be required to redeem our Series D Term Preferred Stock. In addition, in the event we fall below the 200% minimum asset coverage requirement, we may need to issue additional series of term preferred stock with a lower asset coverage requirement. Such events, if they were to occur, could have a significant adverse effect on our business, financial condition, results of operations, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information with respect to the purchases made by or on behalf of the Company of our 6.75% Series B Cumulative Term Preferred Stock, par value $0.001 per share (the “Series B Term Preferred Stock”) and our 6.50% Series C Cumulative Term Preferred Stock, par value $0.001 per share (the “Series C Term Preferred Stock”), during the second quarter of our fiscal year 2019. The Company elected to voluntarily redeem the entirety of the then issued and outstanding Series B Term Preferred Stock and Series C Term Preferred Stock, pursuant to their respective terms, on August 31, 2018. On October 18, 2018, the Company executed and filed a Certificate of Elimination of 6.75% Series B Cumulative Term Preferred Stock and a Certificate of Elimination of 6.50% Series C Cumulative Term Preferred Stock, thereby removing the Certificate of Designation of the Series B Term Preferred Stock and the Certificate of Designation of the Series C Term Preferred Stock from the Company’s Amended and Restated Certificate of Incorporation. The Company does not have any existing publicly announced repurchase plans or programs.

	(a)		(c)	(d)
	Total Number		Total Number of	Maximum Number
	of Shares of	(b)	Shares of Series B	of Shares of Series
	Series B	Average Price	Term Preferred	B Term Preferred
	Term	Paid per Share	Stock Purchased	Stock that May Yet
	Preferred	of Series B	as Part of Publicly	Be Purchased
	Stock	Term Preferred	Announced Plans	Under the Plans or
Period	Purchased	Stock	or Programs	Programs
July 1 through 31, 2018	—	—	—	—
August 1 through 31, 2018	1,656,000	$25.00	—	—
September 1 through 30, 2018	—	—	—	—

Total	1,656,000	$25.00	—	—

	(a)		(c)	(d)
	Total Number		Total Number of	Maximum Number
	of Shares of	(b)	Shares of Series C	of Shares of Series
	Series C	Average Price	Term Preferred	C Term Preferred
	Term	Paid per Share	Stock Purchased	Stock that May Yet
	Preferred	of Series C	as Part of Publicly	Be Purchased
	Stock	Term Preferred	Announced Plans	Under the Plans or
Period	Purchased	Stock	or Programs	Programs
July 1 through 31, 2018	—	—	—	—
August 1 through 31, 2018	1,610,000	$25.00	—	—
September 1 through 30, 2018	—	—	—	—

Total	1,610,000	$25.00	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

See the exhibit index.

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

3.1.b	Certificate of Designation of 6.50% Series C Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

3.1.c	Certificate of Amendment to the Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.1.d	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

3.1.e	Certificate of Designation of 6.375% Series E Cumulative Term Preferred Stock Due 2025 of Gladstone Investment Corporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.75% Series B Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

4.3	Specimen 6.50% Series C Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

4.4	Specimen 6.25% Series D Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

4.5	Specimen 6.375% Series E Cumulative Term Preferred Stock Certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

10.1	Amendment No. 4 to Fifth Amended and Restated Credit Agreement, dated as of August 22, 2018 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 23, 2018.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Furnished herewith

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

Date: November 5, 2018