Form 10-Q
period 2018-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2019-02-05
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 4, 2019 was 32,822,459.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	March 31,
	2018	2018
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $254,034 and $220,087, respectively)	$308,098	$247,297
Affiliate investments (Cost of $326,950 and $343,247, respectively)	285,016	339,393
Control investments (Cost of $21,512 and $21,512 respectively)	13,910	12,457
Cash and cash equivalents	2,242	3,639
Restricted cash and cash equivalents	2,061	328
Interest receivable	2,626	3,532
Due from administrative agent	2,710	2,324
Deferred financing costs, net	1,934	976
Other assets, net	1,011	953

TOTAL ASSETS	$619,608	$610,899

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $50,100 and $107,000, respectively)	$50,100	$107,500
Secured borrowing	5,096	5,096

Total borrowings	55,196	112,596
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 6,500,000 and 6,356,000 shares authorized, respectively; 5,290,000 and 5,566,000 shares issued and outstanding, respectively, net	128,314	135,615
Accounts payable and accrued expenses	1,278	916
Fees due to Adviser(A)	20,803	6,671
Fee due to Administrator(A)	346	317
Other liabilities	2,272	584

TOTAL LIABILITIES	$208,209	$256,699

Commitments and contingencies(B)
NET ASSETS	$411,399	$354,200

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 32,822,459 and 32,653,635 shares issued and outstanding, respectively	$33	$33
Capital in excess of par value	329,957	330,661
Cumulative net unrealized appreciation of investments	4,528	14,301
Cumulative net unrealized appreciation of other	—	(500)
(Overdistributed) underdistributed net investment income	(9,849)	3,660
Accumulated net realized gain in excess of distributions	86,730	6,045

Total distributable earnings	81,409	23,506

TOTAL NET ASSETS	$411,399	$354,200

NET ASSET VALUE PER SHARE AT END OF PERIOD	$12.53	$10.85

(A)	Refer to Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 – Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$5,887	$4,593	$17,775	$13,646
Affiliate investments	6,348	8,780	19,228	21,260
Control investments	215	211	636	627
Cash and cash equivalents	10	4	30	14

Total interest income	12,460	13,588	37,669	35,547
Dividend income
Non-Control/Non-Affiliate investments	—	152	1,262	1,922
Affiliate investments	(433)	—	(433)	865

Total dividend income	(433)	152	829	2,787
Success fee income
Non-Control/Non-Affiliate investments	1,782	706	1,906	2,864
Affiliate investments	1,156	—	1,156	—
Control investments	—	1,738	2,000	1,738

Total success fee income	2,938	2,444	5,062	4,602

Total investment income	14,965	16,184	43,560	42,936

EXPENSES
Base management fee(A)	3,227	2,769	9,613	7,839
Loan servicing fee(A)	1,730	1,567	5,144	4,616
Incentive fee(A)	4,138	2,822	18,849	5,289
Administration fee(A)	346	261	975	769
Interest expense on borrowings	1,759	1,035	5,027	2,518
Dividends on mandatorily redeemable preferred stock	2,089	2,251	6,657	6,753
Amortization of deferred financing costs and discounts	373	366	1,237	1,100
Professional fees	262	231	920	810
Other general and administrative expenses	66	(16)	3,038	1,682

Expenses before credits from Adviser	13,990	11,286	51,460	31,376

Credits to base management fee – loan servicing fee(A)	(1,730)	(1,567)	(5,144)	(4,616)
Credits to fees from Adviser – other(A)	(3,317)	(1,066)	(4,842)	(2,540)

Total expenses, net of credits to fees	8,943	8,653	41,474	24,220

NET INVESTMENT INCOME	6,022	7,531	2,086	18,716

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(1,983)	25	12,548	1,003
Affiliate investments	78,787	—	75,508	144
Other	—	—	(1,687)	—

Total net realized gain (loss)	76,804	25	86,369	1,147
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	10,790	7,330	26,854	23,454
Affiliate investments	(74,302)	3,773	(38,081)	1,163
Control investments	(2,823)	(1,257)	1,454	(5,381)
Other	—	(258)	500	(258)

Total net unrealized (depreciation) appreciation	(66,335)	9,588	(9,273)	18,978

Net realized and unrealized gain	10,469	9,613	77,096	20,125

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,491	$17,144	$79,182	$38,841

(A)	Refer to Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.18	$0.23	$0.06	$0.58

Net increase in net assets resulting from operations	$0.50	$0.53	$2.41	$1.21

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	32,822,459	32,526,223	32,802,733	32,178,127

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2018	2017
OPERATIONS
Net investment income	$2,086	$18,716
Net realized gain on investments	88,056	1,147
Net realized loss on other	(1,687)	—
Net unrealized (depreciation) appreciation of investments	(9,773)	19,236
Net unrealized depreciation (appreciation) of other	500	(258)

Net increase in net assets from operations	79,182	38,841

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(18,134)	(20,826)
Distributions to common stockholders from realized gains	(5,685)	(1,756)

Net decrease in net assets from distributions	(23,819)	(22,582)

CAPITAL ACTIVITY
Issuance of common stock	1,873	21,154
Discounts, commissions, and offering costs for issuance of common stock	(37)	(1,098)

Net increase in net assets from capital activity	1,836	20,056

TOTAL INCREASE IN NET ASSETS	57,199	36,315

NET ASSETS, BEGINNING OF PERIOD	354,200	301,082

NET ASSETS, END OF PERIOD	$411,399	$337,397

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$79,182	$38,841
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(84,211)	(71,188)
Principal repayments of investments	44,714	19,610
Net proceeds from the sale of investments	109,094	7,007
Net realized gain on investments	(87,489)	(1,239)
Net realized loss on other	1,670	—
Net unrealized depreciation (appreciation) of investments	9,773	(19,236)
Net unrealized (depreciation) appreciation of other	(500)	258
Amortization of premiums, discounts, and acquisition costs, net	(14)	(11)
Amortization of deferred financing costs and discounts	1,237	1,100
Bad debt expense, net of recoveries	1,492	302
Changes in assets and liabilities:
Increase in interest receivable	(105)	(1,051)
Increase in due from administrative agent	(386)	(3,699)
(Increase) decrease in other assets, net	(155)	2,606
Increase in accounts payable and accrued expenses	361	655
Increase in fees due to Adviser(A)	14,132	1,720
Increase (decrease) in fee due to Administrator(A)	30	(35)
Increase (decrease) in other liabilities	1,687	(885)

Net cash provided by (used in) operating activities	90,512	(25,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,873	21,154
Discounts, commissions, and offering costs for issuance of common stock	(28)	(1,090)
Proceeds from line of credit	191,100	96,300
Repayments on line of credit	(248,000)	(69,400)
Proceeds from issuance of mandatorily redeemable preferred stock	74,750	—
Redemption of mandatorily redeemable preferred stock	(81,650)	—
Deferred financing and offering costs	(4,402)	(75)
Distributions paid to common stockholders	(23,819)	(22,582)

Net cash (used in) provided by financing activities	(90,176)	24,307

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	336	(938)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,967	4,099

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,303	$3,161

CASH PAID FOR INTEREST	$4,764	$1,928

NON-CASH ACTIVITIES(B)	$—	$42,977

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

(A)	Refer to Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	2017:

Significant non-cash operating activities consisted principally of the following transaction:

In November 2017, one of our portfolio companies, GI Plastek, Inc. (“GI Plastek”), merged with another one of our portfolio companies, Precision Southeast, Inc. (“Precision”), into a new company, PSI Molded Plastics, Inc. (“PSI Molded”). As a result of this transaction, our debt investments in GI Plastek and Precision, which totaled $15.0 million and $9.6 million, respectively, at principal and cost, were assumed by PSI Molded and combined into a new secured second lien term loan totaling $24.6 million. Our preferred equity investment in GI Plastek, with a cost basis of $5.2 million, and our preferred and common equity investments in Precision, with a combined cost basis of $3.8 million, were converted into a preferred equity investment in PSI Molded with the same cost basis.

In June 2017, one of our portfolio companies, Mathey Investments, Inc. (“Mathey”), merged with and into another one of our portfolio companies, SBS Industries, LLC (“SBS”). As a result of this transaction, our debt investments in Mathey, which totaled $8.6 million at principal and cost, were assumed by SBS and combined with our existing debt investment in SBS, which totaled $11.4 million at principal and cost, into a new secured first lien term loan totaling $20.0 million. Our common equity investment in Mathey, with a cost basis of $0.8 million, was converted into a preferred equity investment in SBS with the same cost basis.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 75.0%
Secured First Lien Debt – 38.8%
Containers, Packaging, and Glass – 2.3%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 3/2021)(L)	$9,500	$9,500	$9,500

Diversified/Conglomerate Services – 15.7%
Bassett Creek Restoration, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 4/2023)(L)	28,000	28,000	28,000
Counsel Press, Inc. – Term Debt (L+11.8%, 14.3% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 15.5% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (L+11.5%, 14.0% Cash, Due 3/2023)(L)	13,290	13,290	13,290

		64,790	64,790
Farming and Agriculture – 2.7%
Jackrabbit, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 9/2019)(L)	11,000	11,000	11,000

Healthcare, Education, and Childcare – 4.9%
Educators Resource, Inc. – Line of Credit, $5,000 available (L+8.0%, 10.5% Cash, Due 11/2019) (T)	—	—	—
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023) (T)	20,000	20,000	20,000

		20,000	20,000
Leisure, Amusement, Motion Pictures, and Entertainment – 6.8%
Schylling, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 8/2019)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 8/2019)(L)	8,500	8,500	8,500
Schylling, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 8/2019)(L)	6,000	6,000	6,000

		27,581	27,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 4.9%
SBS Industries, LLC – Term Debt (L+12.0%, 14.5% Cash, Due 6/2020)(L)	19,957	19,957	19,957

Oil and Gas – 0.8%
Tread Corporation – Line of Credit, $634 available (L+10.0%, 12.5% Cash, Due 3/2021)(Q)	3,216	3,216	3,216

Personal, Food, and Miscellaneous Services – 0.7%
B-Dry, LLC – Line of Credit, $50 available (L+0.3%, 2.8% Cash (0.8% Unused Fee), Due 12/2019)(G)(L)	4,600	4,600	3,076
B-Dry, LLC – Term Debt (L+0.3%, 2.8% Cash, Due 12/2019)(G)(L)	6,443	6,443	—
B-Dry, LLC – Term Debt (L+0.3%, 2.8% Cash, Due 12/2019)(G)(L)	840	840	—

		11,883	3,076

Total Secured First Lien Debt		$167,927	$159,120

Secured Second Lien Debt – 7.4%

Automobile – 1.0%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.5% Cash, Due 2/2022)(T)	$4,000	$4,000	$4,000
Country Club Enterprises, LLC – Guaranty ($1,000)(U)	—	—	—

		4,000	4,000
Cargo Transport – 3.2%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.5% Cash, Due 11/2022)(K)	13,000	12,929	12,967

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.2%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,229	$30,267

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Preferred Equity – 24.5%
Containers, Packaging, and Glass – 0.3%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1,400

Diversified/Conglomerate Services – 13.6%
Bassett Creek Restoration, Inc. – Preferred Stock(C)(L)	4,900	4,900	1,887
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	11,823
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	42,027

		17,555	55,737
Farming and Agriculture – 1.3%
Jackrabbit, Inc. – Preferred Stock(C)(L)	3,556	3,556	5,529

Healthcare, Education, and Childcare – 2.1%
Educators Resource, Inc. – Preferred Stock(C)(T)	8,560	8,560	8,560

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.8%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	15,497

Leisure, Amusement, Motion Pictures, and Entertainment – 1.4%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	5,722

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.1%
SBS Industries, LLC – Preferred Stock(C)(L)	27,705	2,771	4,377

Oil and Gas – 0.9%
Tread Corporation – Preferred Stock(C)(Q)	12,998,639	3,768	3,869

Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)	2,500	2,516	—

Total Preferred Equity		$53,682	$100,691

Common Equity/Equivalents – 4.3%
Cargo Transport – 0.5%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$2,199

Containers, Packaging, and Glass – 2.7%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	11,214

Farming and Agriculture – 0.1%
Jackrabbit, Inc. – Common Stock(C)(L)	548	94	544

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.9%
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	3,689

Oil and Gas – 0.0%
Tread Corporation – Common Stock(C)(Q)	10,089,048	753	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	39,483	167	374

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	$300	$—

Total Common Equity		$2,196	$18,020

Total Non-Control/Non-Affiliate Investments		$254,034	$308,098

AFFILIATE INVESTMENTS(O) – 69.3%
Secured First Lien Debt – 41.5%
Automobile – 1.6%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 14.0% Cash, Due 6/2019)(K)	$9,660	$9,660	$6,617

Beverage, Food, and Tobacco – 2.2%
Head Country, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 2/2019)(L)	9,050	9,050	9,050

Diversified/Conglomerate Manufacturing – 4.3%
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	10,796	10,796	5,778
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 13.0% Cash, Due 2/2022)(K)	9,300	9,300	8,905
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 14.3% Cash, Due 2/2022)(K)	3,000	3,000	2,887

		23,096	17,570
Diversified/Conglomerate Services – 14.1%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 11/2022)(L)	22,000	22,000	22,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 12.8% Cash, Due 10/2023)(L)	36,000	36,000	36,000

		58,000	58,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.1%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Old World Christmas, Inc. – Term Debt (L+11.3%, 13.8% Cash, Due 10/2019)(L)	15,770	15,770	15,770

		33,470	33,470
Leisure, Amusement, Motion Pictures, and Entertainment – 2.2%
SOG Specialty Knives & Tools, LLC – Term Debt (L+7.3%, 9.8% Cash, Due 8/2020)(G)(L)(V)	6,200	6,200	6,200
SOG Specialty Knives & Tools, LLC – Term Debt (L+8.3%, 10.8% Cash, Due 8/2020)(G)(L)(V)	12,200	12,200	2,564
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	537	537	256

		18,937	9,020

Personal and Non-Durable Consumer Products (Manufacturing Only) – 5.6%
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 14.5% Cash, Due 8/2022)(L)	23,100	23,100	23,100

Telecommunications – 3.4%
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.5% Cash, Due 12/2019)(L)	14,000	14,000	14,000

Total Secured First Lien Debt		$189,313	$170,827

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Secured Second Lien Debt – 8.2%
Chemicals, Plastics, and Rubber – 4.2%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 14.5% Cash, Due 1/2024)(G)(L)	$24,618	$24,618	$17,086

Diversified/Conglomerate Manufacturing – 3.0%
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.5% Cash, Due 4/2021)(K)	12,215	12,215	11,331
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.5% Cash, Due 4/2021)(K)	175	175	162
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.5% Cash, Due 4/2021)(K)	910	910	844

		13,300	12,337
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.0%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 8/2021)(G)(L)	18,600	18,600	1,438
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,000	1,000	1,000
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,500	1,500	1,500
The Mountain Corporation – Delayed Draw Term Debt, $400 available (Due 8/2021)(L)(R)	600	600	600

		21,700	4,538

Total Secured Second Lien Debt		$59,618	$33,961

Preferred Equity – 19.6%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$—

Beverage, Food, and Tobacco – 0.7%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	2,784

Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	58,598	9,730	—

Diversified/Conglomerate Manufacturing – 1.2%
Alloy Die Casting Co.(M) – Preferred Stock(C)(L)	5,114	5,114	4,052
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	748

		10,729	4,800
Diversified/Conglomerate Services – 5.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	9,543
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	5,920	5,920	13,473

		12,669	23,016
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.5%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	25,336
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	13,501

		11,123	38,837
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	9,749	9,749	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.6%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	10,791

		12,399	10,791
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	—

Total Preferred Equity		$77,976	$80,228

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Common Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	$41	$—
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		42	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$43	$—

Total Affiliate Investments		$326,950	$285,016

CONTROL INVESTMENTS(P) – 3.4%:
Secured Second Lien Debt – 2.4%
Aerospace and Defense – 2.4%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 7.0% Cash (1.0% Unused Fee), Due 8/2019)(L)	$5,000	$5,000	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)(L)	5,000	5,000	5,000

		$10,000	$10,000

Preferred Equity – 1.0%
Aerospace and Defense – 1.0%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$3,910
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$13,910

TOTAL INVESTMENTS – 147.7%		$602,496	$607,024

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $529.8 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 – Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2018, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 2.5% as of December 31, 2018. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2018.
(E)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(F)

Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(G)	Debt security is on non-accrual status.
(H)

$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2018.

(I)	Debt security has a fixed interest rate.
(J)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(K)

Fair value was based on internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (formerly Standard and Poor’s Securities Evaluations, Inc.). Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(L)

Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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
(S)

Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible into class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(T)

New portfolio investment valued at cost, as it was determined that the price paid or transaction amount during the three months ended December 31, 2018 best represents fair value as of December 31, 2018.

(U)	Refer to Note 11 – Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(V)	Investment was restructured subsequent to December 31, 2018. Refer to Note 13 – Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 69.8%
Secured First Lien Debt – 35.8%
Chemicals, Plastics, and Rubber – 2.8%
Drew Foam Companies, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 7/2018)(Q)	$9,913	$9,913	$9,987

Containers, Packaging, and Glass – 2.7%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 12/2019)(L)	9,500	9,500	9,500

Diversified/Conglomerate Services – 10.4%
Counsel Press, Inc. – Term Debt (L+11.8%, 13.6% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 14.9% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (L+11.5%, 13.4% Cash, Due 12/2020)(L)	13,290	13,290	13,290

		36,790	36,790
Farming and Agriculture – 4.5%
Jackrabbit, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 4/2018)(L)	11,000	11,000	11,000
Star Seed, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 5/2020)(L)	5,000	5,000	5,000

		16,000	16,000
Leisure, Amusement, Motion Pictures, and Entertainment – 7.8%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2018)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2018)(T)	8,500	8,500	8,500
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2018)(T)	6,000	6,000	6,000

		27,581	27,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 5.6%
SBS Industries, LLC – Line of Credit, $1,500 available (L+8.5%, 10.4% Cash (1.0% Unused Fee), Due 6/2018)(L)	—	—	—
SBS Industries, LLC – Term Debt (L+12.0%, 14.0% Cash, Due 6/2020)(L)	19,957	19,957	19,957

		19,957	19,957
Oil and Gas – 0.9%
Tread Corporation – Line of Credit, $634 available (L+10.0%, 12.5% Cash, Due 3/2021)(G)(L)	3,216	3,216	3,216

Personal, Food, and Miscellaneous Services – 1.1%
B-Dry, LLC – Line of Credit, $100 available (L+0.3%, 2.1% Cash (0.8% Unused Fee), Due 12/2018)(L)	4,550	4,550	3,882
B-Dry, LLC – Term Debt (L+0.3%, 2.1% Cash, Due 12/2019)(L)	6,443	6,443	—
B-Dry, LLC – Term Debt (L+0.3%, 2.1% Cash, Due 12/2019)(L)	840	840	—

		11,833	3,882

Total Secured First Lien Debt		$134,790	$126,913

Secured Second Lien Debt – 8.6%
Automobile – 1.1%
Country Club Enterprises, LLC – Term Debt (L+11.0%, 18.7% Cash, Due 5/2018)(L)	$4,000	$4,000	$4,000

Cargo Transport – 3.7%
Diligent Delivery Systems – Term Debt (L+8.0%, 10.0% Cash, Due 11/2022)(Q)	13,000	12,916	13,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.8%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,216	$30,300

Preferred Equity – 17.3%
Automobile – 0.3%
Country Club Enterprises, LLC – Preferred Stock(C)(L)	7,304,792	$7,725	$1,010
Country Club Enterprises, LLC – Guaranty ($2,000)(U)	—	—	—

		7,725	1,010

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $504.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 –Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2018, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.

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
(E)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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
(K)

Fair value was based on internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (formerly Standard and Poor’s Securities Evaluations, Inc.). Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(L)

Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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
(S)

Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible into class A common stock in Funko, Inc. upon the expiration of a lock-up agreement and meeting certain other requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(T)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2018 best represents fair value as of March 31, 2018.
(U)	Refer to Note 11 – Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
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

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

(UNAUDITED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost.

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of ours, was established on August 11, 2006 for the sole purpose of holding certain investments pledged as collateral under our line of credit. The financial statements of Business Investment are consolidated with those of Gladstone Investment. We also have significant subsidiaries (as defined under Rule 1-02(w) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. Refer to Note 12 – Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2018 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2019 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC on May 15, 2018.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements. Actual results may differ from those estimates.

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

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials, presented by the chief valuation officer. Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and determine in good faith the fair value of such investments in accordance with the Policy.

There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the chief valuation officer, uses the Policy and each quarter the Valuation Committee and Board of Directors review the Policy to determine if changes thereto are advisable and whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments.

ICE Data Pricing and Reference Data, LLC (“ICE”) (formerly Standard and Poor’s Securities Evaluations, Inc.), a valuation specialist, generally provides estimates of fair value on our debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances before determining fair value.

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value (“TEV”) of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review the valuation of each of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our TEV, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a recommendation to our Valuation Committee and Board of Directors as to the fair value. Our Board of Directors reviews the recommended fair value and whether it is reasonable in light of the Policy and other relevant facts and circumstances before determining fair value.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•

Total Enterprise Value – In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA obtained from our indexing methodology whereby the original transaction EBITDA at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

•

Yield Analysis – The Valuation Team generally determines the fair value of our debt investments for which we do not have the ability to effectuate a sale of the applicable portfolio company using the yield analysis, which includes a DCF calculation and assumptions that the Valuation Team believes market participants would use, including: estimated remaining life; current market yield; current leverage; and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by ICE and market quotes.

•

Market Quotes – For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations, which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.

•

Investments in Funds – For equity investments in other funds for which we cannot effectuate a sale of the fund, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the Net Asset Value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the valuation techniques listed above, the Valuation Team may also consider other factors when determining the fair value of our investments, including: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected loan repayments; and the markets in which the portfolio company operates. New and follow-on debt and equity investments made during the current reporting quarter are generally valued at our original cost basis, as appropriate, as near-measurement date transaction value generally is a reasonable indicator of fair value.

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

Refer to Note 3 – Investments for additional information regarding fair value measurements and our application of ASC 820.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2018, certain of our loans to B-Dry, LLC, The Mountain Corporation, PSI Molded Plastics, Inc., and SOG Specialty Knives & Tools, LLC were on non-accrual status, with an aggregate debt cost basis of $73.5 million, or 16.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $30.4 million, or 7.5% of the fair value of all debt investments in our portfolio. As of March 31, 2018, certain of our loans to Alloy Die Casting Co. and Tread Corporation were on non-accrual status, with an aggregate debt cost basis of $15.6 million, or 3.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $12.5 million, or 3.1% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of December 31, 2018 and March 31, 2018, we did not have any loans with a PIK interest component.

Success Fee Income Recognition

We record success fees as income when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically resulting from an exit or sale, and are non-recurring.

Dividend Income Recognition

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the three months ended December 31, 2018, we recharacterized $0.6 million of dividend income from our investment in Logo Sportswear, Inc. (“Logo”), which was originally recorded during our fiscal year ended March 31, 2018, as a return of capital.

Restricted Cash and Cash Equivalents

Restricted cash is generally cash held in escrow received as part of an investment exit. Restricted cash is carried at cost, which approximates fair value.

Deferred Financing and Offering Costs

Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees and legal fees. Certain costs associated with our revolving line of credit are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the revolving line of credit. Costs associated with the issuance of our mandatorily redeemable preferred stock are presented as discounts to the liquidation value of the mandatorily redeemable preferred stock and are amortized using the straight-line method, which approximates the effective interest method, over the term of the respective series of preferred stock. Refer to Note 5 – Borrowings and Note 6 – Mandatorily Redeemable Preferred Stock for further discussion.

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

Refer to Note 4 – Related Party Transactions for additional information regarding these related party fees and agreements.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value” (“ASU 2018-13”), which modifies the disclosure requirements in ASC 820. We are currently assessing the impact of ASU 2018-13 and do not anticipate a material impact on our disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.

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

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;

•

Level 2 – inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists, or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s assumptions based upon the best available information.

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

As of December 31, 2018 and March 31, 2018, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the nine months ended December 31, 2018. During the nine months ended December 31, 2017, we transferred our investment in Funko from Level 3 to Level 2 as a result of the initial public offering of Funko, Inc. in November 2017 as our units in Funko can be converted into common shares of Funko, Inc. upon meeting certain requirements and in April 2017, we transferred our investment in AquaVenture Holdings Limited, f/k/a Quench Holdings Corp. from Level 2 to Level 1 as a result of the expiration of the lock-up period from the initial public offering in October 2016 and subsequently sold our investment.

As of December 31, 2018 and March 31, 2018, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2018:
Secured first lien debt	$329,947	$—	$—		$329,947
Secured second lien debt	74,228	—	—		74,228
Preferred equity	184,829	—	—		184,829
Common equity/equivalents	18,020	—	374	(A)	17,646

Total Investments at December 31, 2018	$607,024	$—	$374		$606,650

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2018:
Secured first lien debt	$305,856	$—	$—		$305,856
Secured second lien debt	97,339	—	—		97,339
Preferred equity	167,150	—	—		167,150
Common equity/equivalents	28,802	—	194	(B)	28,608

Total Investments at March 31, 2018	$599,147	$—	$194		$598,953

(A)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to a 180-day lock-up period, which expired in May 2018, and other restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of December 31, 2018 and March 31, 2018, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	December 31, 2018	March 31, 2018
Non-Control/Non-Affiliate Investments
Secured first lien debt	$159,120	$126,913
Secured second lien debt	30,267	30,300
Preferred equity	100,691	61,282
Common equity/equivalents(A)	17,646	28,608

Total Non-Control/Non-Affiliate Investments	307,724	247,103

Affiliate Investments
Secured first lien debt	170,827	173,943
Secured second lien debt	33,961	62,039
Preferred equity	80,228	103,411
Common equity/equivalents	—	—

Total Affiliate Investments	285,016	339,393

Control Investments
Secured first lien debt	—	5,000
Secured second lien debt	10,000	5,000
Preferred equity	3,910	2,457
Common equity/equivalents	—	—

Total Control Investments	13,910	12,457

Total investments at fair value using Level 3 inputs	$606,650	$598,953

(A)	Excludes our investment in Funko with a fair value of $0.4 million and $0.2 million as of December 31, 2018 and March 31, 2018, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of December 31, 2018 and March 31, 2018. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of				Valuation Technique/ Methodology	Unobservable Input	Range / Weighted- Average as of
	December 31, 2018		March 31, 2018				December 31, 2018	March 31, 2018
Secured first lien debt	$311,538	(A)	$286,828	(A)	TEV	EBITDA multiple	5.0x –8.2x / 6.2x	4.7x –8.3x /6.1x
						EBITDA	$772 – $19,170 / $6,736	$1,298 – $14,085 / $5,575
						Revenue multiple	0.2x – 1.0x / 0.6x	0.3x – 0.7x / 0.6x
						Revenue	$12,325 – $24,750 / $19,137	$15,528 – $30,561 / $24,780
	18,409		19,028		Yield Analysis	Discount Rate	14.7% – 22.2% / 18.1%	19.8% – 21.3% / 20.6%
Secured second lien debt	44,925	(B)	87,360	(B)	TEV	EBITDA multiple	5.9x – 7.0x / 6.6x	3.3x – 6.8x / 6.2x
						EBITDA	$3,890 – $5,966 / $5,224	$2,683 – $8,795 / $6,827
						Revenue multiple	0.8x – 0.8x / 0.8x	0.9x – 0.9x / 0.9x
						Revenue	$16,554 – $16,554 / $16,554	$21,439 – $21,439 / $21,439
	29.303		9,979		Yield Analysis	Discount Rate	10.0% – 11.6% / 10.8%	19.4% – 20.9% / 19.5%
Preferred equity(C)	184,829		167,150		TEV	EBITDA multiple	5.0x – 8.2x / 6.4x	3.3x – 8.3x / 6.0x
						EBITDA	$2,155 – $19,170 / $6,259	$1,298 – $14,085 / $5,344
						Revenue multiple	0.2x – 1.0x / 0.7x	0.3x – 0.9x / 0.7x
						Revenue	$12,325 – $24,750 / $19,145	$15,528 – $30,561 / $25,303
Common equity/equivalents(D)(E)	17,646		28,608		TEV	EBITDA multiple	5.5x – 8.1x / 6.9x	4.9x – 6.2x / 5.6x
						EBITDA	$772 – $16,129 / $10,114	$1,298 – $5,842 / $2,491
						Revenue multiple	0.2x – 0.8x / 0.2x	0.3x – 0.9x / 0.3x
						Revenue	$15,379 – $16,554 / $15,382	$15,528 – $21,439 / $15,543

Total	$606,650		$598,953

(A)

Fair value as of December 31, 2018 includes one new proprietary debt investment of $20.0 million, which was valued at cost using the transaction price as the unobservable input, and one proprietary debt investment of $3.2 million, which was valued using the expected payoff amount as the unobservable inputs. Fair value as of March 31, 2018 includes two new proprietary debt investments for a combined $14.5 million, which were valued at cost using the transaction price as the unobservable input, and one proprietary debt investment of $10.0 million, which was valued at the expected payoff amount as the unobservable input.

(B)

Fair value as of December 31, 2018 includes one new proprietary debt investment of $4.0 million, which was valued at cost using the transaction amount as the unobservable input. Fair value as of March 31, 2018 includes one proprietary debt investment of $13.0 million, which was valued at the expected payoff amount as the unobservable input.

(C)

Fair value as of December 31, 2018 includes one new proprietary equity investment of $8.6 million, which was valued at cost using the transaction price as the unobservable input, and one proprietary equity investment of $3.9 million, which was valued using the expected payoff amount as the unobservable inputs. Fair value as of March 31, 2018 includes one proprietary equity investment of $3.4 million, which was valued using the expected payoff amount as the unobservable input.

(D)

Fair value as of December 31, 2018 includes one proprietary equity investment of $0.0 million, which was valued using the expected payoff amount as the unobservable input. Fair value as of March 31, 2018 includes two proprietary equity investments for a combined $17.6 million, which were valued using the expected payoff amounts as the unobservable inputs.

(E)	Fair value as of both December 31, 2018 and March 31, 2018 excludes our investment in Funko with a fair value of $0.4 million and $0.2 million, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months and nine months ended December 31, 2018 and 2017 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2018:
Fair value as of September 30, 2018	$315,866	$95,038	$234,877	$18,664	$664,445
Total gain (loss):
Net realized gain (loss)(A)	—	—	72,116	4,693	76,809
Net unrealized appreciation (depreciation)(B)	(10,754)	(9,815)	9,422	4,364	(6,783)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	(665)	—	(53,210)	(5,381)	(59,256)
New investments, repayments and settlements(C):
Issuances / originations	44,700	5	8,560	—	53,265
Settlements / repayments	(14,200)	(16,000)	—	—	(30,200)
Sales	—	—	(86,936)	(4,694)	(91,630)
Transfers(D)	(5,000)	5,000	—	—	—

Fair value as of December 31, 2018	$329,947	$74,228	$184,829	$17,646	$606,650

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine months ended December 31, 2018:
Fair value as of March 31, 2018	$305,856	$97,339	$167,150	$28,608	$598,953
Total gain (loss):
Net realized gain (loss)(A)	—	—	68,516	18,480	86,996
Net unrealized appreciation (depreciation)(B)	(11,108)	(12,476)	74,876	9,163	60,455
Reversal of previously recorded (appreciation) depreciation upon realization(B)	(739)	—	(49,610)	(20,062)	(70,411)
New investments, repayments and settlements(C):
Issuances / originations	69,652	365	14,210	—	84,227
Settlements / repayments	(28,714)	(16,000)	—	—	(44,714)
Sales	—	—	(90,313)	(18,543)	(108,856)
Transfers(D)	(5,000)	5,000	—	—	—

Fair value as of December 31, 2018	$329,947	$74,228	$184,829	$17,646	$606,650

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2017:
Fair value as of September 30, 2017	$288,526	$74,175	$125,895	$30,451	$519,047
Total gain (loss):
Net realized gain (loss)(A)	—	—	25	—	25
Net unrealized appreciation (depreciation)(B)	(1,592)	(1,133)	12,405	(2,424)	7,256
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	2,215	91	2,306
New investments, repayments and settlements(C):
Issuances / originations	31,292	26,122	15,729	—	73,143
Settlements / repayments	(17,000)	(9,618)	—	—	(26,618)
Sales	—	—	(8,914)	(91)	(9,005)
Transfers(D)	(8,317)	8,317	(159)	—	(159)

Fair value as of December 31, 2017	$292,909	$97,863	$147,196	$28,027	$565,995

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine months ended December 31, 2017:
Fair value as of March 31, 2017	$268,150	$95,040	$113,515	$21,441	$498,146
Total gain (loss):
Net realized gain (loss)(A)	—	—	982	—	982
Net unrealized appreciation (depreciation)(B)	(4,085)	(7,674)	22,202	6,614	17,057
Reversal of previously recorded (appreciation) depreciation upon realization(B)	1,881	(1,670)	1,102	868	2,181
New investments, repayments and settlements(C):
Issuances / originations	64,832	27,128	22,216	—	114,176
Settlements / repayments	(29,552)	(23,278)	—	—	(52,830)
Sales	—	—	(12,662)	(896)	(13,558)
Transfers(D)	(8,317)	8,317	(159)	—	(159)

Fair value as of December 31, 2017	$292,909	$97,863	$147,196	$28,027	$565,995

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2018 and 2017.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2018 and 2017.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)	2018: Transfers represent $5.0 million of secured first lien debt of Galaxy Tool Holding Corporation, which was converted into secured second lien debt during the three months ended December 31, 2018.

2017: Transfers represent $8.3 million of secured first lien debt of Alloy Die Casting Co., which was converted into secured second lien debt during the three months ended December 31, 2017, and $0.2 million of preferred equity of Funko, which was transferred from Level 3 to Level 2 during the three months ended December 31, 2017 as a result of the initial public offering of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc. after the expiration of the lock-up period in May 2018 and certain other restrictions are met).

Investment Activity

During the nine months ended December 31, 2018, the following significant transactions occurred:

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

•

In October 2018, we exited our equity investment in Country Club Enterprises, LLC, which resulted in a realized loss of $7.7 million. As part of this transaction, we received success fee income of $1.0 million, reduced our existing guaranty to $1.0 million, and amended our existing $4.0 million secured second lien term loan to have a stated interest rate of LIBOR + 8.0% and mature in February 2022.

•

In November 2018, we sold our investment in Logo, which resulted in success fee income of $0.2 million and a realized gain of $13.0 million. In connection with the sale, we received net cash proceeds of $22.7 million, including the repayment of our debt investment of $9.2 million at par.

•

In November 2018, we invested $28.6 million in Educators Resource, Inc. (“Educators Resource”) through a combination of secured first lien debt and preferred equity. Educators Resource, headquartered in Semmes, Alabama, is a leading e-commerce wholesale distributor of supplemental teaching materials.

•

In December 2018, we sold our investment in Cambridge Sound Management, Inc., which resulted in success fee income of $0.4 million, dividend income of $0.1 million, and a realized gain of $65.7 million. In connection with the sale, we received net cash proceeds of $86.8 million, including the repayment of our debt investment of $16.0 million at par.

•

In December 2018, we sold our investment in Star Seed, Inc., which resulted in success fee income of $0.5 million and a realized gain of $5.4 million. In connection with the sale, we received net cash proceeds of $12.5 million, including the repayment of our debt investment of $5.0 million at par.

Investment Concentrations

As of December 31, 2018, our investment portfolio consisted of investments in 30 portfolio companies located in 16 states across 17 different industries with an aggregate fair value of $607.0 million. Our investments in Nth Degree, Inc., J.R. Hobbs Co. – Atlanta, LLC, Brunswick Bowling Products, Inc., Counsel Press, Inc., and Pioneer Square Brands, Inc. represented our five largest portfolio investments at fair value, and collectively comprised $217.0 million, or 35.8%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of December 31, 2018 and March 31, 2018:

	December 31, 2018				March 31, 2018
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$357,240	59.3%	$329,947	54.4%	$321,303	54.9%	$305,856	51.0%
Secured second lien debt	99,847	16.6	74,228	12.2	110,484	18.9	97,339	16.2

Total debt	457,087	75.9	404,175	66.6	431,787	73.8	403,195	67.2
Preferred equity	143,122	23.7	184,829	30.5	150,708	25.8	167,150	28.0
Common equity/equivalents	2,287	0.4	18,020	2.9	2,351	0.4	28,802	4.8

Total equity/equivalents	145,409	24.1	202,849	33.4	153,059	26.2	195,952	32.8

Total investments	$602,496	100.0%	$607,024	100.0%	$584,846	100.0%	$599,147	100.0%

Investments at fair value consisted of the following industry classifications as of December 31, 2018 and March 31, 2018:

	December 31, 2018		March 31, 2018
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$201,543	33.2%	$136,719	22.8%
Home and Office Furnishings, Housewares, and Durable Consumer Products	101,104	16.7	128,529	21.5
Leisure, Amusement, Motion Pictures, and Entertainment	42,324	7.0	43,048	7.2
Personal and Non-Durable Consumer Products (Manufacturing Only)	38,803	6.4	42,836	7.1
Diversified/Conglomerate Manufacturing	34,706	5.7	29,942	5.0
Healthcare, Education, and Childcare	28,560	4.7	—	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	28,023	4.6	21,915	3.7
Containers, Packaging, and Glass	22,114	3.6	21,387	3.6
Chemicals, Plastics, and Rubber	17,086	2.8	55,740	9.3
Farming and Agriculture	17,073	2.8	21,483	3.6
Cargo Transport	15,166	2.4	15,816	2.6
Telecommunications	14,000	2.3	14,000	2.3
Aerospace and Defense	13,910	2.3	12,457	2.1
Beverage, Food, and Tobacco	11,834	1.9	11,605	1.9
Automobile	10,617	1.7	13,830	2.3
Textiles and Leather	—	—	19,407	3.2
Other < 2.0%	10,161	1.9	10,433	1.8

Total investments	$607,024	100.0%	$599,147	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of December 31, 2018 and March 31, 2018:

	December 31, 2018		March 31, 2018
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$256,618	42.3%	$221,725	37.0%
West	170,412	28.1	133,774	22.3
Northeast	123,047	20.3	188,911	31.5
Midwest	56,947	9.3	54,737	9.2

Total investments	$607,024	100.0%	$599,147	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2018:

		Amount(A)
For the remaining three months ending March 31:	2019	$9,050
For the fiscal years ending March 31:	2020	123,394
	2021	64,910
	2022	62,096
	2023	89,090
	Thereafter	108,618

	Total contractual repayments	$457,158
	Adjustments to cost basis of debt investments	(71)
	Investments in equity securities	145,409

	Total cost basis of investments held as of December 31, 2018:	$602,496

(A)	Refer to Note 13 – Subsequent Events for additional information regarding significant investment transactions subsequent to December 31, 2018.

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2018 and March 31, 2018, we had gross receivables from portfolio companies of $1.3 million and $0.7 million, respectively. The allowance for uncollectible receivables was $0.7 million and $0.2 million as of December 31, 2018 and March 31, 2018, respectively.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Average total assets subject to base management fee(A)	$645,400	$553,800	$640,870	$522,600
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Base management fee(B)	3,227	2,769	9,613	7,839
Credits to fees from Adviser – other(B)	(3,317)	(1,066)	(4,842)	(2,540)

Net base management fee	$(90)	$1,703	$4,771	$5,299

Loan servicing fee(B)	1,730	1,567	5,144	4,616
Credits to base management fee – loan servicing fee(B)	(1,730)	(1,567)	(5,144)	(4,616)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$2,032	$2,070	$3,111	$4,537
Incentive fee – capital gains-based(C)	2,106	752	15,738	752

Total incentive fee(B)	$4,138	$2,822	$18,849	$5,289
Credits to fees from Adviser – other(B)	—	—	—	—

Net incentive fee	$4,138	$2,822	$18,849	$5,289

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

Base Management Fee

The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective period and adjusted appropriately for any share issuances or repurchases during the period.

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.1 million during each of the three month periods ended December 31, 2018 and 2017, respectively, and $0.2 million during each of the nine month periods ended December 31, 2018 and 2017, respectively was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period (the “Hurdle Rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is payable quarterly to the Adviser and is computed as follows:

•	No incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the Hurdle Rate;

•

100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 2.1875% of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter; and

•

20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter.

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through December 31, 2018, as aggregate unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period. During the three months and nine months ended December 31, 2018, we recorded capital gains-based incentive fees of $2.1 million and $15.7 million, respectively, which are not contractually due under the terms of the Advisory Agreement. During the three months and nine months ended December 31, 2017, we recorded capital gains-based incentive fees of $0.8 million, which are not contractually due under the terms of the Advisory Agreement.

Transactions with the Administrator

We pay the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel, and secretary), and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, is a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. From time to time, Gladstone Securities provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives fees. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from portfolio companies totaled $0.4 million and $0.3 million during the three months ended December 31, 2018 and 2017, respectively, and $0.7 million and $0.6 million during the nine months ended December 31, 2018 and 2017, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of March 31
	2018	2018
Base management and loan servicing fee due to Adviser, net of credits	$(1,391)	$540
Incentive fee due to Adviser(A)	22,169	6,122
Other due to Adviser	25	9

Total fees due to Adviser	$20,803	$6,671
Fee due to Administrator	$346	$317

Total related party fees due	$21,149	$6,988

(A)

Includes a capital gains-based incentive fee of $20.1 million and $4.4 million as of December 31, 2018 and March 31, 2018, respectively, recorded in accordance with GAAP requirements and which is not contractually due under the terms of the Advisory Agreement. Refer to Note 4 – Related Party Transactions – Transactions with the Adviser – Incentive Fee for additional information.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $0 and $16 as of December 31, 2018 and March 31, 2018, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other Assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2018 and March 31, 2018.

NOTE 5. BORROWINGS

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of December 31, 2018, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of the August 22, 2018 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of December 31, 2018	As of March 31, 2018
Commitment amount	$200,000	$165,000
Borrowings outstanding at cost	50,100	107,000
Availability(A)	149,900	58,000

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Weighted-average borrowings outstanding	$116,730	$71,523	$113,620	$51,938
Effective interest rate(B)	5.7%	5.3%	5.6%	5.8%
Commitment (unused) fees incurred	$120	$135	$290	$522

(A)

Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $145.2 million and $53.8 million as of December 31, 2018 and March 31, 2018, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of December 31, 2018, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2018, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $537.8 million, asset coverage on our senior securities representing indebtedness of 1,048.8%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2018, we were in compliance with all covenants under the Credit Facility.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2018, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus an unused commitment fee of 1.0%. At March 31, 2018, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus an unused commitment fee of 0.5%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of December 31, 2018 and March 31, 2018, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of December 31, 2018 and March 31, 2018, and for the three and nine months ended December 31, 2018 and 2017, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2018	March 31, 2018
Credit Facility	$50,100	$107,500

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended December 31, 2018:
Fair value at September 30, 2018	$115,700
Borrowings	61,900
Repayments	(127,500)

Fair value at December 31, 2018	$50,100

Nine months ended December 31, 2018:
Fair value at March 31, 2018	$107,500
Borrowings	191,100
Repayments	(248,000)
Unrealized depreciation	(500)

Fair value at December 31, 2018	$50,100

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended December 31, 2017:
Fair value at September 30, 2017	$56,700
Borrowings	46,700
Repayments	(6,800)
Unrealized appreciation	258

Fair value at December 31, 2017	$96,858

Nine months ended December 31, 2017:
Fair value at March 31, 2017	$69,700
Borrowings	96,300
Repayments	(69,400)
Unrealized appreciation	258

Fair value at December 31, 2017	$96,858

The fair value of the collateral under the Credit Facility was $529.8 million and $504.0 million as of December 31, 2018 and March 31, 2018, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

The following tables summarize our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), our 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”), our 6.250% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”), and our 6.375% Series E Cumulative Term Preferred Stock (our “Series E Term Preferred Stock” or “Series E”) outstanding as of December 31, 2018 and March 31, 2018:

As of December 31, 2018:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	25.00	57,500
Series E	GAINL	August 22,2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(B)					5,290,000	$25.00	$132,250
Less: Discounts							(3,936)

Term preferred stock, net(C)							$128,314

As of March 31, 2018:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.500%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(3,535)

Term preferred stock, net(C)							$135,615

(A)

The optional redemption dates for each of our series of mandatorily redeemable preferred stock are: any time on or after December 31, 2017 for our Series B Term Preferred Stock (we redeemed all outstanding shares on August 31, 2018), any time on or after May 31, 2018 for our Series C Term Preferred Stock (we redeemed all outstanding shares on August 31, 2018), any time on or after September 30, 2018 for our Series D Term Preferred Stock, and any time after August 31, 2020 for our Series E Term Preferred Stock.

(B)	As of December 31, 2018 and March 31, 2018, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 314.2% and 237.3%, respectively.
(C)

Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on our Series B Term Preferred Stock, Series C Term Preferred Stock, Series D Term Preferred Stock, and Series E Term Preferred Stock during the nine months ended December 31, 2018 and 2017:

For the Nine Months Ended December 31, 2018:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock(A)	Dividend per Share of Series C Term Preferred Stock(A)	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock(B)
April 10, 2018	April 20, 2018	April 30, 2018	$0.140625	$0.135417	$0.13020833	$—
April 10, 2018	May 22, 2018	May 31, 2018	0.140625	0.135417	0.13020833	—
April 10, 2018	June 20, 2018	June 29, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	July 20, 2018	July 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	August 21, 2018	August 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	September 19, 2018	September 28, 2018	—	—	0.13020833	—
September 6, 2018	September 19, 2018	September 28, 2018	—	—	—	0.17265625	(C)
October 9, 2018	October 19, 2018	October 31, 2018	—	—	0.13020833	0.13281250
October 9, 2018	November 20, 2018	November 30, 2018	—	—	0.13020833	0.13281250
October 9, 2018	December 20, 2018	December 31, 2018	—	—	0.13020833	0.13281250

		Total	$0.703125	$0.677085	$1.17187497	$0.57109375

For the Nine Months Ended December 31, 2017:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
April 11, 2017	April 21, 2017	April 28, 2017	$0.140625	$0.135417	$0.13020833
April 11, 2017	May 19, 2017	May 31, 2017	0.140625	0.135417	0.13020833
April 11, 2017	June 21, 2017	June 30, 2017	0.140625	0.135417	0.13020833
July 11, 2017	July 21, 2017	July 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	August 21, 2017	August 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	September 20, 2017	September 29, 2017	0.140625	0.135417	0.13020833
October 10, 2017	October 20, 2017	October 31, 2017	0.140625	0.135417	0.13020833
October 10, 2017	November 20, 2017	November 30, 2017	0.140625	0.135417	0.13020833
October 10, 2017	December 19, 2017	December 29, 2017	0.140625	0.135417	0.13020833

		Total	$1.265625	$1.218753	$1.17187497

(A)	We voluntarily redeemed all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock on August 31, 2018.
(B)	We issued our Series E Term Preferred Stock on August 22, 2018.
(C)	Represents a combined dividend for the prorated month of August 2018, based upon the issuance date of our Series E Term Preferred Stock, combined with the full month of September 2018.

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of dividends paid to our preferred stockholders during the calendar year ended December 31, 2018 was 81.2% from ordinary income and 18.8% from capital gains. The tax characterization of dividends paid to our preferred stockholders during the calendar year ended December 31, 2017 was 93.8% from ordinary income and 6.2% from capital gains.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost, which equals the liquidation preference, less discounts, as of December 31, 2018 and March 31, 2018. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of December 31, 2018 and March 31, 2018, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	December 31, 2018	March 31, 2018
Series B Term Preferred Stock(A)	$—	$41,814
Series C Term Preferred Stock(A)	—	40,862
Series D Term Preferred Stock	57,500	58,282
Series E Term Preferred Stock(B)	71,312	—

Total	$128,812	$140,958

(A)	We voluntarily redeemed all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock on August 31, 2018.
(B)	We issued our Series E Term Preferred Stock on August 22, 2018.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 5, 2018, we filed a registration statement on Form N-2 (File No. 333-225447), which the SEC declared effective on July 13, 2018. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of December 31, 2018, we had the ability to issue up to an additional $225.3 million in securities under the registration statement.

Common Equity Offering

In February 2018, we entered into equity distribution agreements with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in what is commonly referred to as an “at-the-market” (“ATM”) program. As of December 31, 2018, we had remaining capacity to sell up to an additional $31.8 million of common stock under the ATM program.

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

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Numerator: net increase in net assets resulting from operations	$16,491	$17,144	$79,182	$38,841
Denominator: basic and diluted weighted-average common shares	32,822,459	32,526,223	32,802,733	32,178,127

Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.50	$0.53	$2.41	$1.21

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

The federal income tax characteristics of distributions paid to our common stockholders is generally reported to stockholders on Internal Revenue Service Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of distributions paid to our common stockholders during the calendar year ended December 31, 2018 was 81.2% from ordinary income and 18.8% from capital gains. The tax characterization of distributions paid to our common stockholders during the calendar year ended December 31, 2017 was 93.8% from ordinary income and 6.2% from capital gains.

We paid the following monthly distributions to our common stockholders for the nine months ended December 31, 2018 and 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	April 10, 2018	April 20, 2018	April 30, 2018	$0.067
	April 10, 2018	May 22, 2018	May 31, 2018	0.067
	April 10, 2018	June 6, 2018	June 15, 2018	0.060	(A)
	April 10, 2018	June 20, 2018	June 29, 2018	0.067
	July 10, 2018	July 20, 2018	July 31, 2018	0.067
	July 10, 2018	August 21, 2018	August 31, 2018	0.067
	July 10, 2018	September 19, 2018	September 28, 2018	0.067
	October 9, 2018	October 19, 2018	October 31, 2018	0.068
	October 9, 2018	November 20, 2018	November 30, 2018	0.068
	October 9, 2018	December 6, 2018	December 14, 2018	0.060	(A)
	October 9, 2018	December 20, 2018	December 31, 2018	0.068

		Nine months ended December 31, 2018:		$0.726

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	April 11, 2017	April 21, 2017	April 28, 2017	$0.064
	April 11, 2017	May 19, 2017	May 31, 2017	0.064
	April 11, 2017	June 5, 2017	June 15, 2017	0.060	(A)
	April 11, 2017	June 21, 2017	June 30, 2017	0.064
	July 11, 2017	July 21, 2017	July 31, 2017	0.064
	July 11, 2017	August 21, 2017	August 31, 2017	0.064
	July 11, 2017	September 20, 2017	September 29, 2017	0.064
	October 10, 2017	October 20, 2017	October 31, 2017	0.065
	October 10, 2017	November 20, 2017	November 30, 2017	0.065
	October 10, 2017	December 5, 2017	December 15, 2017	0.060	(A)
	October 10, 2017	December 19, 2017	December 29, 2017	0.065

		Nine months ended December 31, 2017:		$0.699

(A)	Represents a supplemental distribution of $0.06 per share of common stock.

Aggregate distributions to our common stockholders declared quarterly and paid were $23.8 million and $22.6 million for the nine months ended December 31, 2018 and 2017, respectively, and were declared based on estimates of Investment Company Taxable Income and net long-term capital gains for the respective periods.

For the nine months ended December 31, 2018, we recorded $2.5 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities. For the fiscal year ended March 31, 2018, Investment Company Taxable Income exceeded distributions declared and paid and, in accordance with Section 855(a) of the Code, we elected to treat $8.4 million of the first distributions paid to common stockholders in fiscal year 2019, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2018 and March 31, 2018, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $2.6 million and $0.3 million as of December 31, 2018 and March 31, 2018, respectively.

Financial Commitments and Obligations

We may have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of December 31, 2018 and March 31, 2018 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of December 31, 2018, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of December 31, 2018 and March 31, 2018 to be immaterial.

As of December 31, 2018, the following guaranty was outstanding:

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

The following table summarizes the principal balances of unused line of credit and delayed draw term loan commitments and guaranties as of December 31, 2018 and March 31, 2018, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2018	March 31, 2018
Unused line of credit and delayed draw term loan commitments	$6,084	$6,284
Guaranties	1,000	2,000

Total	$7,084	$8,284

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Per Common Share Data:
Net asset value at beginning of period(A)	$12.30	$10.10	$10.85	$9.95
Income from investment operations(B)
Net investment income	0.18	0.23	0.06	0.58
Net realized gain on investments and other	2.34	—	2.63	0.04
Net unrealized (depreciation) appreciation of investments and other	(2.02)	0.30	(0.28)	0.59

Total from investment operations	0.50	0.53	2.41	1.21
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.14)	(0.27)	(0.55)	(0.65)
Cash distributions to common stockholders from realized gains(C)	(0.12)	0.01	(0.18)	(0.05)
Discounts, commissions, and offering costs	—	—	—	(0.03)
Net dilutive effect of equity offering(D)	—	—	—	(0.04)

Total from equity capital activity	(0.26)	(0.26)	(0.73)	(0.77)
Other, net(B)(E)	(0.01)	—	—	(0.02)

Net asset value at end of period(A)	$12.53	$10.37	$12.53	$10.37

Per common share market value at beginning of period	$11.43	$9.49	$10.10	$9.07
Per common share market value at end of period	9.32	11.16	9.32	11.16
Total investment return(F)	(16.26)%	20.39%	(1.38)%	32.01%
Common stock outstanding at end of period(A)	32,822,459	32,526,223	32,822,459	32,526,223

Statement of Assets and Liabilities Data:
Net assets at end of period	$411,399	$337,397	$411,399	$337,397
Average net assets(G)	406,052	331,839	385,676	323,114

Senior Securities Data:
Total borrowings, at cost	$55,196	$101,696	$55,196	$101,696
Mandatorily redeemable preferred stock (H)	132,250	139,150	132,250	139,150

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(I)	8.81%	10.43%	14.34%	9.99%
Ratio of net investment income to average net assets – annualized(J)	5.93	9.08	0.72	7.72

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding period.
(C)

The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 – Distributions to Common Stockholders.

(D)	During the nine months ended December 31, 2018, the dilution was the result of issuing common shares at a price below the then current NAV per share.
(E)

Represents the impact of the different share amounts (weighted-average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the period) in the Per Common Share Data calculations and rounding impacts.

(F)

Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 – Distributions to Common Stockholders.

(G)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(H)	Represents the total liquidation preference of our mandatorily redeemable preferred stock.
(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets – annualized would have been 13.78% and 13.60% for the three months ended December 31, 2018 and 2017, respectively, and 17.79% and 12.95% for the nine months ended December 31, 2018 and 2017, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets – annualized would have been 0.96% and 5.90% for the three months ended December 31, 2018 and 2017, respectively, and (2.73)% and 4.77% for the nine months ended December 31, 2018 and 2017, respectively.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries which met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during either of the nine month periods ended December 31, 2018 and 2017.

NOTE 13. SUBSEQUENT EVENTS

Distributions and Dividends

In January 2019, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
January 18, 2019	January 31, 2019	$0.068	$0.13020833	$0.13281250
February 20, 2019	February 28, 2019	0.068	0.13020833	0.13281250
March, 20, 2019	March 29, 2019	0.068	0.13020833	0.13281250

	Total for the Quarter:	$0.204	$0.39062499	$0.39843750

Investment Activity

In January 2019, we restructured two of our first lien term loans to SOG Specialty Knives & Tools, LLC (“SOG”) with a total cost basis of $18.4 million into a new $8.4 million first lien term loan, which resulted in a realized loss of $10.0 million. The new term loan has a stated interest rate of LIBOR + 4.0% and matures in August 2022. In addition, we invested $1.0 million of preferred equity in SOG.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company and as a business development company; and (12) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 15, 2018 (the “Annual Report”) and of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 5, 2018. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for U.S. federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 through December 31, 2018, we made 162 consecutive monthly distributions to common stockholders.

We are externally managed by the Adviser, an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser. Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We intend that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of December 31, 2018, our investment portfolio was made up of 75.9% in debt securities and 24.1% in equity securities, at cost.

We focus on investing in lower middle market private businesses (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $20 million) (“Lower Middle Market”) in the U.S. that meet certain criteria, including: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the portfolio company, reasonable capitalization of the portfolio company, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the portfolio company, a public offering of the portfolio company’s stock, or, to a lesser extent, by exercising our right to require the portfolio company to repurchase our warrants, though there can be no assurance that we will always have these rights. We invest in portfolio companies that need funds for growth capital or to finance acquisitions or recapitalize or, to a lesser extent, refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the nine months ended December 31, 2018, we exited five portfolio companies with a combined fair value prior to their exits of $131.4 million, and invested $57.8 million in two new portfolio companies, resulting in a net reduction of three companies in our portfolio, which was comprised of 30 companies as of December 31, 2018. From our initial public offering in June 2005 through December 31, 2018, we made investments in 49 companies, excluding investments in syndicated loans, for a total of approximately $1 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2018, we had unrecognized, contractual success fees of $32.6 million, or $0.99 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

From inception through December 31, 2018, we completed sales of 16 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $185.1 million in net realized gains and $23.4 million in other income upon exit, for a total increase to our net assets of $208.5 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 16 liquidity events have offset any realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 70.0% from March 2011 through December 31, 2018, and allowed us to declare and pay a $0.03 per common share supplemental distribution in fiscal year 2012, a $0.05 per common share supplemental distribution in November 2013, a $0.05 per common share supplemental distribution in December 2014, and a $0.06 per common share supplemental distribution in each of June 2017, December 2017, June 2018, and December 2018.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to August 2021, and currently have a total commitment amount of $200.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the nine months ended December 31, 2018, we sold 168,824 shares of our common stock under our at-the-market program for gross proceeds of approximately $1.9 million. During the year ended March 31, 2018, we sold 127,412 shares of our common stock under our at-the-market program for gross proceeds of approximately $1.3 million. Additionally, we issued approximately 2.3 million shares of common stock for gross proceeds of $21.2 million in May 2017, inclusive of the June 2017 over-allotment, and approximately 3.0 million shares of our Series E Term Preferred Stock for gross proceeds of $74.8 million in August 2018. Refer to “Liquidity and Capital Resources – Revolving Line of Credit” for further discussion of the Credit Facility, “Liquidity and Capital Resources – Equity – Common Stock” and “Liquidity and Capital Resources – Equity – Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock.

Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On December 31, 2018, the closing market price of our common stock was $9.32 per share, representing a 25.6% discount to our net asset value (“NAV”) of $12.53 per share as of December 31, 2018. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2018 Annual Meeting of Stockholders held on August 9, 2018, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then-current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then-outstanding common stock immediately prior to each such sale, provided that our board of directors (“Board of Directors”) makes certain determinations prior to any such sale. This August 2018 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings at a price below the then-current NAV per share, once in May 2017, once in March 2015, and once in October 2012. Certain sales under the at-the-market program in March and April 2018 were also below the then-current estimated NAV per share. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources – Equity – Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act, as amended), of at least 200% (currently) or 150% (effective April 10, 2019) on each of our senior securities representing indebtedness and our senior securities that are stock (such as our two series of term preferred stock).

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

As of December 31, 2018, our asset coverage ratio on our senior securities representing indebtedness was 1,048.8% and our asset coverage on our senior securities that are stock was 314.2%.

Investment Highlights

During the nine months ended December 31, 2018, and inclusive of non-cash transactions, we invested $57.8 million in two new portfolio companies, received $154.3 million in proceeds from repayments and sales, and extended $26.5 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and preferred equity.

Investment Activity

During the nine months ended December 31, 2018, the following significant transactions occurred:

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

•	In July 2018, we exited our investment in NDLI, Inc. (“NDLI”) and recorded a realized loss of $3.6 million.

•

In October 2018, we invested an additional $15.0 million of secured first lien debt into J.R. Hobbs, which together with our existing $21.0 million secured first lien term loan resulted in a new $36.0 million secured first lien term loan due in October 2023.

•

In October 2018, we exited our equity investment in Country Club Enterprises, LLC (“CCE”), which resulted in a realized loss of $7.7 million. As part of this transaction, we received success fee income of $1.0 million, reduced our existing guaranty to $1.0 million, and amended our existing $4.0 million secured second lien term loan to have a stated interest rate of LIBOR + 8.0% and mature in February 2022.

•

In November 2018, we sold our investment in Logo Sportswear, Inc. (“Logo”), which resulted in success fee income of $0.2 million and a realized gain of $13.0 million. In connection with the sale, we received net cash proceeds of $22.7 million, including the repayment of our debt investment of $9.2 million at par.

•

In November 2018, we invested $28.6 million in Educators Resource, Inc. (“Educators Resource”) through a combination of secured first lien debt and preferred equity. Educators Resource, headquartered in Semmes, Alabama, is a leading e-commerce wholesale distributor of supplemental teaching materials.

•

In December 2018, we sold our investment in Cambridge Sound Management, Inc. (“Cambridge”), which resulted in success fee income of $0.4 million, dividend income of $0.1 million, and a realized gain of $65.7 million. In connection with the sale, we received net cash proceeds of $86.8 million, including the repayment of our debt investment of $16.0 million at par.

•

In December 2018, we sold our investment in Star Seed, Inc. (“Star Seed”), which resulted in success fee income of $0.5 million and a realized gain of $5.4 million. In connection with the sale, we received net cash proceeds of $12.5 million, including the repayment of our debt investment of $5.0 million at par.

The following significant investment activity occurred subsequent to December 31, 2018. Also refer to Note 13 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

In January 2019, we restructured two of our first lien term loans to SOG Specialty Knives & Tools, LLC (“SOG”) with a total cost basis of $18.4 million into a new $8.4 million first lien term loan, which resulted in a realized loss of $10.0 million. The new term loan has a stated interest rate of the London Interbank Offered Rate (“LIBOR”) + 4.0% and matures in August 2022. In addition, we invested $1.0 million of preferred equity in SOG.

Recent Developments

Distributions and Dividends

In January 2019, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
January 18, 2019	January 31, 2019	$0.068	$0.13020833	$0.13281250
February 20, 2019	February 28, 2019	0.068	0.13020833	0.13281250
March, 20, 2019	March 29, 2019	0.068	0.13020833	0.13281250

	Total for the Quarter:	$0.204	$0.39062499	$0.39843750

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2018 to the Three Months Ended December 31, 2017

	For the Three Months Ended December 31,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$12,460	$13,588	$(1,128)	(8.3)%
Dividend, success fee, and other income	2,505	2,596	(91)	(3.5)

Total investment income	14,965	16,184	(1,219)	(7.5)

EXPENSES
Base management fee	3,227	2,769	458	16.5
Loan servicing fee	1,730	1,567	163	10.4
Incentive fee	4,138	2,822	1,316	46.6
Administration fee	346	261	85	32.6
Interest and dividend expense	3,848	3,286	562	17.1
Amortization of deferred financing costs and discounts	373	366	7	1.9
Other	328	215	113	52.6

Expenses before credits from Adviser	13,990	11,286	2,704	24.0
Credits to fees from Adviser	(5,047)	(2,633)	(2,414)	91.7

Total expenses, net of credits to fees	8,943	8,653	290	3.4

NET INVESTMENT INCOME	6,022	7,531	(1,509)	(20.0)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	76,804	25	76,779	NM
Net unrealized (depreciation) appreciation of investments	(66,335)	9,846	(76,181)	NM
Net unrealized appreciation of other	—	(258)	258	NM

Net realized and unrealized gain	10,469	9,613	856	8.9

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,491	$17,144	$(653)	(3.8)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.18	$0.23	$(0.05)	(21.7)

Net increase in net assets resulting from operations	$0.50	$0.53	$(0.03)	(5.7)

NM = Not Meaningful

Investment Income

Total investment income decreased 7.5% for the three months ended December 31, 2018, as compared to the prior year period. The decrease was primarily due to a decrease in interest income.

Interest income from our investments in debt securities decreased 8.3% for the three months ended December 31, 2018, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2018 was $381.5 million, compared to $381.9 million for the prior year period. This slight change was primarily due to the origination of $44.3 million of new debt investments and $52.5 million of follow-on debt investments to existing portfolio companies and $16.5 million of loans placed back on accrual status after December 31, 2017, which were more than offset by the pay-off or restructure of $57.3 million of debt investments and $73.5 million of loans placed on non-accrual status, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructures, and non-accruals, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend, success fee, and other income, was 13.0% for the three months ended December 31, 2018, compared to 14.2% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At December 31, 2018, certain of our loans to four portfolio companies, B-Dry, LLC (“B-Dry”), The Mountain Corporation (“Mountain”), PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC (“SOG”), were on non-accrual status, with an aggregate debt cost basis of $73.5 million. At December 31, 2017, certain of our loans to two portfolio companies, Alloy Die Casting Co. (“Alloy Die Casting”) and Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $15.6 million.

Dividend, success fee, and other income for the three months ended December 31, 2018 decreased 3.5% from the prior year period. During the three months ended December 31, 2018, dividend, success fee, and other income consisted primarily of $2.9 million of success fee income. During the three months ended December 31, 2017, dividend, success fee, and other income consisted primarily of $2.4 million of success fee income.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective periods:

	As of December 31, 2018		Three months ended December 31, 2018
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Nth Degree, Inc.	$55,317	9.1%	$739	4.9%
J.R. Hobbs Co. – Atlanta, LLC	49,473	8.2	1,727	11.5
Brunswick Bowling Products, Inc.	43,036	7.1	557	3.7
Counsel Press, Inc.	35,323	5.8	863	5.8
Pioneer Square Brands, Inc.	33,891	5.6	784	5.3

Subtotal – five largest investments	217,040	35.8	4,670	31.2
Other portfolio companies	389,984	64.2	10,285	68.8

Total investment portfolio	$607,024	100.0%	$14,955	100.0%

	As of December 31, 2017		Three months ended December 31, 2017
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Cambridge Sound Management, Inc.(A)	$39,977	7.1%	$1,806	11.2%
Nth Degree, Inc.	37,721	6.7	987	6.1
J.R. Hobbs Co. – Atlanta, LLC	32,710	5.8	1,161	7.2
PSI Molded Plastics, Inc.	31,332	5.5	434	2.7
Counsel Press, Inc.	29,416	5.2	802	4.9

Subtotal – five largest investments	171,156	30.3	5,190	32.1
Other portfolio companies	395,223	69.7	10,990	67.9

Total investment portfolio	$566,379	100.0%	$16,180	100.0%

(A)	Investment exited subsequent to December 31, 2017.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 3.4% during the three months ended December 31, 2018, as compared to the prior year period, primarily as a result of increases in the accrual of the capital gains-based incentive fee, interest expense, and the base management fee, partially offset by an increase in credits from the Adviser.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $2.1 million and $0.8 million during the three months ended December 31, 2018 and 2017, respectively, which are not yet contractually due. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective period. The income-based incentive fee remained relatively flat for the three months ended December 31, 2018, as compared to the prior year period, as the slight increase in pre-incentive fee net investment income was offset by the increase in net assets, which drives the hurdle rate.

The base management fee increased for the three months ended December 31, 2018, as compared to the prior year period, as average total assets increased over the respective periods as a result of an increase in investments at fair value.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2018	2017
Average total assets subject to base management fee(A)	$645,400	$553,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	3,227	2,769
Credits to fees from Adviser – other(B)	(3,317)	(1,066)

Net base management fee	$(90)	$1,703

Loan servicing fee(B)	1,730	1,567
Credits to base management fee – loan servicing fee(B)	(1,730)	(1,567)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,032	$2,070
Incentive fee – capital gains-based(C)	2,106	752

Total incentive fee(B)	$4,138	$2,822
Credits to fees from Adviser – other(B)	—	—

Net incentive fee	$4,138	$2,822

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

(B)	Reflected as a line item on our Consolidated Statement of Operations.
(C)	The capital gains-based incentive fee is not yet contractually due under the terms of the Advisory Agreement.

Interest and dividend expense increased 17.1% during the three months ended December 31, 2018, as compared to the prior year period, due to a higher weighted-average balance outstanding on the Credit Facility and a higher effective interest rate, partially offset by a decrease in dividend expense due to the voluntary redemption of the Series B Term Preferred Stock and Series C Term Preferred Stock in August 2018. The weighted-average balance outstanding on the Credit Facility during the three months ended December 31, 2018 was $116.7 million, as compared to $71.5 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended December 31, 2018 was 5.7%, as compared to 5.3% in the prior year period. This increase in the effective interest rate on the Credit Facility was primarily a result of an increase LIBOR partially offset by the reduced interest rate margin as part of the amendment to the Credit Facility in August 2018. Refer to “Liquidity and Capital Resources – Revolving Line of Credit” for further discussion of the Credit Facility. Refer to “Liquidity and Capital Resources – Equity – Term Preferred Stock” for further discussion of the mandatorily redeemable preferred stock.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the three months ended December 31, 2018, we recorded net realized gains on investments of $76.8 million, primarily related to a $65.7 million realized gain from the exit of Cambridge, a $13.0 million realized gain from the exit of Logo, and, a $5.4 million realized gain from the exit of Star Seed, which were partially offset by a $7.7 million realized loss from the restructure of our equity investment in CCE. There were no significant realized gains or losses on investments during the three months ended December 31, 2017.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended December 31, 2018, we recorded net unrealized depreciation of investments of $66.3 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2018 were as follows:

	Three Months Ended December 31, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$65,749	$—	$(47,211)	$18,538
Counsel Press, Inc.	—	3,408	—	3,408
Schylling, Inc.	—	3,405	—	3,405
SBS Industries, LLC	—	3,234	—	3,234
Brunswick Bowling Products, Inc.	—	3,088	—	3,088
Alloy Die Casting Co.	—	2,610	—	2,610
Nth Degree, Inc.	—	1,998	—	1,998
J.R. Hobbs Co. – Atlanta, LLC	—	1,746	—	1,746
Old World Christmas, Inc.	—	1,669	—	1,669
Ginsey Home Solutions, Inc.	—	1,395	—	1,395
Jackrabbit, Inc.	—	1,228	—	1,228
Logo Sportswear, Inc.	13,042	—	(11,906)	1,136
Pioneer Square Brands, Inc.	—	829		829
Frontier Packaging, Inc.	—	562	—	562
Head Country, Inc.	—	538	—	538
Drew Foam Companies, Inc.	300	—	—	300
Funko Acquisition Holdings, LLC	—	(299)	—	(299)
Meridian Rack & Pinion, Inc.	—	(628)	—	(628)
Tread Corporation	—	(956)	—	(956)
Country Club Enterprises, LLC	(7,725)	—	6,727	(998)
Star Seed, Inc.	5,441	—	(6,866)	(1,425)
The Mountain Corporation	—	(1,916)	—	(1,916)
ImageWorks Display and Marketing Group, Inc.	—	(2,646)	—	(2,646)
Galaxy Tool Holding Corporation	—	(2,823)	—	(2,823)
Bassett Creek Restoration, Inc.		(3,013)		(3,013)
Edge Adhesives Holdings, Inc.	—	(3,079)	—	(3,079)
D.P.M.S., Inc.	—	(3,636)	—	(3,636)
SOG Specialty Knives & Tools, LLC	—	(6,230)	—	(6,230)
PSI Molded Plastics, Inc.	—	(7,532)	—	(7,532)
Other, net (<$250 net)	(3)	(31)	—	(34)

Total	$76,804	$(7,079)	$(59,256)	$10,469

The primary drivers of net unrealized depreciation of $66.3 million for the three months ended December 31, 2018 were the reversal of previously recorded unrealized appreciation of our investments in Cambridge, Logo, and Star Seed upon their exits and a decline in performance of certain of our other portfolio companies, which was partially offset by the reversal of previously recorded unrealized depreciation of our investment in CCE upon its restructuring, increased performance of certain of our portfolio companies, and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies.

During the three months ended December 31, 2017, we recorded net unrealized appreciation of investments of $9.8 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2017 were as follows:

	Three Months Ended December 31, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nth Degree, Inc.	$—	$5,007	$—	$5,007
Cambridge Sound Management, Inc.	—	4,597	—	4,597
J.R. Hobbs Co. – Atlanta, LLC	—	3,809	—	3,809
Ginsey Home Solutions, Inc.	—	3,354	—	3,354
GI Plastek, Inc.	—	—	1,252	1,252
Precision Southeast, Inc.	—	—	1,054	1,054
Star Seed, Inc.	—	1,022	—	1,022
D.P.M.S., Inc.	—	818	—	818
Pioneer Square Brands, Inc.	—	732	—	732
Edge Adhesives Holdings, Inc.	—	723	—	723
Counsel Press, Inc.	—	470	—	470
Tread Corporation	—	443	—	443
Old World Christmas, Inc.	—	297	—	297
AquaVenture Holdings Limited	—	79	205	284
Alloy Die Casting Co.	—	200	—	200
B+T Group Acquisition, Inc.	—	(327)	—	(327)
Jackrabbit, Inc.	—	(690)	—	(690)
Meridian Rack & Pinion, Inc.	—	(707)	—	(707)
Logo Sportswear, Inc.	—	(1,039)	—	(1,039)
Brunswick Bowling Products, Inc.	—	(1,199)	—	(1,199)
Head Country, Inc.	—	(1,207)	—	(1,207)
Galaxy Tool Holding Corporation	—	(1,257)	—	(1,257)
The Mountain, Inc.	—	(1,329)	—	(1,329)
SOG Specialty Knives & Tools, LLC	—	(1,635)	—	(1,635)
PSI Molded Plastics, Inc.	—	(2,266)	—	(2,266)
Drew Foam Companies, Inc.	—	(2,685)	—	(2,685)
Other, net (<$250 net)	25	125	—	150

Total	$25	$7,335	$2,511	$9,871

The primary drivers of net unrealized appreciation of $9.8 million for the three months ended December 31, 2017 were increased performance of certain of our portfolio companies and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by a decline in performance of certain of our other portfolio companies.

Across our entire investment portfolio, we recorded $21.2 million of net unrealized depreciation on our debt positions and $45.1 million of net unrealized depreciation on our equity positions for the three months ended December 31, 2018. As of December 31, 2018, the fair value of our investment portfolio was greater than our cost basis by $4.5 million, as compared to $70.9 million as of September 31, 2018, representing net unrealized depreciation of $66.3 million for the three months ended December 31, 2018. Our entire portfolio had a fair value of 100.8% of cost as of December 31, 2018.

Net Unrealized Appreciation on Other

During the three months ended December 31, 2018, we did not record any unrealized appreciation or depreciation of other. During the three months ended December 31, 2017, we recorded net unrealized appreciation of other of $0.3 million related to changes in the fair value of the Credit Facility.

Comparison of the Nine Months Ended December 31, 2018 to the Nine Months Ended December 31, 2017

	For the Nine Months Ended December 31,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$37,669	$35,547	$2,122	6.0%
Dividend, success fee, and other income	5,891	7,389	(1,498)	(20.3)

Total investment income	43,560	42,936	624	1.5

EXPENSES
Base management fee	9,613	7,839	1,774	22.6
Loan servicing fee	5,144	4,616	528	11.4
Incentive fee	18,849	5,289	13,560	256.4
Administration fee	975	769	206	26.8
Interest and dividend expense	11,684	9,271	2,413	26.0
Amortization of deferred financing costs and discounts	1,237	1,100	137	12.5
Other	3,958	2,492	1,466	58.8

Expenses before credits from Adviser	51,460	31,376	20,084	64.0
Credits to fees from Adviser	(9,986)	(7,156)	(2,830)	39.5

Total expenses, net of credits to fees	41,474	24,220	17,254	71.2

NET INVESTMENT INCOME	2,086	18,716	(16,630)	(88.9)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	88,056	1,147	86,909	NM
Net realized loss on other	(1,687)	—	(1,687)	NM
Net unrealized (depreciation) appreciation of investments	(9,773)	19,236	(29,009)	(150.8)
Net unrealized depreciation (appreciation) of other	500	(258)	758	NM

Net realized and unrealized gain	77,096	20,125	56,971	283.1

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$79,182	$38,841	$40,341	103.9

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.06	$0.58	$(0.52)	(89.7)

Net increase in net assets resulting from operations	$2.41	$1.21	$1.20	99.2

NM	= Not Meaningful

Investment Income

Total investment income increased by 1.5% for the nine months ended December 31, 2018, as compared to the prior year period. This increase was primarily due to an increase in interest income, partially offset by a decrease in dividend, success fee, and other income, for the nine months ended December 31, 2018, as compared to the prior year period.

Interest income from our investments in debt securities increased 6.0% for the nine months ended December 31, 2018, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2018 was $384.4 million, compared to $358.0 million for the prior year period. This increase was primarily due to the origination of $44.3 million of new debt investments and $52.5 million of follow-on debt investments to existing portfolio companies and $16.5 million of loans placed back on accrual status after December 31, 2017, partially offset by the pay-off or restructure of $57.3 million of debt investments and $73.5 million of loans placed on non-accrual status, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructures, and non-accruals, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 13.0% for the nine months ended December 31, 2018, compared to 13.2% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At December 31, 2018, certain of our loans to B-Dry, Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $73.5 million. At December 31, 2017, certain of our loans to two portfolio companies, Alloy Die Casting and Tread, were on non-accrual status, with an aggregate debt cost basis of $15.6 million.

Dividend, success fee, and other income for the nine months ended December 31, 2018 decreased 20.3% from the prior year period. During the nine months ended December 31, 2018, dividend, success fee, and other income consisted of $5.1 million of success fee income and $0.8 million of dividend income. During the nine months ended December 31, 2017, dividend, success fee, and other income consisted of $4.6 million of success fee income and $2.8 million of dividend income.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective periods:

	As of December 31, 2018		Nine months ended December 31, 2018
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Nth Degree, Inc.	$55,317	9.1%	$1,652	3.8%
J.R. Hobbs Co. – Atlanta, LLC	49,473	8.2	3,170	7.3
Brunswick Bowling Products, Inc.	43,036	7.1	1,641	3.8
Counsel Press, Inc.	35,323	5.8	2,542	5.8
Pioneer Square Brands, Inc.	33,891	5.6	2,280	5.2

Subtotal – five largest investments	217,040	35.8	11,285	25.9
Other portfolio companies	389,984	64.2	32,245	74.1

Total investment portfolio	$607,024	100.0%	$43,530	100.0%

	As of December 31, 2017		Nine months ended December 31, 2017
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Cambridge Sound Management, Inc.(A)	$39,977	7.1%	$2,863	6.7%
Nth Degree, Inc.	37,721	6.7	1,840	4.3
J.R. Hobbs Co. – Atlanta, LLC	32,710	5.8	2,698	6.3
PSI Molded Plastics, Inc.	31,332	5.5	434	1.0
Counsel Press, Inc.	29,416	5.2	2,378	5.5

Subtotal – five largest investments	171,156	30.3	10,213	23.8
Other portfolio companies	395,223	69.7	32,709	76.2

Total investment portfolio	$566,379	100.0%	$42,922	100.0%

(A)	Investment exited subsequent to December 31, 2017.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 71.2% during the nine months ended December 31, 2018, as compared to the prior year period, primarily as a result of increases in the accrual of the capital gain-based incentive fee, interest expense, the base management fee, and other expenses, partially offset by a decrease in the income-based incentive fee and an increase in credits from the Adviser.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $15.7 million and $0.8 million during the nine months ended December 31, 2018 and 2017, respectively, which are not yet contractually due. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective period. The income-based incentive fee decreased for the nine months ended December 31, 2018, as compared to the prior year period, as pre-incentive fee net investment income decreased slightly and net assets, which drives the hurdle rate, increased over the respective periods.

The base management fee increased for the nine months ended December 31, 2018, as compared to the prior year period, as average total assets increased over the respective periods as a result of an increase in investments at fair value.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2018	2017
Average total assets subject to base management fee(A)	$640,870	$522,600
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%

Base management fee(B)	9,613	7,839
Credits to fees from Adviser – other(B)	(4,842)	(2,540)

Net base management fee	$4,771	$5,299

Loan servicing fee(B)	5,144	4,616
Credits to base management fee – loan servicing fee(B)	(5,144)	(4,616)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$3,111	$4,537
Incentive fee – capital gains-based(C)	15,738	752

Total incentive fee(B)	$18,849	$5,289
Credits to fees from Adviser – other(B)	—	—

Net incentive fee	$18,849	$5,289

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

(B)	Reflected as a line item on our Consolidated Statement of Operations.
(C)	The capital gains-based incentive fee is not yet contractually due under the terms of the Advisory Agreement.

Interest and dividend expense increased 26.0% during the nine months ended December 31, 2018, as compared to the prior year period, due to a higher weighted-average balance outstanding on the Credit Facility, partially offset by a lower effective interest rate. The weighted-average balance outstanding on our Credit Facility during the nine months ended December 31, 2018 was $113.6 million as compared to $51.9 million in the prior year period. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, during the nine months ended December 31, 2018 was 5.6% as compared to 5.8% in the prior year period. This decrease in the effective interest rate on the Credit Facility was primarily due to the reduced interest rate margin as part of the amendment to the Credit Facility in August 2018 partially offset by increases in LIBOR. Refer to “Liquidity and Capital Resources – Revolving Line of Credit” for further discussion of the Credit Facility.

Other expenses increased 58.8% for the nine months ended December 31, 2018, as compared to the prior year period, primarily as a result of increased bad debt expense.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the nine months ended December 31, 2018, we recorded net realized gains on investments of $88.1 million, primarily related to a $65.7 million realized gain from the exit of Cambridge, a $13.0 million realized gain from the exit of Logo, a $13.8 million realized gain from the exit of Drew Foam, and a $5.4 million realized gain from the exit of Star Seed, partially offset by a $7.7 million realized loss from the restructure of our equity investment in CCE and a $3.6 million realized loss from the exit of NDLI. During the nine months ended December 31, 2017, we recorded net realized gains on investments of $1.1 million, primarily related to a $1.0 million realized gain from the exit of Mitchell Rubber Products, Inc.

Net Realized Loss on Other

During the nine months ended December 31, 2018, we recorded a net realized loss on other of $1.7 million which primarily related to unamortized deferred issuance costs written off upon the redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock in August 2018. There were no realized gains or losses on other during the nine months ended December 31, 2017.

Net Unrealized Appreciation (Depreciation) of Investments

During the nine months ended December 31, 2018, we recorded net unrealized depreciation of investments of $9.8 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2018 were as follows:

	Nine Months Ended December 31, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$65,749	$25,533	$(47,211)	$44,071
Nth Degree, Inc.	—	15,603	—	15,603
Brunswick Bowling Products, Inc.	—	8,721	—	8,721
Alloy Die Casting Co.	—	6,408	—	6,408
SBS Industries, LLC	—	6,108	—	6,108
Schylling, Inc.	—	5,722	—	5,722
Counsel Press, Inc.	—	5,520	—	5,520
Star Seed, Inc.	5,441	5,400	(6,865)	3,976
Logo Sportswear, Inc.	13,042	2,796	(11,906)	3,932
Jackrabbit, Inc.	—	3,555	—	3,555
Old World Christmas, Inc.	—	3,090	—	3,090
Pioneer Square Brands, Inc.	—	2,991	—	2,991
Ginsey Home Solutions, Inc.	—	2,942	—	2,942
Galaxy Tool Holding Corporation	—	1,454	—	1,454
Funko Acquisition Holdings, LLC	745	536	(356)	925
Frontier Packaging, Inc.	—	727	—	727
Tread Corporation	—	534	—	534
Behrens Manufacturing, LLC	323	(1)	—	322
Head Country, Inc.	—	229	—	229
ImageWorks Display and Marketing Group, Inc.	—	122	—	122
NDLI, Inc.	(3,606)	—	3,600	(6)
Diligent Delivery Systems	—	(664)	—	(664)
Drew Foam Companies, Inc.	14,086	—	(14,755)	(669)
B-Dry, LLC	—	(856)	—	(856)
Edge Adhesives Holdings, Inc.	—	(995)	—	(995)
J.R. Hobbs Co. – Atlanta, LLC	—	(1,007)	—	(1,007)
Country Club Enterprises, LLC	(7,725)	(12)	6,727	(1,010)
Meridian Rack & Pinion, Inc.	—	(2,203)	—	(2,203)
Bassett Creek Restoration, Inc.	—	(3,013)		(3,013)
D.P.M.S., Inc.	—	(3,251)	—	(3,251)
SOG Specialty Knives & Tools, LLC	—	(6,445)	—	(6,445)
The Mountain, Inc.	—	(7,255)	—	(7,255)
PSI Molded Plastic, Inc.	—	(11,298)	—	(11,298)
Other, net (<$250 net)	1	2	—	3

Total	$88,056	$60,993	$(70,766)	$78,283

The primary drivers of net unrealized depreciation of $9.8 million for the nine months ended December 31, 2018 were the reversal of previously recorded unrealized appreciation upon the exit of our investment in Cambridge, Drew Foam, Logo, and Star Seed and a decline in performance of certain of our other portfolio companies, which was partially offset by the reversal of previously recorded unrealized depreciation of our investment in CCE upon its restructuring and of our investment in NDLI upon its exit, increased performance of certain of our portfolio companies, and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies.

During the nine months ended December 31, 2017, we recorded net unrealized depreciation of investments of $19.2 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2017 were as follows:

	Nine Months Ended December 31, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$—	$12,932	$—	$12,932
Nth Degree, Inc.	—	11,959	—	11,959
J.R. Hobbs Co. – Atlanta, LLC	—	5,790	—	5,790
Ginsey Home Solutions, Inc.	—	4,537	—	4,537
Precision Southeast, Inc.	—	2,776	1,054	3,830
Old World Christmas, Inc.	—	3,829	—	3,829
Tread Corporation	—	3,374	—	3,374
Drew Foam Companies, Inc.	—	2,997	—	2,997
Frontier Packaging, Inc.	—	2,879	—	2,879
Mathey Investments, Inc.	—	—	2,658	2,658
Star Seed, Inc.	—	2,325	—	2,325
SBS Industries, LLC	—	1,859	—	1,859
Pioneer Square Brands, Inc.	—	732	—	732
Schylling, Inc.	—	(262)	—	(262)
GI Plastek, Inc.	—	(1,856)	1,252	(604)
B-Dry, LLC	—	(847)	—	(847)
Logo Sportswear, Inc.	—	(1,287)	—	(1,287)
Edge Adhesives Holdings, Inc.	—	(1,366)	—	(1,366)
Mitchell Rubber Products, Inc.	982	—	(2,783)	(1,801)
Jackrabbit, Inc.	—	(1,840)	—	(1,840)
Head Country, Inc.	—	(1,842)	—	(1,842)
PSI Molded Plastics, Inc.	—	(2,266)	—	(2,266)
Alloy Die Casting Co.	—	(2,338)	—	(2,338)
SOG Specialty Knives & Tools, LLC	—	(2,346)	—	(2,346)
Brunswick Bowling Products, Inc.	—	(2,641)	—	(2,641)
Country Club Enterprises, LLC	—	(3,134)	—	(3,134)
Meridian Rack & Pinion, Inc.	—	(3,432)	—	(3,432)
Galaxy Tool Holding Corporation	—	(5,381)	—	(5,381)
The Mountain, Inc.	—	(7,824)	—	(7,824)
Other, net (<$250 net)	165	(455)	183	(107)

Total	$1,147	$16,872	$2,364	$20,383

The primary drivers of net unrealized appreciation of $19.2 million for the nine months ended December 31, 2017 were increased performance of certain of our portfolio companies and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by a decline in performance of certain of our other portfolio companies.

Across our entire investment portfolio, we recorded $24.3 million of net unrealized depreciation on our debt positions and $14.5 million of net unrealized appreciation on our equity positions for the nine months ended December 31, 2018. As of December 31, 2018, the fair value of our investment portfolio was greater than our cost basis by $4.5 million, as compared to $14.3 million as of March 31, 2018, representing net unrealized depreciation of $9.8 million for the nine months ended December 31, 2018. Our entire portfolio had a fair value of 100.8% of cost as of December 31, 2018.

Net Unrealized Depreciation (Appreciation) on Other

During the nine months ended December 31, 2018, we recorded net unrealized depreciation of other of $0.5 million related to the Credit Facility recorded at fair value. During the nine months ended December 31, 2017, we recorded net unrealized appreciation of other of $0.3 million related to changes in the fair value of the Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the nine months ended December 31, 2018 was $90.5 million, as compared to net cash used in operating activities of $25.2 million for the nine months ended December 31, 2017. This change was primarily due to higher net proceeds from the sale of investments and higher principal repayments of investments, partially offset by increased purchases of investments period over period.

Principal repayments and net proceeds from the sale of investments totaled $153.8 million during the nine months ended December 31, 2018, compared to $26.6 million during the nine months ended December 31, 2017. Purchases of investments were $84.2 million during the nine months ended December 31, 2018, compared to $71.2 million during the nine months ended December 31, 2017.

As of December 31, 2018, we had equity investments in or loans to 30 portfolio companies with an aggregate cost basis of $602.5 million. As of December 31, 2017, we had equity investments in or loans to 34 portfolio companies with an aggregate cost basis of $570.7 million. The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2018 and 2017:

	Nine Months Ended December 31,
	2018	2017
Beginning investment portfolio, at fair value	$599,147	$501,579
New investments	57,761	59,424
Disbursements to existing portfolio companies	26,450	11,764
Unscheduled principal repayments	(44,714)	(19,610)
Net proceeds from sales of investments	(108,772)	(7,007)
Net realized gain on investments	86,911	982
Net unrealized appreciation of investments	60,993	16,872
Reversal of net unrealized appreciation of investments	(70,766)	2,364
Amortization of premiums, discounts, and acquisition costs, net	14	11

Ending investment portfolio, at fair value	$607,024	$566,379

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2018:

		Amount(A)
For the remaining three months ending March 31:	2019	$9,050
For the fiscal years ending March 31:	2020	123,394
	2021	64,910
	2022	62,096
	2023	89,090
	Thereafter	108,618

	Total contractual repayments	$457,158
	Adjustments to cost basis of debt investments	(71)
	Investments in equity securities	145,409

	Total cost basis of investments held as of December 31, 2018:	$602,496

(A)	Refer to Note 13 – Subsequent Events for additional information regarding significant investment transactions subsequent to December 31, 2018.

Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2018 was $90.2 million, which was primarily a result of the redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock of $81.7 million, $56.9 million of net repayments on the Credit Facility, and $23.8 million in distributions to common stockholders, partially offset by $72.1 million of net proceeds from the issuance of our Series E Term Preferred Stock, and $1.8 million of net proceeds from the issuance of common stock under the ATM program.

Net cash provided by financing activities for the nine months ended December 31, 2017 was $24.3 million, which consisted primarily of $26.9 million of net borrowings on the Credit Facility and $20.1 million of net proceeds from the issuance of common stock in May 2017, including the partial exercise of the underwriters’ over-allotment option in June 2017, partially offset by $22.6 million in distributions to common stockholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.067 per common share for each of the six months from April through September 2018, $0.068 per common share for each of the three months from October through December 2018, and supplemental distributions of $0.06 per common share in each of June 2018 and December 2018.

The federal income tax characteristics of distributions paid to our common stockholders generally are reported to stockholders on Internal Revenue Service Form 1099 after the end of the calendar year based on tax information for the full fiscal year. Any characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full year.

For the year ended March 31, 2018, distributions to common stockholders totaled $28.9 million and were less than our taxable income for the same year, after also taking into account spillover amounts under Section 855(a) of the Code with respect to the prior year. At March 31, 2018, we elected to treat $8.4 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, for the year ended March 31, 2018, we recorded $1.6 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Net investment income in excess of distributions on our Consolidated Statements of Assets and Liabilities. For the nine months ended December 31, 2018, we recorded $2.5 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions on our Consolidated Statements of Assets and Liabilities.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.140625 per share to holders of our Series B Term Preferred Stock for each of the five months from April through August 2018 (prior to redemption); (ii) $0.135417 per share to holders of our Series C Term Preferred Stock for each of the five months from April through August 2018 (prior to redemption); and (iii) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the nine months from April through December 2018. Our Board of Directors also declared and we paid a combined dividend for the pro-rated period from and including the issuance date, August 22, 2018, to and including August 31, 2018 and the full month of September 2018, which totaled $0.17265625 per share, to the holders of our Series E Term Preferred Stock. In addition, we paid $0.1328125 per share to holders of our Series E Term Preferred Stock for each of the three months from October through December 2018. In accordance with GAAP, we treat these monthly dividends as an operating expense. The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Such a characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full year.

Dividend Reinvestment Plan

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare, as the plan agent. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not make such election will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder generally will have an adjusted basis in the additional common shares purchased through the plan equal to the dollar amount that would have been received if the common stockholder had received the dividend or distribution in cash. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Computershare purchases shares in the open market in connection with the obligations under the plan. The Computershare dividend reinvestment plan is not open to holders of our preferred stock.

Equity

Registration Statement

On June 5, 2018, we filed a registration statement on Form N-2 (File No. 333-225447), which the SEC declared effective on July 13, 2018. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of December 31, 2018, we had the ability to issue up to an additional $225.3 million in securities under the registration statement.

Common Stock

In February 2018, we entered into equity distribution agreements with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in what is commonly referred to as an “at-the-market” (“ATM”) program. As of December 31, 2018, we had remaining capacity to sell up to an additional $31.8 million of common stock under the ATM program.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On December 31, 2018, the closing market price of our common stock was $9.32 per share, representing a 25.6% discount to our NAV per share of $12.53 as of December 31, 2018. At our 2018 Annual Meeting of Stockholders held on August 9, 2018, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then-current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale.

Term Preferred Stock

In August 2018, we completed a public offering of 2,990,000 shares of our Series E Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $74.8 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $72.1 million. Total underwriting discounts and offering costs related to this offering were $2.7 million, which have been recorded as discounts to the liquidation value on our Consolidated Statements of Assets and Liabilities and are being amortized over the period ending August 31, 2025, the mandatory redemption date.

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

In August 2018, we used the proceeds from the issuance of our Series E Term Preferred Stock, along with borrowings under the Credit Facility, to voluntarily redeem all outstanding shares of our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock”) and 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock”),, each of which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.7 million, which was recorded in Realized loss on other in our Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

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

In September 2016, we completed a public offering of 2,300,000 shares of our Series D Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $57.5 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $55.4 million. Total underwriting discounts and offering costs related to this offering were $2.1 million, which have been recorded as discounts to the liquidation value on our Consolidated Statements of Assets and Liabilities and are being amortized over the period ending September 30, 2023, the mandatory redemption date.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series D Term Preferred Stock and Series E Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series D Term Preferred Stock and Series E Term Preferred Stock) as of December 31, 2018 was 314.2%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously, with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of December 31, 2018, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of the August 22, 2018 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of December 31, 2018, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2018, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $537.8 million, asset coverage on our senior securities representing indebtedness of 1,048.8%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2018, we had availability, after adjustments for various constraints based on collateral quality, of $145.2 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2018 and March 31, 2018, we had unrecognized, contractual off-balance sheet success fee receivables of $32.6 million and $28.3 million (or approximately $0.99 and $0.87 per common share), respectively, on our debt investments. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of December 31, 2018 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $2.0 million of obligations of Country Club Enterprises, LLC. The guaranty expires in February 2019, unless renewed. As of December 31, 2018, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial. In October 2018, we reduced the guaranty from $2.0 million to $1.0 million.

The following table shows our contractual obligations as of December 31, 2018, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$50,100	$—	$—	$50,100	$—
Mandatorily redeemable preferred stock	132,250	—	—	57,500	74,750
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	69,250	12,959	25,573	22,776	7,942

Total	$256,696	$12,959	$30,669	$130,376	$82,692

(A)	Excludes unused line of credit and delayed draw term loan commitments and guaranties to our portfolio companies in the aggregate principal amount of $7.1 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2018. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the respective mandatory redemption dates of each series.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report. Additionally, refer to Note 3 – Investments in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

The following table reflects risk ratings for all loans in our portfolio as of December 31, 2018 and March 31, 2018:

Rating	December 31, 2018	March 31, 2018
Highest	9.0	10.0
Average	6.6	6.4
Weighted-Average	7.1	6.5
Lowest	3.0	4.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash.

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains from the preceding year that were not distributed during such year (to the extent that income tax was not imposed on such amounts). Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both December 31, 2018 and March 31, 2018.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. As of December 31, 2018, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

96.8%	Variable rates with a floor
3.2	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures during the nine months ended December 31, 2018 from that disclosed in our Annual Report for the fiscal year ended March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC on May 15, 2018, and “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, as filed with the SEC on November 5, 2018. The risks described herein and in our Annual Report and our Quarterly Report on 10-Q for the quarter ended September 30, 2018 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

See the exhibit index.

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock Due 2023, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

3.1.b	Certificate of Designation of 6.375% Series E Cumulative Term Preferred Stock Due 2025, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

3.1.c	Certificate of Elimination of 6.75% Series B Cumulative Term Preferred Stock filed with the Secretary of State of Delaware on October 18, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed October 19, 2018.

3.1.d	Certificate of Elimination of 6.50% Series C Cumulative Term Preferred Stock filed with the Secretary of State of Delaware on October 18, 2018, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00704), filed October 19, 2018.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.25% Series D Cumulative Term Preferred Stock Due 2023 Stock Certificate, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

4.3	Specimen 6.375% Series E Cumulative Term Preferred Stock Due 2025 Stock Certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Furnished herewith

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

Date: February 5, 2019