Form 10-K
period 2019-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2019-05-13
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 814-00704

GLADSTONE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-0423116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 100 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	GAIN	Nasdaq Global Select Market
6.250% Series D Cumulative Term Preferred Stock, $0.001 par value per share	GAINM	Nasdaq Global Select Market
6.375% Series E Cumulative Term Preferred Stock, $0.001 par value per share	GAINL	Nasdaq Global Select Market

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2018, based on the closing price on September 28, 2018 (the last business day before September 30, 2018) of $11.43 on the Nasdaq Global Select Market, was $365,723,458. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 32,822,459 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 10, 2019.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended March 31, 2019.

GLADSTONE INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

MARCH  31, 2019

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation, or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company and as a business development company; and (12) those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K (this “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from our historical performance. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed, or in the future may file, with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

In this Annual Report, the terms the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts, except per share amounts, are in thousands unless otherwise indicated.

PART I

The information contained in this section should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

ITEM 1. BUSINESS

Overview

Organization

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for U.S. federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 and through March 31, 2019, we made 165 consecutive monthly distributions to common stockholders.

Shares of our common stock, 6.250% Series D Cumulative Term Preferred Stock (“Series D Term Preferred Stock”), and 6.375% Series E Cumulative Term Preferred Stock (“Series E Term Preferred Stock”) are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINM,” and “GAINL,” respectively.

Investment Adviser and Administrator

We are externally managed by the Adviser, an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser. Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone and Terry Lee Brubaker, our vice chairman and chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president, general counsel and secretary of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; and Gladstone Land Corporation, a publicly-traded real estate investment trust (together with “Gladstone Commercial” and “Gladstone Capital,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

The Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Administrator was organized as a limited liability company under the laws of the State of Delaware on March 18, 2005. The Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C. The Adviser also has offices in several other states.

Investment Objectives and Strategy

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2019, our investment portfolio was made up of 75.1% in debt securities and 24.9% in equity securities, at cost.

We focus on investing in lower middle market private businesses (which we generally define as private companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $20 million) (“Lower Middle Market”) in the U.S. that meet certain criteria, including, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the portfolio company, reasonable capitalization of the portfolio company, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger, acquisition, or recapitalization of the portfolio company, a public offering of the portfolio company’s stock or, to a lesser extent, by exercising our right to require the portfolio company to repurchase our warrants, as applicable, though there can be no assurance that we will always have these rights. We invest in portfolio companies that need funds for growth capital, to finance acquisitions, including management buyouts, recapitalize or, to a lesser extent, refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises.

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

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. As of March 31, 2019, our loan portfolio consisted of 97.4% variable rate loans with floors and 2.6% fixed rate loans based on the total principal balance of all outstanding debt investments. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement such as a success fee or, to a lesser extent, deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the portfolio company. Some debt securities may have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” (“PIK”) interest. As of March 31, 2019, we did not have any securities with a PIK feature.

Typically, our investments in equity securities take the form of common stock, preferred stock, limited liability company interests, or warrants or options to purchase any of the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt. From our initial public offering in 2005 through March 31, 2019, we made investments in 49 companies, excluding investments in syndicated loans.

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

Under the 1940 Act, we may not acquire any asset other than assets of the type listed in Section 55 of the 1940 Act, which are referred to as “qualifying assets” and generally include each of the investment types listed above, unless, at the time the acquisition is made, qualifying assets (other than certain assets related to our operations) represent at least 70.0% of our total assets. See “—Regulation as a BDC — Qualifying Assets” for a discussion of the types of qualifying assets in which we are permitted to invest pursuant to Section 55(a) of the 1940 Act.

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

•

We will at all times endeavor to conduct our business so as to retain our status as a RIC under the Code. To do so, we must maintain our status as a BDC and meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes.

With the exception of our policy to conduct our business as a BDC, these investment policies are not fundamental and may be changed without stockholder approval.

Investment Concentrations

As of March 31, 2019, our investment portfolio consisted of investments in 30 portfolio companies located in 16 states across 16 different industries with an aggregate fair value of $624.2 million. Our investments in Nth Degree, Inc. (“Nth Degree”), J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”), Brunswick Bowling Products, Inc. (“Brunswick”), Counsel Press, Inc. (“Counsel Press”), and Pioneer Square Brands, Inc. (“Pioneer”) represented our five largest portfolio investments at fair value and collectively comprised $227.8 million, or 36.4%, of our total investment portfolio at fair value as of March 31, 2019. The following table summarizes our investments by security type as of March 31, 2019 and 2018:

	March 31, 2019				March 31, 2018
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$350,965	59.5%	$331,090	53.0%	$321,303	54.9%	$305,856	51.0%
Secured second lien debt	91,851	15.6	75,293	12.1	110,484	18.9	97,339	16.2

Total debt	442,816	75.1	406,383	65.1	431,787	73.8	403,195	67.2
Preferred equity	144,622	24.5	195,377	31.3	150,708	25.8	167,150	28.0
Common equity/equivalents	2,251	0.4	22,412	3.6	2,351	0.4	28,802	4.8

Total equity/equivalents	146,873	24.9	217,789	34.9	153,059	26.2	195,952	32.8

Total investments	$589,689	100.0%	$624,172	100.0%	$584,846	100.0%	$599,147	100.0%

Our investments at fair value consisted of the following industry classifications as of March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$212,817	34.1%	$136,719	22.8%
Home and Office Furnishings, Housewares, and Durable Consumer Products	102,271	16.4	128,529	21.5
Diversified/Conglomerate Manufacturing	41,235	6.6	29,942	5.0
Leisure, Amusement, Motion Pictures, Entertainment	40,912	6.6	43,048	7.2
Personal and Non-Durable Consumer Products (Manufacturing Only)	40,130	6.4	42,836	7.1
Healthcare, Education, and Childcare	30,022	4.8	—	—
Machinery (Non-agriculture, Non-construction, Non-electronic)	28,905	4.6	21,915	3.7
Containers, Packaging, and Glass	22,009	3.5	21,387	3.6
Farming and Agriculture	19,197	3.1	21,483	3.6
Chemicals, Plastics, and Rubber	16,641	2.7	55,740	9.3
Cargo Transport	15,490	2.5	15,816	2.6
Telecommunications	15,225	2.4	14,000	2.3
Aerospace and Defense	13,309	2.1	12,457	2.1
Beverage, Food, and Tobacco	11,937	1.9	11,605	1.9
Automobile	9,716	1.6	13,830	2.3
Textiles and Leather	—	—	19,407	3.2
Other < 2.0%	4,356	0.7	10,433	1.8

Total investments	$624,172	100.0%	$599,147	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$262,386	42.0%	$221,725	37.0%
West	177,599	28.5	133,774	22.3
Northeast	129,430	20.7	188,911	31.5
Midwest	54,757	8.8	54,737	9.2

Total investments	$624,172	100.0%	$599,147	100.0%

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

•

Experienced Management: We typically require that the companies in which we invest have experienced management teams or a hiring plan in place to install an experienced management team. We also require the companies to have in place proper incentives to induce management to succeed and act in concert with our interests as an investor, including having significant equity or other interests in the financial performance of their companies.

•

Value- and Income-Orientation and Positive Cash Flow: Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value- and income-orientation. In seeking value, we focus on established companies in which we can invest at relatively low multiples of EBITDA, and that have positive operating cash flow at the time of investment. In seeking income, we typically invest in companies that generate relatively stable to growing sales, cash flows, and EBITDA to fixed charges coverage, which provides some assurance that the companies will be able to service their debt. We do not expect to invest in start-up companies or companies with what we believe to be speculative business plans.

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

Extensive Due Diligence

The Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information followed by in-depth business analysis, including, some or all of the following:

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

Upon completion of a due diligence investigation and a decision to proceed with an investment, the Adviser’s investment professionals who have primary responsibility for the investment present the investment opportunity to the Adviser’s investment committee. The investment committee then determines whether to pursue the potential investment. Prior to the closing of an investment, additional due diligence may be conducted on our behalf by attorneys, independent accountants, and other outside advisers, as appropriate.

We also rely on the long-term relationships that the Adviser’s investment professionals have with leveraged buyout funds, investment bankers, commercial bankers, private equity sponsors, attorneys, accountants, and business brokers. In addition, the extensive direct experiences of our executive officers and managing directors in the operations of Lower Middle Market companies and providing debt and equity capital to Lower Middle Market companies plays a significant role in our investment evaluation and assessment of risk.

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

Management Expertise

Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds, although Messrs. Gladstone and Brubaker serve as members of the Adviser’s investment committees for each of the Company and each of the Affiliated Public Funds. Messrs. Gladstone and Dullum have extensive experience in investing in Lower Middle Market companies and with operating in the BDC marketplace in general. Mr. Brubaker has substantial experience in acquisitions and operations of companies. These three individuals, who are part of our executive management team and comprise the Adviser’s investment committee for the Company, dedicate a significant portion of their time to managing our investment portfolio. They have extensive experience providing capital to Lower Middle Market companies and have worked together at the Gladstone family of companies for more than ten years. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills. See the additional discussion regarding management of portfolio companies by our Adviser below under “—Ongoing Management of Investments and Portfolio Company Relationships.”

Increased Access to Investment Opportunities Developed Through Extensive Research Capability and Network of Contacts

The Adviser seeks to identify potential investments through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community and potential corporate partners with whom the Adviser’s investment professionals have long-term relationships. We believe that the Adviser’s investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation, experience, and focus on investing in Lower Middle Market companies enables us to source and identify well-positioned prospective portfolio companies, which provide attractive investment opportunities. Additionally, the Adviser expects to generate information from its professionals’ network of accountants, consultants, lawyers and management teams of portfolio companies and other contacts to support the Adviser’s investment activities.

Disciplined, Value- and Income-Oriented Investment Philosophy with a Focus on Preservation of Capital

In making its investment decisions, the Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect the Adviser to use the same investment philosophy that its professionals use in the management of the other Affiliated Public Funds and to commit resources to manage downside exposure. The Adviser’s approach seeks to reduce our risk in investments by using some or all of the following approaches:

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

Longer Investment Horizon

Unlike private equity and other funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity and other funds typically provide that these funds may only invest investors’ capital once and must return all capital and realized gains to investors within a finite time period, often seven to ten years. These provisions often force private equity and other funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in a lower overall return to investors and/or an adverse impact on their portfolio companies. In contrast, we are a corporation of perpetual duration and are exchange-traded. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Flexible Transaction Structuring

We believe the Adviser’s and our management team’s broad expertise and years of combined experience enable the Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures and, in some cases, the types of securities in which we invest, thereby affording us a competitive advantage of providing both, equity and debt financing, which may limit uncertainty related to the close of the transaction and the risk of refinancing during periods of market yield compression. We believe that this approach enables the Adviser to develop a financing structure which best fits the investment and growth profile of the underlying business and yields attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets.

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

Gladstone Securities also provides other services (such as investment banking and due diligence services) to certain of our portfolio companies and receives fees for the provision of such services, see “—Transactions with Related Parties – Other Transactions” below.

Valuation Process

The following is a general description of our investment valuation policy (the “Policy”) (which has been approved by our Board of Directors) that the professionals of the Adviser and Administrator, with oversight and direction from our chief valuation officer, an employee of the Administrator that reports directly to our Board of Directors (collectively, the “Valuation Team”), use each quarter to determine the fair value of our investment portfolio. In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available based on the Policy. The Adviser values our investments in accordance with the requirements of the 1940 Act and accounting principles generally accepted in the U.S. (“GAAP”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:

•	Each investment is initially assessed by the Valuation Team using the Policy, which may include:

•	Obtaining fair value quotes or utilizing valuation inputs from third party valuation firms; and

•

Using techniques, such as total enterprise value, yield analysis, market quotes and other factors, including: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected repayments; and the markets in which the portfolio company operates.

•

Preliminary valuation conclusions are then discussed amongst the Valuation Team and with our management and documented for review by our Board of Directors. Written valuation recommendations and supporting material are sent to the Board of Directors in advance of the quarterly meetings.

•

The Valuation Committee of the Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy, determines whether the Valuation Team’s recommended fair value is reasonable in light of the Policy, and reviews other facts and circumstances. Then, the Valuation Committee and chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors, so that the full Board of Directors may review and determine in good faith the fair value of investments in accordance with the Policy.

Fair value measurements of our investments may involve subjective judgment and estimates. Due to the uncertainty inherent in valuing these securities, the determinations of fair value may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our net asset value (“NAV”) could be materially affected if the determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation.”

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

Base Management Fee

The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective period, and adjusted appropriately for any share issuances or repurchases during the period.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through March 31, 2019, as aggregate unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

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

If such amount is negative, then there is no accrual for such period. During the years ended March 31, 2019 and 2018, we recorded capital gains-based incentive fees of $17.8 million and $4.4 million, respectively, which were not contractually due under the terms of the Advisory Agreement. There was no GAAP accrual of capital gains-based incentive fees for any year prior to March 31, 2018.

Loan Servicing Fee Pursuant to Credit Facility

The Adviser also services the loans held by our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”) (the borrower under the Credit Facility), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (less any uninvested cash or cash equivalents resulting from borrowings) during any given calendar year, we treat the payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally, and irrevocably credited back to us by the Adviser.

Administration Agreement

We pay the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the Administrator’s president, general counsel, and secretary), and their respective staffs.

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

Material U.S. Federal Income Tax Considerations

This is a general summary of certain material U.S. federal income tax considerations applicable to us, to our qualification and taxation as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and to the ownership and disposition of our shares. This summary does not purport to be a complete description of all of the tax considerations relating thereto. In particular, we have not described certain considerations that may be relevant to certain types of stockholders subject to special treatment under U.S. federal income tax laws. This summary does not discuss any aspect of state, local or foreign tax laws, or the U.S. estate or gift tax.

RIC Status

To qualify for treatment as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90% of our taxable ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (“Investment Company Taxable Income”). We refer to this as the “annual distribution requirement.” We must also meet several additional requirements, including:

•	Business Development Company status: At all times during the taxable year, we must maintain our status as a BDC.

•

Income source requirements: At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly-traded partnership.

•

Asset diversification requirements: As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets (the “50% threshold”), and (2) no more than 25% of the value of our total assets may be invested in the securities (other than U.S. government securities or the securities of other regulated investment companies) of (i) one issuer, (ii) two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses, and (iii) one or more qualified publicly-traded partnerships.

Failure to Qualify as a RIC

If we are unable to qualify for treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at the regular corporate income tax rate and would be subject to any applicable state and local taxes, even if we distributed all of our Investment Company Taxable Income to our stockholders. We would not be able to deduct distributions to our stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction, if applicable. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and then as capital gain. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we generally would be subject to corporate-level U.S. federal income tax on any unrealized appreciation with respect to our assets unless we make a special election to pay corporate-level U.S. federal income tax on any such unrealized appreciation during the succeeding five-year period.

Qualification as a RIC

If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long-term capital gain in excess of realized net short-term capital loss) that we timely distribute (or are deemed to distribute) to our stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year and (iii) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. For the calendar years ended December 31, 2018, 2017 and 2016, we incurred $0.3 million, $0.2 million and $0.4 million, respectively, in excise taxes. As of March 31, 2019, our capital loss carryforward was $0.

Taxation of Our U.S. Stockholders

Distributions

For any period during which we qualify as a RIC for U.S. federal income tax purposes, distributions to our stockholders attributable to our Investment Company Taxable Income generally will be taxable as ordinary income to our stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of stock and thereafter as capital gain. Distributions of our long-term capital gains, reported by us as such, will be taxable to our stockholders as long-term capital gains regardless of the stockholder’s holding period of the stock and whether the distributions are paid in cash or invested in additional stock. Corporate U.S. stockholders generally are eligible for the 50% dividends received deduction with respect to dividends received from us, but only to the extent such amount is attributable to dividends received by us from taxable domestic corporations.

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

Any distribution declared by us in October, November or December of any calendar year, payable to our stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by our stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the later of the extended due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November, December rule described above. For the fiscal year ended March 31, 2019, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $16.0 million of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year. In addition, for the fiscal year ended March 31, 2019, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.2 million of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year.

If a common stockholder participates in our “opt in” dividend reinvestment plan, then the common stockholder will have their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Any distributions reinvested under the plan will be taxable to the common stockholder to the same extent, and with the same character, as if the common stockholder had received the distribution in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the dollar amount that would have been received if the U.S. stockholder had received the dividend or distribution in cash. The additional common shares will have a new holding period commencing on the day following the day on which the shares are credited to the common stockholder’s account. The plan agent purchases shares in the open market in connection with the obligations under the plan. We do not have a dividend reinvestment plan for our preferred stockholders.

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro rata share of federal tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. In order to use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the year ended March 31, 2019, we elected to retain $50.0 million, or $1.52 per common share, of net long-term capital gains and to treat them as deemed distributions to common stockholders. We incurred $10.5 million, or $0.32 per common share, of U.S. federal income taxes on behalf of common stockholders related to the retention of capital gains, which are included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations. We had no deemed distributions during the years ended March 31, 2018 and 2017.

Sale of Our Shares

A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of the shares of our common or preferred stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held the shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income. Capital losses are subject to limitations on use for both corporate and non-corporate stockholders. Certain U.S. stockholders who are individuals, estates or trusts generally are also subject to a 3.8% Medicare tax on, among other things, dividends on and capital gain from the sale or other disposition of shares of our stock.

Backup Withholding and Other Required Withholding

We may be required to withhold U.S. federal income tax, or backup withholding, from all taxable distributions to any non-corporate U.S. stockholder (i) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (ii) with respect to whom the Internal Revenue Service (“IRS”) notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is generally his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

The Foreign Account Tax Compliance Act imposes a U.S. federal withholding tax on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities unless certain due diligence, reporting, withholding, and certification obligation requirements are satisfied.

Information Reporting

We will send to each of our U.S. stockholders, after the end of each calendar year, a notice providing, on a per share and per distribution basis, the amounts includible in the U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions will generally be reported to the IRS (including the amount of dividends, if any, eligible for the preferential rates applicable to long-term capital gains).

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets, other than certain interests in furniture, equipment, real estate, or leasehold improvements (“Operating Assets”), represent at least 70% of total assets, exclusive of Operating Assets. The types of qualifying assets in which we may invest under the 1940 Act include the following:

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

As of March 31, 2019, 99.6% of our assets were qualifying assets.

Asset Coverage

Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that is stock. In either case, we may only issue such senior securities if such class of senior securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act, of at least 150% (200% prior to April 10, 2019).

In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to holders of any class of our capital stock would be restricted if our senior securities representing indebtedness fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would be restricted if our senior securities that are stock fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution and accounting for such distribution). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering costs will not be available for distributions to our stockholders. If we are unable to regain the requisite asset coverage through these methods, we may be forced to suspend the payment of such dividends or distributions.

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

Code of Ethics

We and all of the Gladstone family of companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on our website under “Investor Relations - Corporate Governance” at www.GladstoneInvestment.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator will dedicate all of his or her time to us. However, we expect that 20 to 25 full-time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2019 and all of calendar year 2020. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.

As of April 30, 2019, the Adviser and Administrator collectively had 69 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
11	Executive management
23	Accounting, administration, compliance, human resources, legal, and treasury
35	Investment management, portfolio management, and due diligence

Available Information

We file with or furnish to the SEC copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information meeting the information requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and make such reports and any amendments thereto available free of charge through the investor relations section of our website at www.GladstoneInvestment.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Information contained on our website is not incorporated into this Annual Report. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. If that happens, the trading price of our securities and the NAV of our common stock could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to the Economy

Market conditions could negatively impact our business, results of operations, financial condition, and cash flows.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	Changes in interest rates and credit spreads;

•	The availability of credit, including the price, terms and conditions under which it can be obtained;

•	The quality, pricing, and availability of suitable investments and losses with respect to our investments;

•	The ability to obtain accurate market-based valuations;

•	Investment values relative to the value of the underlying assets;

•	Prepayment rates, delinquency rates and legislative / regulatory changes with respect to our investments;

•	Competition;

•	The actual and perceived state of the economy and public capital markets generally;

•	The national and global political environment, including foreign relations and trading policies;

•	The impact of potential changes to the tax code; and

•	The attractiveness of other types of investments relative to investments in Lower Middle Market companies generally.

Changes in these factors are difficult to predict, and a change in one factor could affect other factors, which could result in adverse effects to our business, results of operations, financial condition, and cash flows.

Volatility in the capital markets may make it more difficult to raise capital and may adversely affect the valuations of our investments.

Given the volatility and dislocation that the capital markets have experienced from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, significant changes in the capital markets have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

Market interest rates may have an effect on the value of our securities.

One of the factors that will influence the price of our securities will be the distribution yield on our securities (as a percentage of the price of our securities) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our securities to expect a higher distribution yield. In addition, higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. As a result, higher market interest rates could cause the market price of our securities to decrease.

Rising interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.

In recent years, the Federal Reserve Board (the “Fed”) has incrementally raised the target range for the federal funds rate, with additional increases possible over the next year. As interest rates increase, generally, the cost of borrowing increases, affecting our ability to make new investments on favorable terms or at all. More generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our securities. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR, so an increase in interest rates from the current interest rate may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. To the extent that interest rates increase, this may negatively impact the operating performance of our portfolio companies due to increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that an increase in interest rates makes it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. There can be no guaranty the Fed will raise rates at the gradual pace they originally proposed, nor can there be any assurance that markets will not adversely react to rate increases. The increase in interest rates could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.

We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.

The majority of our portfolio companies are in industries that are directly impacted by inflation, such as consumer goods and services and manufacturing. Our portfolio companies may not be able to pass on to customers increases in their costs of operations which could greatly affect their operating results, impacting their ability to service our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our NAV.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments we seek to make in Lower Middle Market companies. We generally compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds, mutual funds, and private equity. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in Lower Middle Market portfolio companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in Lower Middle Market portfolio companies are subject to a number of significant risks including the following:

•

Lower Middle Market businesses are likely to be more significantly impacted in economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and any economic downturns or recessions are more likely to have a material adverse effect on them. In the event that the economy contracts, it is likely that the financial results of Lower Middle Market businesses, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, if one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan(s) or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•

Lower Middle Market businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan(s) may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of realizing on any guaranties we may have obtained from the borrower’s management. As of March 31, 2019, certain loans to five portfolio companies were on non-accrual status with an aggregate debt cost basis of $68.3 million, or 15.4% of the cost basis of all debt investments in our portfolio. While we are working with these portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will generally seek to be a secured first lien lender to a borrower, in some of our loans we expect to be subordinated to a senior lender and our security interest in any collateral would, accordingly, likely be second lien and subordinate to another lender’s security interest.

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

•

Lower Middle Market businesses are more likely to be dependent on one or two persons. Typically, the success of a Lower Middle Market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

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

•

Lower Middle Market companies may be highly leveraged. Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Because the loans we make and equity securities we invest in are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our NAV.

Substantially all of our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has ultimate responsibility for reviewing and determining in good faith the fair value of our investments for which market quotations are not readily available, based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by the Valuation Team. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, and market quotes. Currently, ICE Data Pricing and Reference Data, LLC (formerly Standard and Poor’s Securities Evaluations, Inc.) provides estimates of fair value on generally all of our debt investments that are not valued using total enterprise value (“TEV”) and we use another independent valuation firm to provide valuation inputs for our significant equity investments, which are generally valued using TEV, including earnings multiple ranges, as well as other information. In addition to these techniques, inputs and information, other factors are considered when determining fair value of our investments, including: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected loan repayments; and the markets in which the portfolio company operates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policy — Investment Valuation” for additional information on our valuation policies, procedures, and processes.

Fair value measurements of our investments may involve subjective judgments and estimates and, due to the uncertainty inherent in valuing these securities, the determination of fair value may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our NAV would be adversely affected if the fair value of our investments that are approved by our Board of Directors are higher than the values that we ultimately realize upon the disposal of such securities.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are securities for which market quotations are not readily available. As a result, our Board of Directors determines the fair value of these securities in good faith pursuant to the Policy. In connection with that determination, our Valuation Team prepares portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our Adviser’s investment professionals in our valuation process and Mr. Gladstone’s pecuniary interest in our Adviser may result in a conflict of interest, as the management fees that we pay our Adviser are based on our average gross assets, less uninvested cash or cash equivalents from borrowings, and adjusted appropriately for any share issuances or repurchases during the period.

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

Our total investment in one or more companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented 36.4% of the fair value of our total portfolio as of March 31, 2019, compared to 30.5% as of March 31, 2018. Any disposition of a significant investment in one or more portfolio companies may negatively impact our net investment income and limit our ability to pay distributions.

The interest rates of some of our term loans to our portfolio companies are priced using a spread over LIBOR, which may be phased out in the future.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In general, our investments in debt securities have a term of five years, accrue interest at variable rates based on LIBOR and, to a lesser extent, at fixed rates. As of March 31, 2019, our loan portfolio consisted of 97.4% variable rate loans with floors and 2.6% fixed rate loans based on the total principal balance of all outstanding debt investments. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Fed, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

As of March 31, 2019, we had investments in 30 portfolio companies, the five largest of which included Nth Degree, J.R. Hobbs, Brunswick, Counsel Press, and Pioneer, and comprised $227.8 million, or 36.4%, of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, as well as Credit Facility requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. A downturn in a particular industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of March 31, 2019, our largest industry concentration was in Diversified/Conglomerate Services, representing 34.1% of our total investments, at fair value.

Our investments are typically long-term and will require several years to realize liquidation events.

Since we generally make five year term loans and hold our loans and equity positions until the loans mature and/or we exit the investment, investors should not expect realization events, if any, to occur over the near term. In addition, we expect that any equity investments may require several years to appreciate in value and we cannot give any assurance that such appreciation will occur.

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

Portfolio company-related litigation or other litigation or claims against us or our personnel could result in costs, including defense costs or damages, and the diversion of management time and resources.

In the course of investing in and often providing significant managerial assistance to certain of our portfolio companies, certain persons employed by the Adviser sometimes serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies or otherwise, even if meritless, we or such employees may be named as defendants in such litigation, which could result in additional costs, including defense costs, and the diversion of management time and resources. We may be unable to accurately estimate our exposure to litigation risk if we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations, financial condition, or cash flows.

While we believe we would have valid defenses to potential claims brought due to our investment in any portfolio company, and will defend any such claims vigorously, we may nevertheless expend significant amounts of money in defense costs and expenses. Further, if we enter into settlements or suffer an adverse outcome in any litigation, we could be required to pay significant amounts. In addition, if any of our portfolio companies become subject to direct or indirect claims or other obligations, such as defense costs or damages in litigation or settlement, our investment in such companies could diminish in value and we could suffer indirect losses. Further, these matters could cause us to expend significant management time and effort in connection with assessment and defense of any claims. No range of potential expenses, costs or damages in connection with these matters can be estimated at this time.

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

We will have a continuing need for capital to finance our investments. As of March 31, 2019, we, through our wholly-owned subsidiary, Business Investment, had $53.0 million in borrowings, at cost, outstanding under the Credit Facility, which provides for maximum borrowings of $200.0 million, with a revolving period end date of August 22, 2021 (the “Revolving Period End Date”). The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions and covenants set forth in the credit agreement. Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policy without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatorily redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of March 31, 2019, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2019, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $533.9 million, asset coverage on our senior securities representing indebtedness of 997.6%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2019, we were in compliance with all covenants under the Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.

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

If the Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on August 22, 2023 (two years after the Revolving Period End Date). Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $300.0 million through additional commitments of existing or new lenders. However, if such lenders are unwilling to provide additional commitments under the terms of the Credit Facility, we will be unable to expand the Credit Facility and thus will continue to have limited availability to finance new investments under the Credit Facility. There can be no guaranty that we will be able to renew, extend or replace the Credit Facility upon its Revolving Period End Date on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at or before the time of its Revolving Period End Date, will be constrained by then current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or refinance the Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. Such circumstances would also increase the likelihood that we would be required to redeem some or all of our outstanding mandatorily redeemable preferred stock, which could potentially require us to sell more assets. In addition to selling assets, or as an alternative, we may issue common equity in order to repay amounts outstanding under the Credit Facility. Depending upon the trading prices of our common stock (and with the approval of our independent directors and stockholders), such an equity offering may have a dilutive impact on our existing stockholders’ interest in our earnings, assets and voting interest in us. If we are able to renew, extend or refinance the Credit Facility prior to maturity, renewal, extension or refinancing, it could potentially result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds to fund investments or maintain distributions to common and preferred stockholders.

Because we expect to distribute substantially all of our Investment Company Taxable Income, at least 90%, on an annual basis, our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

Although we completed equity offerings of our Series E Term Preferred Stock and Series D Term Preferred Stock in August 2018 and September 2016, respectively, a common stock offering in May 2017, and initiated our at-the-market program in February 2018, there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•

Senior Securities: We may issue senior securities representing indebtedness (including borrowings under the Credit Facility) and senior securities that are stock (including our Series D Term Preferred Stock and Series E Term Preferred Stock), up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue senior securities representing indebtedness and senior securities which are stock, in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 150% on each such senior security immediately after each issuance of each such senior security. As a result of issuing senior securities (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 150%. If the aggregate fair value of our assets declines, we might be unable to satisfy that 150% requirement. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness, pay dividends on our preferred stock or for offering costs will not be available for distributions to common stockholders. Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that are stock.

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

The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested, and, if we incur additional leverage as permitted by the Small Business Credit Availability Act (the “SBCAA”), this potential will be further magnified. We have incurred leverage in the past and currently incur leverage through the Credit Facility and shares of our mandatorily redeemable preferred stock and, from time to time, may incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities to, banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%

Corresponding return to common stockholder(A)	(18.45)%	(10.65)%	(2.85)%	4.95%	12.75%

(A)

The hypothetical return to common stockholders is calculated by multiplying our total assets as of March 31, 2019 by the assumed rates of return and subtracting all interest on our debt and dividends on our mandatorily redeemable preferred stock expected to be paid or declared during the twelve months following March 31, 2019, and then dividing the resulting difference by our total net assets attributable to common stock as of March 31, 2019. Based on $635.1 million in total assets, $53.0 million in borrowings outstanding on the Credit Facility, at cost, $5.1 million in a secured borrowing, $57.5 million in aggregate liquidation preference of Series D Term Preferred Stock, $74.8 million in aggregate liquidation preference of Series E Term Preferred Stock, and $407.1 million in net assets as of March 31, 2019.

Based on an aggregate outstanding indebtedness of $58.1 million at cost as of March 31, 2019, the effective annual cash interest rate of 5.6% as of that date, and aggregate liquidation preference of our mandatorily redeemable preferred stock of $132.3 million with a weighted-average dividend rate of 6.3%, our investment portfolio at fair value would have to produce an annual return of at least 1.9% to cover annual interest payments on the outstanding debt and dividends on our mandatorily redeemable preferred stock.

A change in interest rates may adversely affect our profitability and hedging arrangements may expose us to additional risks.

We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As a result, a portion of our income will depend upon the spread between the rate at which we borrow funds and the rate at which we loan these funds. An increase or decrease in interest rates could reduce the spread between the rate at which we invest and the rate at which we borrow, and thus, adversely affect our profitability if we have not appropriately hedged against such event. Alternatively, interest rate hedging arrangements may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio.

Ultimately, we expect approximately 90.0% of the loans in our portfolio to be at variable rates determined on the basis of the LIBOR and approximately 10.0% to be at fixed rates. As of March 31, 2019, based on the total principal balance of debt investments outstanding, our portfolio consisted of 97.4% of loans at variable rates with floors and 2.6% at fixed rates.

As of March 31, 2019, we did not have any hedging arrangement, such as interest rate hedges. While hedging arrangements may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to receive payments pursuant to a hedging arrangement is linked to the ability of the counter-party to that hedging arrangement to make the required payments. To the extent that the counter-party to the hedging arrangement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.

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

Risks Related to Our Regulation and Structure

We will be subject to corporate-level tax if we are unable to satisfy the Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must maintain our status as a BDC and meet annual distribution, income source, and asset diversification requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we may receive with respect to debt investments generally create original issue discount (“OID”), which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. As of March 31, 2019, we did not have investments with OID or a PIK feature. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock. Refer to “Business — Material U.S. Federal Income Tax Considerations — RIC Status” for additional information regarding asset coverage ratio and RIC requirements and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Business – Regulatory Compliance” for a discussion of changes to the asset coverage requirements pursuant to the SBCAA.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets, exclusive of Operating Assets, are qualifying assets, as defined in Section 55(a) of the 1940 Act.

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

We may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy the asset coverage tests under the provisions of the 1940 Act that apply to BDCs. As a BDC, we have the ability to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue senior securities representing indebtedness, including borrowing money from banks or other financial institutions, or senior securities that are stock, such as our Series D Term Preferred Stock, and our Series E Term Preferred Stock, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each such incurrence or issuance. Further, we may not be permitted to declare a dividend or make any distribution to our outstanding stockholders or repurchase shares until such time as we satisfy this test. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution. We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Legislation allows us to incur additional leverage under the 1940 Act, distinct from certain of our obligations under our Credit Facility and our two series of mandatorily redeemable preferred stock.

Historically, as a BDC, under the 1940 Act, we were generally required to maintain asset coverage of 200% for senior securities representing indebtedness (i.e., debt) or stock (i.e., preferred stock). On March 23, 2018, President Trump signed into legislation the Consolidated Appropriations Act of 2018, also known as the “omnibus spending package.” Included in Title VIII therein is the SBCAA that includes certain regulations under the federal securities laws impacting BDCs. Among other items, the SBCAA allows a BDC to increase the amount of debt it may incur by modifying the asset coverage percentage from 200% to 150% (subject to specific approval and disclosure requirements).

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities changed from 200% to 150%, effective April 10, 2019, one year after the date of the Board of Director’s approval. Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in us may increase.

Notwithstanding the modified asset coverage leverage ratio under the 1940 Act described above, we are separately subject to a minimum asset coverage requirement of 200% with respect to our Series D Term Preferred Stock. If we drop below the 200% minimum asset coverage requirement, we may under certain circumstances be required to redeem all or a portion of our Series D Term Preferred Stock. Such events, if they were to occur, could have a significant adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Related to Our External Management

We are dependent upon our key management personnel and the key management personnel of the Adviser, particularly David Gladstone, David Dullum and Terry Lee Brubaker, and on the continued operations of the Adviser, for our future success.

We have no employees. Our chief executive officer, chief operating officer, chief financial officer and treasurer, chief valuation officer, and the employees of the Adviser do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, David Dullum and Terry Lee Brubaker for their experience, skills, and networks. Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives.

Our success depends on the Adviser’s ability to attract and retain qualified personnel in a competitive environment.

The Adviser experiences competition in attracting and retaining qualified personnel, particularly investment professionals and senior executives, and we may be unable to maintain or grow our business if we cannot attract and retain such personnel. The Adviser’s ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, its ability to offer competitive wages, benefits and professional growth opportunities. The Adviser competes with investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies for qualified personnel, many of which have greater resources than us. Searches for qualified personnel may divert management’s time from the operation of our business. Strain on the existing personnel resources of the Adviser, in the event that it is unable to attract experienced investment professionals and senior executives, could have a material adverse effect on our business.

The Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Adviser has the right to resign under the Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our common stock may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

The Adviser’s liability is limited under the Advisory Agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

The Adviser has not assumed any responsibility to us other than to render the services described in the Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow the Adviser’s advice or recommendations. Pursuant to the Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser will not be liable to us for their acts under the Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations under the Advisory Agreement. We have agreed to indemnify, defend and protect the Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Advisory Agreement or otherwise as an investment adviser for us, and not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations under the Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

The part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include income that has been accrued but not yet received in cash, such as debt instruments with PIK interest. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. During the years ended March 31, 2019, 2018, and 2017, we did not record any PIK income or any other non-cash income, nor did we collect any PIK interest in cash.

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

The Adviser’s senior management team has substantial responsibilities under the Advisory Agreement. In order to grow, the Adviser will need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively would likely have a material adverse effect on our business, financial condition, results of operations, and cash flows.

There are significant potential conflicts of interest, including with the Adviser, which could impact our investment returns.

Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of the Adviser and Administrator, and the Affiliated Public Funds. In addition, Mr. Brubaker, our vice chairman and chief operating officer, is the vice chairman and chief operating officer of the Adviser and Administrator, and the Affiliated Public Funds. Mr. Dullum, our president, is an executive managing director of the Adviser. While portfolio managers and the officers and other employees of the Adviser will devote as much time to the management of us as appropriate to enable the Adviser to perform its duties in accordance with the Advisory Agreement, the portfolio managers and other of the Adviser’s officers may have conflicts in allocating their time and services among us, on the one hand, and other investment vehicles managed by the Adviser, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the portfolio managers and the officers and employees of the Adviser will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Company or the Affiliated Public Fund with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities it manages. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2019, our Board of Directors has approved the following types of transactions:

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

•

Pursuant to the Co-Investment Order, we may co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing subject to the conditions in the Co-Investment Order.

Certain of our officers, who are also officers of the Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity for one of our portfolio companies, such officer will owe fiduciary duties to stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

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

Our current intention is to distribute up to 100% of our Investment Company Taxable Income to our stockholders by paying monthly distributions. We may retain some or all of our net realized long-term capital gains, if any, and designate them as deemed distributions to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine to distribute these net realized long-term capital gains to our stockholders in cash. In addition, the Credit Facility restricts the amount of distributions we are permitted to make annually. We cannot assure investors that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

Distributions to our common stockholders have included and may in the future include a return of capital.

Our Board of Directors declares monthly common distributions each quarter based on estimates of Investment Company Taxable Income and capital gains for each fiscal year, which may differ, and in the past have differed, from actual results. Because our common distributions are based on estimates of Investment Company Taxable Income and capital gains that may differ from actual results, future common distributions payable to our common stockholders may include a return of capital. To the extent that we distribute amounts that exceed our accumulated earnings and profits, these distributions constitute a return of capital to the extent of the common stockholder’s adjusted tax basis in its shares of our common stock. A return of capital represents a return of a common stockholder’s original investment in shares of our common stock and should not be confused with a distribution from earnings and profits. Although return of capital distributions may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the sale of our common stock by reducing the investor’s tax basis in its shares of our common stock. Such returns of capital reduce our asset base and also adversely impact our ability to raise debt capital as a result of the leverage restrictions under the 1940 Act, which could have a material adverse impact on our ability to make new investments.

Common shares of closed-end investment companies frequently trade at a discount to NAV.

Shares of closed-end investment companies frequently trade at a discount to NAV per common share. Since our inception, our common stock has at times traded above NAV per share and at times below NAV per share. During the past year, our common stock has at times traded significantly below NAV per share. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our common shares will fluctuate with market conditions and other factors. If common shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our common shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the common shares will trade at, below or above our NAV per share.

Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below NAV per share to purchasers other than our existing common stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our common stock is trading below its NAV per share, our dividend yield may exceed the weighted-average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional common shares in such circumstances. Thus, for as long as our common stock may trade below NAV per share, we generally will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Common stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share.

At our most recent annual meeting of stockholders on August 9, 2018, our stockholders approved a proposal designed to allow us to sell shares of our common stock below the then current NAV per share in one or more offerings for a period of one year from the date of such approval, subject to certain conditions (including, that the number of common shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale).

With this and similar previous approvals from our stockholders, we exercised this right with Board of Director approval in March and April 2018 for certain sales under the at-the-market program (Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further details of sales under our at-the-market program.), and in May 2017, when we completed a public offering of 2.1 million shares of our common stock at a public offering price of $9.38 per share, which was below our then current NAV of $9.95 per share. In June 2017, the underwriters partially exercised their over-allotment option and purchased an additional 155,265 shares at the public offering price of $9.38 per share and on the same terms and conditions solely to cover over-allotments. The net dilutive effect of the issuance of common stock from the May and June 2017 offerings, net of discounts, commissions, and offering costs borne by us, below NAV was $0.07 per share of common stock. With prior approval from our stockholders and our Board of Directors, we also issued shares of common stock below our then current NAV per share in public offerings in March and April of 2015 and in October 2012 with a net dilutive effect of such issuances, net of discounts, commissions and offering costs borne by us, of $0.29 and $0.39, respectively, per share of common stock.

At the upcoming annual stockholders meeting to be held in August 2019, we expect that our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has frequently traded, and at times significantly, below NAV per share. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

The terms of our two series of mandatorily redeemable preferred stock provide for annual dividends of $1.5625 and $1.5938 per outstanding share of our Series D Term Preferred Stock and Series E Term Preferred Stock, respectively. In accordance with the 1940 Act and the terms of each of our two series of mandatorily redeemable term preferred stock, if dividends thereon are unpaid in an amount equal to at least two years of dividends, the holders of our preferred stock will be entitled to elect a majority of our Board of Directors.

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

Our Series D Term Preferred Stock and Series E Term Preferred Stock are listed on Nasdaq. However, we cannot provide any assurances that an active trading market for the mandatorily redeemable preferred stock will exist in the future or that stockholders will be able to sell their shares of mandatorily redeemable preferred stock. Even if an active trading market does exist, shares of the mandatorily redeemable preferred stock may trade at a discount from the liquidation preference for such shares depending on prevailing interest rates, the market for similar securities, general economic conditions, our issuance of debt or preferred equity securities and our financial condition, results of operation and prospects.

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

Our series of mandatorily redeemable preferred stock are not rated by any rating agency. Unrated securities usually trade at a discount to similar, rated securities. As a result, the series of mandatorily redeemable preferred stock may trade at prices that are lower than they might otherwise trade if rated by a rating agency.

Our mandatorily redeemable preferred stock bears a risk of early redemption by us.

We may voluntarily redeem some or all of the Series D Term Preferred Stock at any time, and the Series E Term Preferred Stock on or after August 31, 2020. We also may be forced to redeem some or all of the outstanding shares of mandatorily redeemable preferred stock to meet regulatory requirements or the asset coverage requirements of such shares. We are also required to redeem all of the mandatorily redeemable preferred stock upon certain change of control transactions. Any such redemption may occur at a time that is unfavorable to holders of the affected series of mandatorily redeemable preferred stock. We may have an incentive to redeem a series of mandatorily redeemable preferred stock voluntarily before the mandatory redemption date for such series if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on such series of mandatorily redeemable preferred stock or for other reasons. If we redeem shares of the mandatorily redeemable preferred stock before the mandatory redemption date for such series of mandatorily redeemable preferred stock, the holders of such redeemed shares face the risk that the return on an investment purchased with proceeds from such redemption may be lower than the return previously obtained from the investment in the mandatorily redeemable preferred stock.

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

We may be unable to pay dividends on the series of mandatorily redeemable preferred stock under some circumstances. The terms of our indebtedness, including the Credit Facility, preclude the payment of dividends in respect of equity securities, including the mandatorily redeemable preferred stock, under certain conditions.

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

Maintaining our network security is of critical importance because our systems store highly confidential financial models and portfolio company information. Although we have implemented, and will continue to implement, security measures, our technology platform may be vulnerable to intrusion, computer viruses or similar disruptive problems caused by cyber-attacks. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources or those of our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships or those of our portfolio companies. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, any such incident, disruption or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our and our Adviser’s reputations, resulting in a loss of confidence in our services and our Adviser’s services, which could adversely affect our business.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. Refer to “Risk Factors — Risks Related to Our Investments — Portfolio company-related litigation or other litigation or claims against us or our personnel could result in costs, including defense costs or damages, and the diversion of management time and resources” for additional information. While we do not expect that the resolution of these matters, if they arise, would materially affect our business, financial condition, results of operations or cash flows, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on Nasdaq under the symbol “GAIN.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the Nasdaq, the intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through May 10, 2019.

	Quarter Ended/ Ending			Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
		NAV(A)		High	Low
Fiscal Year ended March 31, 2018:	6/30/2017		$9.88	$9.84	$8.90	(0)%	(10)%	$0.2520	(C)
	9/30/2017		10.10	9.84	9.04	(3)	(10)	0.1920
	12/31/2017		10.37	11.50	9.48	11	(9)	0.2550	(C)
	3/31/2018		10.85	11.42	9.00	5	(17)	0.1950
Fiscal Year ended March 31, 2019:	6/30/2018		$11.57	$12.26	$9.81	6%	(15)%	$0.2610	(C)
	9/30/2018		12.30	12.15	10.95	(1)	(11)	0.2010
	12/31/2018		12.53	11.50	8.70	(8)	(31)	0.2640	(C)
	3/31/2019		12.40	12.07	9.23	(3)	(26)	0.2040
Fiscal Year ending March 31, 2020:	6/30/2019 (through May 10, 2019)	$	*	$12.70	$11.67	*	*	$0.2940	(C)

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

(C)

Includes a $0.06 per common share supplemental distribution paid in each of June 2017 and 2018 and December 2017 and 2018, and a $0.09 per common share supplemental distribution to be paid in June 2019.

*	Not yet available, as the NAV per share as of the end of this quarter has not yet been finalized.

As of May 10, 2019, there were 23 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”

Distributions

We generally intend to distribute, in the form of cash distributions, up to 100% of our Investment Company Taxable Income, if any, to our stockholders in the form of monthly distributions. We may retain some or all of our net realized long-term capital gains, if any, and designate them as a deemed distribution to supplement our equity capital and support the growth of our portfolio, but we may also distribute all or a portion of such gains to stockholders in cash. For the year ended March 31, 2019, we elected to retain $50.0 million, or $1.52 per common share, of net long-term capital gains and to designate the retained amount as deemed distributions to common stockholders. As a result, each common stockholder will (i) be required to report their pro rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro rata share of federal tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. We incurred $10.5 million, or $0.32 per common share, of federal taxes on behalf of common stockholders for the year ended March 31, 2019.

The Credit Facility also generally restricts distributions on our common stock to the sum of certain amounts, including, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code.

Recent Sales of Unregistered Securities

We did not sell any unregistered shares of stock during the fiscal year ended March 31, 2019.

Purchases of Equity Securities

We did not repurchase any shares of our stock during the fourth quarter ended March 31, 2019.

Stock Performance Graph

The following graph shows the total stockholder return on an investment of $100 in cash on March 31, 2014 for (i) our common stock, (ii) the Nasdaq’s 100 Total Return index (“Nasdaq 100 TR”), (iii) the Russell 1000 Total Return index (“Russell 1000 TR”) and (iv) the Wells Fargo BDC Total Return index (“WF BDC TR”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.

The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

	GAIN	Nasdaq 100 TR	Russell 1000 TR	WF BDC TR
3/31/2014	$100.00	$100.00	$100.00	$100.00
3/31/2015	99.22	122.03	112.73	97.55
3/31/2016	104.01	127.82	113.30	93.25
3/31/2017	147.26	156.93	133.05	119.01
3/31/2018	179.40	192.05	151.64	108.20
3/31/2019	224.16	217.71	164.64	118.64

Fees and Expenses

The following table is intended to assist stockholders in understanding the costs and expenses that common stockholders will bear directly or indirectly. The percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, common stockholders will indirectly bear such fees or expenses as investors in the Company. The following annualized percentages were calculated based on actual expenses incurred in the quarter ended March 31, 2019 and average net assets for the quarter ended March 31, 2019. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)(1)		— %
Offering expenses (as a percentage of offering price)(1)		— %
Dividend reinvestment plan expenses (per sales transaction fee)(2)	Up to $	25 Transaction fee
Total stockholder transaction expenses (as a percentage of offering price)(1)		— %
Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base management fee(4)		3.06%
Loan servicing fee(5)		1.64%
Incentive fees (20% of realized capital gains and 20% of pre-incentive fee net investment income)(6)		3.32%
Interest payments on borrowed funds(7)		1.29%
Dividend expense on mandatorily redeemable preferred stock(8)		2.21%
Other expenses(9)		1.16%

Total annual expenses(10)		12.68%

(1)

The amounts set forth in the table above do not reflect the impact of any sales load or other offering expenses borne by the Company and its common stockholders. If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the offering price and the estimated offering expenses and total stockholder transaction expenses borne by the Company and its common stockholders as a percentage of the offering price. In the event that shares of our common stock are sold to or through underwriters, the applicable prospectus or prospectus supplement will also disclose the applicable sales load.

(2)

The expenses of the dividend reinvestment plan, if any, are included in stock record expenses, a component of “Other expenses.” If a participant elects by written notice to the plan agent prior to termination of his or her account to have the plan agent sell part or all of the shares held by the plan agent in the participant’s account and remit the proceeds to the participant, the plan agent is authorized to deduct a transaction fee, plus per share brokerage commissions, from the proceeds. The participants in the dividend reinvestment plan will also bear a transaction fee, plus per share brokerage commissions incurred with respect to open market purchases, if any. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions and Dividends to Stockholders—Dividend Reinvestment Plan” for information on the dividend reinvestment plan.

(3)	The percentages presented in this table are gross of credits to any fees.
(4)

The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective period and adjusted appropriately for any share issuances or repurchases during the period. In accordance with the requirements of the SEC, the table above shows our base management fee as a percentage of average net assets attributable to common stockholders. For purposes of the table, the annualized base management fee has been converted to 3.06% of the average net assets for the quarter ended March 31, 2019 by dividing the total annualized amount of the base management fee by our average net assets for the quarter ended March 31, 2019. The base management fee for the quarter ended March 31, 2019 before application of any credits was $3.1 million.

Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily related to the valuation of portfolio companies. For the quarter ended March 31, 2019, $0.7 million of these fees were non-contractually, unconditionally and irrevocably credited against the base management fee. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.
(5)

The Adviser services the loans held by Business Investment (the borrower under the Credit Facility, in return for which the Adviser receives a 2.0% annual loan servicing fee based on the monthly aggregate balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (less any uninvested cash or cash equivalents resulting from borrowings) during any given calendar year, we treat payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally and irrevocably credited back to us by the Adviser. The loan servicing fee for the three months ended March 31, 2019 was $1.7 million. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.

(6)

The incentive fee payable to the Adviser under the Advisory Agreement consists of two parts: an income-based fee and a capital gains-based fee. The income-based incentive fee is payable quarterly in arrears, and equals 20% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly hurdle rate of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period, subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate (or 2.1875%) in any calendar quarter (8.75% annualized). The catch-up provision is meant to provide our Adviser with 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125% of the quarterly hurdle rate in any calendar quarter. For the three months ended March 31, 2019, the income-based incentive fee was $1.3 million.

The capital gains-based incentive fee equals 20% of our net realized capital gains in excess of unrealized depreciation since our inception, if any, computed as all realized capital gains net of all realized capital losses and unrealized capital depreciation since our inception, less any prior payments, measured at the end of each calendar year and payable at the end of each fiscal year. During the three months ended March 31, 2019, we recorded capital gains-based incentive fees of $2.1 million in accordance with GAAP, which were not contractually due under the terms of the Advisory Agreement.

No credits were applied to the incentive fee for the three months ended March 31, 2019; however, the Adviser may credit such fee in the future.

Examples of how the incentive fee would be calculated are as follows:

•	Assuming pre-incentive fee net investment income of 0.55%, there would be no income-based incentive fee because such income would not exceed the hurdle rate of 1.75%.

•	Assuming pre-incentive fee net investment income of 2.00%, the income-based incentive fee would be as follows:

= 100.0% × (2.00% - 1.75%)

= 0.25%

•	Assuming pre-incentive fee net investment income of 2.30%, the income-based incentive fee would be as follows:

= (100.0% × (“catch-up”: 2.1875% - 1.75%)) + (20.0% × (2.30% - 2.1875%))

= (100.0% × 0.4375%) + (20.0% × 0.1125%)

= 0.4375% + 0.0225%

= 0.46%

•	Assuming net realized capital gains of 6% and realized capital losses and unrealized capital depreciation of 1%, the capital gains-based incentive fee would be as follows:

= 20.0% × (6.0% - 1.0%)

= 20.0% × 5.0%

= 1.0%

For a more detailed discussion of the calculation of the two-part incentive fee, including the capital gains-based incentive fee calculation under GAAP, see “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement.”

(7)

Includes amortization of deferred financing costs. As of March 31, 2019, we had $53.0 million in borrowings outstanding under our Credit Facility and $5.1 million of secured borrowings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Line of Credit” for additional information regarding the Credit Facility.

(8)

Includes dividends paid on our Series D Term Preferred Stock and Series E Term Preferred Stock and amortization of deferred financing costs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity—Term Preferred Stock” for additional information.

(9)

Includes our overhead expenses, including payments under the Administration Agreement based on our projected allocable portion of overhead and other expenses estimated to be incurred by our Administrator in performing its obligations under the Administration Agreement for the current fiscal year. See “Item 1. Business—Transactions with Related Parties—Administration Agreement” for additional information.

(10)

Total annualized gross expenses, based on actual amounts incurred for the three months ended March 31, 2019 (except as set forth in footnote 9), would be $52.0 million. After all non-contractual, unconditional, and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee and the loan servicing fee, total annualized expenses after fee credits, based on actual amounts incurred for the three months ended March 31, 2019 (except as set forth in footnote 9), would be $42.6 million or 10.39% as a percentage of net assets.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above. The example below and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. Dollar amounts in the table below are not in thousands.

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income(1)(2)	$98	$281	$446	$794
assuming a 5% annual return consisting entirely of capital gains(2)(3)	$107	$304	$478	$835

(1)

For purposes of this example, we have assumed that the entire amount of the assumed 5.0% annual return would constitute ordinary income. While we recorded capital gains-based incentive fees of $2.1 million during the three months ended March 31, 2019 in accordance with GAAP, these fees were not contractually due under the terms of the Advisory Agreement. Because the assumed 5.0% annual return is significantly below the hurdle rate of 7.0% (annualized) that we must achieve under the Advisory Agreement to trigger the payment of an income-based incentive fee, we have assumed, for purposes of this example, that no income-based incentive fee would be payable if we realized a 5.0% annual return.

(2)

While the example assumes reinvestment of all distributions at NAV per share, participants in the dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the distribution, and this price per share may differ from NAV per share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Distributions and Dividends to Stockholders— Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.

(3)

For purposes of this example, we have assumed that the entire amount of the assumed 5.0% annual return would constitute capital gains and that no accumulated capital losses or unrealized depreciation would have to be overcome first before a capital gains-based incentive fee is payable.

Senior Securities

Information about our senior securities is shown in the following table as of the end of each of our last ten fiscal years. The annual information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. PricewaterhouseCoopers LLP’s report on the senior securities table as of March 31, 2019 is attached as an exhibit to this Annual Report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
7.125% Series A Cumulative Term Preferred Stock(5)
March 31, 2019	—	N/A	—	N/A
March 31, 2018	—	N/A	—	N/A
March 31, 2017	—	N/A	—	N/A
March 31, 2016	$40,000,000	$2,214	$25.00	$25.60
March 31, 2015	40,000,000	2,301	25.00	25.78
March 31, 2014	40,000,000	2,978	25.00	26.53
March 31, 2013	40,000,000	2,725	25.00	26.92
March 31, 2012	40,000,000	2,676	25.00	24.97
6.75% Series B Cumulative Term Preferred Stock(6)
March 31, 2019	—	N/A	—	N/A
March 31, 2018	$41,400,000	$2,373	$25.00	$25.20
March 31, 2017	41,400,000	2,356	25.00	26.00
March 31, 2016	41,400,000	2,214	25.00	24.43
March 31, 2015	41,400,000	2,301	25.00	25.38
6.50% Series C Cumulative Term Preferred Stock due 2022(7)
March 31, 2019	—	N/A	—	N/A
March 31, 2018	40,250,000	$2,373	$25.00	$25.33
March 31, 2017	40,250,000	2,356	25.00	25.64
March 31, 2016	40,250,000	2,214	25.00	23.92
6.25% Series D Cumulative Term Preferred Stock due 2023(8)
March 31, 2019	$57,500,000	$3,091	$25.00	$25.38
March 31, 2018	57,500,000	2,373	25.00	25.22
March 31, 2017	57,500,000	2,356	25.00	25.43
6.375% Series E Cumulative Term Preferred Stock due 2025(9)
March 31, 2019	$74,750,000	$3,091	$25.00	$25.55
Revolving credit facilities
March 31, 2019	$53,000,000	$9,976	—	N/A
March 31, 2018	107,000,000	5,257	—	N/A
March 31, 2017	69,700,000	6,613	—	N/A
March 31, 2016	95,000,000	4,838	—	N/A
March 31, 2015	118,800,000	2,301	—	N/A
March 31, 2014	61,250,000	2,978	—	N/A
March 31, 2013	31,000,000	2,725	—	N/A
March 31, 2012	—	N/A	—	N/A
March 31, 2011	—	N/A	—	N/A
March 31, 2010	27,800,000	2,814	—	N/A

Short-term loan
March 31, 2019	—	N/A	—	N/A
March 31, 2018	—	N/A	—	N/A
March 31, 2017	—	N/A	—	N/A
March 31, 2016	—	N/A	—	N/A
March 31, 2015	—	N/A	—	N/A
March 31, 2014	—	N/A	—	N/A
March 31, 2013	$58,016,000	$2,725	—	N/A
March 31, 2012	76,005,000	2,676	—	N/A
March 31, 2011	40,000,000	5,344	—	N/A
March 31, 2010	75,000,000	2,814	—	N/A
Secured borrowings(10)
March 31, 2019	$5,095,785	$9,976	—	N/A
March 31, 2018	5,095,785	5,257	—	N/A
March 31, 2017	5,095,785	6,613	—	N/A
March 31, 2016	5,095,785	4,838	—	N/A
March 31, 2015	5,095,785	2,301	—	N/A
March 31, 2014	5,000,000	2,978	—	N/A
March 31, 2013	5,000,000	2,725	—	N/A

(1)	Total amount of each class of senior securities outstanding as of the dates presented.
(2)

Asset coverage is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness (including interest payable and guaranties). Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)

Only applicable to our Term Preferred Stock because the other senior securities are not registered for public trading. Average market value per unit is the average of the closing price of the shares on Nasdaq during the last 10 trading days of the period.

(5)	Our Series A Term Preferred Stock was issued in March 2012 and redeemed in September 2016.
(6)	Our Series B Term Preferred Stock was issued in November 2014 and redeemed in August 2018.
(7)	Our Series C Term Preferred Stock was issued in May 2015 and redeemed in August 2018.
(8)	Our Series D Term Preferred Stock was issued in September 2016.
(9)	Our Series E Term Preferred Stock was issued in August 2018.
(10)

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our secured second lien term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. Accounting Standards Codification Topic 860, “Transfers and Servicing” requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our Consolidated Statements of Assets and Liabilities reflect the entire secured second lien term debt investment in Ginsey and a corresponding $5.1 million secured borrowing liability. The secured borrowing has a stated fixed interest rate of 7.0% and a maturity date of January 3, 2021.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data as of and for the fiscal years ended March 31, 2019, 2018, 2017, 2016, and 2015, are derived from our accompanying audited Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our accompanying audited Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

	Year Ended March 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Total investment income	$59,663	$58,355	$51,875	$50,955	$41,643
Total expenses, net of credits from Adviser	52,122	36,395	29,453	30,239	21,746

Net investment income	7,541	21,960	22,422	20,716	19,897

Net realized and unrealized gain, net of taxes on deemed distribution of long-term capital gains	74,049	38,727	22,341	4,138	30,317

Net increase in net assets resulting from operations	$81,590	$60,687	$44,763	$24,854	$50,214

Per Common Share Data:
Net increase in net assets resulting from operations per common share — basic and diluted(A)	$2.49	$1.88	$1.48	$0.82	$1.88
Net investment income per common share — basic and diluted(A)	0.23	0.68	0.74	0.68	0.75
Cash distributions declared per common share(B)	0.93	0.89	0.75	0.75	0.77

Statement of Assets and Liabilities Data:
Total assets	$635,100	$610,899	$515,195	$506,260	$483,521
Net assets	407,110	354,200	301,082	279,022	273,429
Net asset value per common share	12.40	10.85	9.95	9.22	9.18
Common shares outstanding	32,822,459	32,653,635	30,270,958	30,270,958	29,775,958
Weighted common shares outstanding — basic and diluted	32,807,597	32,268,776	30,270,958	30,268,253	26,665,821
Senior Securities Data:
Total borrowings, at cost(C)	$58,096	$112,096	$74,796	$100,096	$123,896
Mandatorily redeemable preferred stock(D)	132,250	139,150	139,150	121,650	81,400

(A)	Per share data is based on the weighted-average common stock outstanding for both basic and diluted.
(B)

The tax character of distributions is determined on an annual basis. For further information on the estimated character of our distributions to common stockholders, refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(C)	Includes borrowings under the Credit Facility and other secured borrowings, as applicable.
(D)	Represents the total liquidation preference of our mandatorily redeemable preferred stock.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA (Continued)

	Year Ended March 31,
Other Unaudited Data:	2019	2018	2017	2016	2015
Number of portfolio companies	30	33	35	36	34
Average size of portfolio company investment, at cost	$19,656	$17,723	$15,005	$14,392	$14,861
Principal amount of new investments	57,761	59,424	54,370	69,380	108,197
Proceeds from loan repayments and investments sold	154,651	39,859	68,825	44,582	11,260
Weighted-average yield on investments, excluding loans on non-accrual status(A)	13.04%	13.06%	12.65%	12.62%	12.60%
Weighted-average yield on investments, including loans on non-accrual status(B)	11.80	12.35	12.44	12.33	12.12
Total return(C)	24.95	21.82	41.58	4.82	11.96

(A)

Weighted-average yield on investments, excluding loans on non-accrual status, equals interest income earned on investments divided by the weighted-average interest-bearing principal balance throughout the fiscal year.

(B)

Weighted-average yield on investments, including loans on non-accrual status, equals interest income earned on investments divided by the weighted-average total principal balance throughout the fiscal year.

(C)

Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, assuming reinvestment of dividends on our common stock in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto contained elsewhere in this Annual Report. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition, results of operations or percentage relationships for any future periods. Except per share amounts, dollar amounts included herein are in thousands unless otherwise indicated.

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act. For U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. In order to continue to qualify as a RIC for U.S. federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements.

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally, in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2019, our investment portfolio was made up of 75.1% in debt securities and 24.9% in equity securities, at cost.

We focus on investing in Lower Middle Market businesses in the U.S. that meet certain criteria, including the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the portfolio company, reasonable capitalization of the portfolio company, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the portfolio company, a public offering of the portfolio company’s stock or, to a lesser extent, by exercising our right to require the portfolio company to repurchase our warrants, as applicable, though there can be no assurance that we will always have these rights. We invest in portfolio companies that need funds for growth capital, to finance acquisitions, including management buyouts, or to recapitalize or, to a lesser extent, refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the year ended March 31, 2019, we exited five portfolio companies with a combined fair value prior to their exits of $131.4 million, and invested $57.8 million in two new portfolio companies, resulting in a net reduction of three companies in our portfolio, which was comprised of 30 companies as of March 31, 2019. From our initial public offering in June 2005 through March 31, 2019, we made investments in 49 companies, excluding investments in syndicated loans, for a total of approximately $1 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2019, we had unrecognized, contractual success fees of $30.1 million, or $0.92 per common share. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

From inception through March 31, 2019, we completed sales of 16 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $185.9 million in net realized gains and $23.4 million in other income upon exit, for a total increase to our net assets of $209.3 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 16 liquidity events have offset any realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 70.0% from March 2011 through March 31, 2019, and allowed us to declare and pay a $0.03 per common share supplemental distribution in fiscal year 2012, a $0.05 per common share supplemental distribution in November 2013, a $0.05 per common share supplemental distribution in December 2014, and a $0.06 per common share supplemental distribution in each of June 2017, December 2017, June 2018, and December 2018.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to August 2021, and currently have a total commitment amount of $200.0 million (with a potential total commitment of $300.0 million through additional commitments of new or existing lenders). During the year ended March 31, 2019, we sold 168,824 shares of our common stock under our at-the-market program for gross proceeds of approximately $1.9 million. During the year ended March 31, 2018, we sold 127,412 shares of our common stock under our at-the-market program for gross proceeds of approximately $1.3 million. Additionally, we issued approximately 2.3 million shares of common stock for gross proceeds of $21.2 million in May 2017, inclusive of the June 2017 over-allotment, and approximately 3.0 million shares of our Series E Term Preferred Stock for gross proceeds of $74.8 million in August 2018. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock, including our at-the-market program, and mandatorily redeemable preferred stock.

Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On March 31, 2019, the closing market price of our common stock was $11.60 per share, which represented a 6.5% discount to our March 31, 2019 NAV per share of $12.40. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then existing stockholders pursuant to a rights offering.

At our 2018 Annual Meeting of Stockholders held on August 9, 2018, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This August 2018 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings at a price below the then current NAV per share, once in May 2017, once in March 2015, and once in October 2012. Certain sales under the at-the-market program in March 2018 and April 2018 were also below the then current estimated NAV per share. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act, as amended) of at least 150% on each of our senior securities representing indebtedness and our senior securities that are stock (such as our two series of term preferred stock).

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities changed from 200% to 150% effective April 10, 2019, one year after the date of the Board of Directors’ approval. Under the 200% asset coverage standard prior to April 10, 2019, we were able to borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Starting from April 10, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a minimum asset coverage requirement of 200% with respect to our Series D Term Preferred Stock.

As of March 31, 2019, our asset coverage ratio on our senior securities representing indebtedness was 997.6% and our asset coverage on our senior securities that are stock (our Series D Term Preferred Stock and our Series E Term Preferred Stock) was 309.1%.

Investment Highlights

For the fiscal year ended March 31, 2019, and inclusive of non-cash transactions, we invested $57.8 million in two new portfolio companies, received $175.8 million in proceeds from repayments and sales, and extended $54.3 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and additions to equity, as applicable.

Investment Activity

During the fiscal year ended March 31, 2019, the following significant transactions occurred:

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

•

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

•

In March 2019, we restructured our existing second lien term loans and delayed draw term loan to The Mountain Corporation (“The Mountain”) with a total cost basis of $21.7 million into a new $11.7 million second lien term loan, which resulted in a realized loss of $10.0 million. The new term loan has a stated interest rate of LIBOR + 4.0% and matures in April 2024. In addition, we extended a new $2.9 million first lien line of credit to The Mountain of which $2.5 million was outstanding as of March 31, 2019. The line of credit has a stated interest rate of LIBOR + 5.0% and matures in April 2020.

The following significant investment activity occurred subsequent to March 31, 2019. Also refer to Note 15 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

•

In April 2019, we sold our investment in Tread Corporation (“Tread”), which had a cost basis and fair value of $7.7 million and $4.4 million, respectively, as of March 31, 2019. In connection with the sale, we received net cash proceeds of $4.4 million, including the repayment of our debt investment of $3.2 million at par.

•

In April 2019, we sold our investment in Jackrabbit, Inc., which had a cost basis and fair value of $14.7 million and $19.2 million, respectively, as of March 31, 2019. In connection with the sale, we received net cash proceeds of $19.7 million, including the repayment of our debt investment of $11.0 million at par.

•	In April and May 2019, we extended a line of credit to J.R. Hobbs with a total commitment amount of $10.0 million at a stated interest rate of LIBOR + 10.25%, which matures in October 2019.

Recent Developments

Distributions and Dividends

In April 2019, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
April 22, 2019	April 30, 2019	$0.068		$0.13020833	$0.13281250
May 22, 2019	May 31, 2019	0.068		0.13020833	0.13281250
June 5, 2019	June 14, 2019	0.090	(A)	—	—
June 19, 2019	June 28, 2019	0.068		0.13020833	0.13281250

Total for the Quarter:		$0.294		$0.39062499	$0.39843750

(A)	Represents a supplemental distribution to common stockholders.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2019 to the Fiscal Year Ended March 31, 2018

	For the Fiscal Years Ended March 31,
	2019	2018	$ Change	% Change
INVESTMENT INCOME
Interest income	$49,632	$48,799	$833	1.7%
Dividend, success fee, and other income	10,031	9,556	475	5.0

Total investment income	59,663	58,355	1,308	2.2

EXPENSES
Base management fee	12,752	10,796	1,956	18.1
Loan servicing fee	6,827	6,277	550	8.8
Incentive fee	22,254	10,648	11,606	109.0
Administration fee	1,312	1,087	225	20.7
Interest and dividend expense	14,894	13,039	1,855	14.2
Amortization of deferred financing costs and discounts	1,610	1,468	142	9.7
Other	4,809	3,031	1,778	58.7

Expenses before credits from Adviser	64,458	46,346	18,112	39.1
Credits to fees from Adviser	(12,336)	(9,951)	(2,385)	24.0

Total expenses, net of credits to fees	52,122	36,395	15,727	43.2

NET INVESTMENT INCOME	7,541	21,960	(14,419)	(65.7)

REALIZED AND UNREALIZED GAIN (LOSS), NET OF TAXES
Net realized gain on investments	68,556	1,336	67,220	NM
Taxes on deemed distribution of long-term capital gains	(13,500)	—	(13,500)	NM
Net realized loss on other	(1,687)	—	(1,687)	NM
Net unrealized appreciation of investments	20,180	37,891	(17,711)	(46.7)
Net unrealized depreciation (appreciation) of other	500	(500)	1,000	(200.0)

Net realized and unrealized gain, net of taxes on deemed distribution of long-term capital gains	74,049	38,727	35,322	91.2

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$81,590	$60,687	$20,903	34.4%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.23	$0.68	$(0.45)	(66.2)%

Net increase in net assets resulting from operations	2.49	1.88	0.61	32.4

NM = Not Meaningful

Investment Income

Total investment income increased by 2.2% for the year ended March 31, 2019 as compared to the prior year. This increase was due to increases in both interest income and dividend, success fee, and other income.

Interest income from our investments in debt securities increased 1.7% for the year ended March 31, 2019 as compared to the prior year. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2019 was $380.2 million, compared to $373.4 million during the prior year. This increase was primarily due to the origination of $44.3 million of new debt investments and $51.7 million of follow-on debt investments to existing portfolio companies and $16.5 million of loans placed back on accrual status after March 31, 2018, partially offset by the pay-off or restructure of $65.3 million of debt investments and $68.3 million of loans placed on non-accrual status, and their respective impact on the weighted-average principal balance when considering the timing of new investments, pay-offs, restructures, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 13.0% and 13.1% for the year ended March 31, 2019 and 2018, respectively. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At March 31, 2019, certain of our loans to B-Dry, LLC (“B-Dry”), Meridian Rack & Pinion, Inc. (“Meridian”), The Mountain, PSI Molded Plastics, Inc. (“PSI Molded”), and SOG were on non-accrual status, with an aggregate debt cost basis of $68.3 million. At March 31, 2018, certain of our loans to two portfolio companies, Alloy Die Casting (“ADC”) and Tread, were on non-accrual status, with an aggregate debt cost basis of $15.6 million.

Dividend, success fee, and other income for the year ended March 31, 2019 increased 5.0% from the prior year. During the year ended March 31, 2019, dividend, success fee, and other income primarily consisted of $3.9 million of dividend income and $6.1 million of success fee income. During the year ended March 31, 2018, dividend, success fee, and other income primarily consisted of $4.2 million of dividend income and $5.3 million of success fee income.

The following table lists the fair value and investment income for our five largest portfolio company investments, at fair value, as of the end and during the respective fiscal years:

	As of March 31, 2019		Year Ended March 31, 2019
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Nth Degree, Inc.	$60,249	9.7%	$5,139	8.6%
J.R. Hobbs Co. – Atlanta, LLC	53,822	8.6	4,317	7.2
Brunswick Bowling Products, Inc.	41,448	6.6	2,535	4.3
Counsel Press, Inc.	40,220	6.4	3,396	5.7
Pioneer Square Brands, Inc.	32,060	5.1	3,157	5.3

Subtotal — five largest investments	227,799	36.4	18,544	31.1
Other portfolio companies	396,373	63.6	41,079	68.9

Total investment portfolio	$624,172	100.0%	$59,623	100.0%

	As of March 31, 2018		Year Ended March 31, 2018
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Cambridge Sound Management, Inc.(A)	$42,178	7.0%	$3,383	5.8%
Nth Degree, Inc.	39,714	6.6	2,636	4.5
J.R. Hobbs Co. – Atlanta, LLC	35,480	5.9	3,386	5.8
Brunswick Bowling Products, Inc.	34,315	5.7	2,239	3.8
ImageWorks Display and Marketing Group, Inc.(B)	31,722	5.3	1,080	1.9

Subtotal — five largest investments	183,409	30.5	12,724	21.8
Other portfolio companies	415,738	69.5	45,610	78.2

Total investment portfolio	$599,147	100.0%	$58,334	100.0%

(A)	Investment exited subsequent to March 31, 2018.
(B)	New investment during the applicable year.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 43.2% for the year ended March 31, 2019, as compared to the prior year, primarily due to an increase in the capital gains-based incentive fee, the base management fee, interest and dividend expense, and other expenses.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $17.8 million and $4.4 million during the year ended March 31, 2019 and March 31, 2018, respectively, which were not contractually due under the terms of the Advisory Agreement. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased for the year ended March 31, 2019, as compared to the prior year, as the increase in net assets, which drives the hurdle rate, more than offset the increase in pre-incentive fee net investment income during the respective periods.

The base management fee increased for the year ended March 31, 2019, as compared to the prior year, as average total assets increased over the respective periods as a result of an increase in investments at fair value.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2019	2018
Average total assets subject to base management fee(A)	$637,600	$539,800
Multiplied by annual base management fee of 2.0%	2.0%	2.0%

Base management fee(B)	12,752	10,796
Credits to fees from Adviser — other(B)	(5,509)	(3,674)

Net base management fee	$7,243	$7,122

Loan servicing fee(B)	$6,827	$6,277
Credits to base management fee — loan servicing fee(B)	(6,827)	(6,277)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$4,419	$6,249
Incentive fee – capital gains-based(C)	17,835	4,399

Total incentive fee(B)	22,254	10,648
Credits to fees from Adviser — other(B)	—	—

Net total incentive fee	$22,254	$10,648

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

Interest and dividend expense increased 14.2% during the year ended March 31, 2019, as compared to the prior year, primarily due to an increase in interest expense as a result of a higher weighted-average balance outstanding on the Credit Facility and slightly higher costs of borrowings under the Credit Facility as the increase in LIBOR more than offset the reduced interest rate margin after the amendment of the Credit Facility in August 2018. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the year ended March 31, 2019 was 5.9%, as compared to 5.4% in the prior year. The weighted-average balance outstanding on the Credit Facility during the year ended March 31, 2019 was $97.9 million, as compared to $67.8 million in the prior year. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility. Refer to “Liquidity and Capital Resources – Equity – Term Preferred Stock” for further discussion of the mandatorily redeemable preferred stock.

Other expenses increased 58.7% primarily due to an increase in bad debt expense of $1.4 million largely driven by accrual status changes in the current year.

Realized and Unrealized Gain (Loss), net of Taxes

Net Realized Gain on Investments

During the year ended March 31, 2019, we recorded net realized gains on investments of $68.6 million, primarily related to a $65.7 million realized gain from the exit of Cambridge, a $13.8 million realized gain from the exit of Drew Foam, a $13.0 million realized gain from the exit of Logo, and a $5.4 million realized gain from the exit of Star Seed, partially offset by a $10.0 million realized loss from the restructure of our debt investments in The Mountain, a $10.0 million realized loss from the restructure of our debt investments in SOG, a $7.7 million realized loss from the exit of our equity investment in CCE and a $3.6 million realized loss from the exit of NDLI. During the year ended March 31, 2018, we recorded a net realized gain on investments of $1.3 million, primarily related to a $1.0 million realized gain from the exit of Mitchell Rubber Products, Inc. (“Mitchell”).

Taxes on Deemed Distribution of Long-Term Capital Gains

For the year ended March 31, 2019, we elected to retain $50.0 million of long-term capital gains and to treat them as deemed distributions to common stockholders. We incurred $10.5 million of federal taxes on behalf of common stockholders for the year ended March 31, 2019. In addition, we recorded a reserve for uncertain tax positions related to potential Virginia state tax exposure related to the deemed distribution of $3.0 million for the year ended March 31, 2019. Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

Net Realized Loss on Other

During the year ended March 31, 2019, we recorded a net realized loss on other of $1.7 million which primarily related to unamortized deferred issuance costs written off upon the redemption of our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock”) and 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock”) in August 2018. There were no realized gains or losses on other during the year ended March 31, 2018.

Net Unrealized Appreciation of Investments

During the year ended March 31, 2019, we recorded net unrealized appreciation of investments of $20.2 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2019 were as follows:

	Year Ended March 31, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$66,012	$25,533	$(47,211)	$44,334
Nth Degree, Inc.	—	20,534	—	20,534
Alloy Die Casting Co.	—	12,287	—	12,287
Counsel Press, Inc.	—	10,417	—	10,417
Brunswick Bowling Products, Inc.	—	7,132	—	7,132
SBS Industries, LLC	—	6,990	—	6,990
Jackrabbit, Inc.	—	5,680	—	5,680
Old World Christmas, Inc.	—	5,498	—	5,498
Schylling, Inc.	—	4,256	—	4,256
Star Seed, Inc.	5,523	5,400	(6,865)	4,058
Logo Sportswear, Inc.	13,013	2,795	(11,906)	3,902
J.R. Hobbs Co. – Atlanta, LLC	—	3,342	—	3,342
Ginsey Home Solutions, Inc.	—	3,289	—	3,289
Educators Resource, Inc.	—	1,462	—	1,462
Funko Acquisition Holdings, LLC	962	694	(450)	1,206
Pioneer Square Brands, Inc.	—	1,160	—	1,160
NDLI, Inc.	(3,606)	—	3,600	(6)
Drew Foam Companies, Inc.	14,047	—	(14,755)	(708)
Country Club Enterprises, LLC	(7,726)	(92)	6,727	(1,091)
Edge Adhesives Holdings, Inc.	—	(1,682)	—	(1,682)
D.P.M.S., Inc.	—	(1,913)	—	(1,913)
Tread Corporation	—	(2,195)	—	(2,195)
Meridian Rack & Pinion, Inc.	—	(3,024)	—	(3,024)
B-Dry, LLC	—	(3,932)	—	(3,932)
Bassett Creek Restoration, Inc.	—	(4,900)	—	(4,900)
The Mountain Corporation	(10,000)	(6,622)	10,000	(6,622)
SOG Specialty Knives & Tools, LLC	(10,000)	(7,525)	9,635	(7,890)
PSI Molded Plastics, Inc.	—	(13,743)	—	(13,743)
Other, net (<$1.0 million, net)	331	564	—	895

Total	$68,556	$71,405	$(51,225)	$88,736

The primary drivers of net unrealized appreciation of investments of $20.2 million for the year ended March 31, 2019 were increased performance of certain of our portfolio companies, an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, and the reversal of previously recorded unrealized depreciation of certain investments upon their exit or restructure, partially offset by the reversal of previously recorded unrealized appreciation upon the exit of certain of our investments and a decline in performance of certain of our other portfolio companies.

During the year ended March 31, 2018, we recorded net unrealized appreciation of investments of $37.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2018 were as follows:

	Year Ended March 31, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$—	$15,132	$—	$15,132
Nth Degree, Inc.	—	13,953	—	13,953
J.R. Hobbs Co. — Atlanta, LLC	—	8,560	—	8,560
Ginsey Home Solutions, Inc.	—	5,380	—	5,380
Brunswick Bowling Products, Inc.	—	5,286	—	5,286
Tread Corporation	—	4,534	—	4,534
Precision Southeast, Inc.	—	2,776	1,054	3,830
Star Seed, Inc.	—	3,290	—	3,290
Old World Christmas, Inc.	—	3,276	—	3,276
Frontier Packaging, Inc.	—	3,121	—	3,121
Drew Foam Companies, Inc.	—	2,865	—	2,865
ImageWorks Display and Marketing Group, Inc.	—	2,673	—	2,673
Mathey Investments, Inc.	—	—	2,658	2,658
Pioneer Square Brands, Inc.	—	2,300	—	2,300
SBS Industries, LLC	—	1,974	—	1,974
Acme Cryogenics, Inc.	236	—	—	236
Schylling, Inc.	—	(262)	—	(262)
Logo Sportswear, Inc.	—	(509)	—	(509)
GI Plastek, Inc.	—	(1,856)	1,252	(604)
B-Dry, LLC	—	(873)	—	(873)
Alloy Die Casting Co.	—	(875)	—	(875)
Jackrabbit, Inc.	—	(903)	—	(903)
Mitchell Rubber Products, Inc.	982	—	(2,783)	(1,801)
Meridian Rack & Pinion, Inc.	—	(2,716)	—	(2,716)
Head Country, Inc.	—	(3,197)	—	(3,197)
Galaxy Tool Holding Corporation	—	(3,785)	—	(3,785)
SOG Specialty Knives & Tools, LLC	—	(4,182)	—	(4,182)
Country Club Enterprises, LLC	—	(4,246)	—	(4,246)
PSI Molded Plastics, Inc.	—	(5,964)	—	(5,964)
The Mountain Corporation	—	(10,061)	—	(10,061)
Other, net (<$250, net)	118	(128)	147	137

Total	$1,336	$35,563	$2,328	$39,227

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

Across our entire investment portfolio, we recorded $7.8 million of net unrealized depreciation on our debt positions and $28.0 million of net unrealized appreciation on our equity holdings for the year ended March 31, 2019. At March 31, 2019, the fair value of our investment portfolio was greater than our cost basis by $34.5 million, as compared to March 31, 2018, when the fair value of our investment portfolio was greater than our cost basis by $14.3 million, representing net unrealized appreciation of $20.2 million for the year ended March 31, 2019. Our entire portfolio was fair valued at 105.8% of cost as of March 31, 2019.

Net Unrealized Depreciation (Appreciation) on Other

During the year ended March 31, 2019, we recorded net unrealized depreciation of other of $0.5 million related to the Credit Facility recorded at fair value. During the year ended March 31, 2018, we recorded net unrealized appreciation of other of $0.5 million related to the Credit Facility recorded at fair value.

Comparison of the Fiscal Year Ended March 31, 2018 to the Fiscal Year Ended March 31, 2017

	For the Fiscal Years Ended March 31,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$48,799	$46,147	$2,652	5.7%
Dividend, success fee, and other income	9,556	5,728	3,828	66.8

Total investment income	58,355	51,875	6,480	12.5

EXPENSES
Base management fee	10,796	9,925	871	8.8
Loan servicing fee	6,277	6,606	(329)	(5.0)
Incentive fee	10,648	4,750	5,898	124.2
Administration fee	1,087	1,120	(33)	(2.9)
Interest and dividend expense	13,039	12,223	816	6.7
Amortization of deferred financing costs and discounts	1,468	1,875	(407)	(21.7)
Other	3,031	3,066	(35)	(1.1)

Expenses before credits from Adviser	46,346	39,565	6,781	17.1
Credits to fees from Adviser	(9,951)	(10,112)	161	(1.6)

Total expenses, net of credits to fees	36,395	29,453	6,942	23.6

NET INVESTMENT INCOME	21,960	22,422	(462)	(2.1)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	1,336	15,641	(14,305)	(91.5)
Net realized loss on other	—	(254)	254	(100.0)
Net unrealized appreciation of investments	37,891	6,879	31,012	450.8
Net unrealized appreciation of other	(500)	75	(575)	NM

Net realized and unrealized gain	38,727	22,341	16,386	73.3

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$60,687	$44,763	$15,924	35.6%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.68	$0.74	$(0.06)	(8.1)%

Net increase in net assets resulting from operations	1.88	1.48	0.40	27.0

NM = Not Meaningful

Investment Income

Total investment income increased by 12.5% for the year ended March 31, 2018 as compared to the prior year. This increase was due to increases in both interest income and other income for the year ended March 31, 2018 as compared to the prior year.

Interest income from our investments in debt securities increased 5.7% for the year ended March 31, 2018 as compared to the prior year. The level of interest income from investments is generally directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2018, was $373.4 million, compared to $364.7 million for the prior year. This increase was primarily due to $47.2 million in new debt investments and $68.8 million in follow-on debt investments to existing portfolio companies originated after March 31, 2017, partially offset by the pay-off or restructure of $65.3 million of debt investments principally related to the exit, merger, or restructure of portfolio companies, and their respective impact on the weighted-average principal balance when considering the timing of new investments, pay-offs, mergers, restructures, and non-accruals, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 13.1% and 12.7% for the year ended March 31, 2018 and 2017, respectively. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At March 31, 2018, and March 31, 2017, certain of our loans to two portfolio companies, ADC and Tread, were on non-accrual status, with an aggregate debt cost basis of $15.6 million as of both periods.

Dividend, success fee, and other income for the year ended March 31, 2018 increased 66.8% from the prior year. During the year ended March 31, 2018, dividend, success fee, and other income primarily consisted of $4.2 million of dividend income and $5.3 million of success fee income. During the year ended March 31, 2017, dividend, success fee, and other income primarily consisted of $3.3 million of dividend income and $2.4 million of success fee income.

The following table lists the investment income and fair values for our five largest portfolio company investments, at fair value, as of the end and during the respective fiscal years:

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

The income-based incentive fee increased for the year ended March 31, 2018, as compared to the prior year, as pre-incentive fee net investment income increased, partially offset by an increase in net assets, which drives the hurdle rate. Additionally, in accordance with GAAP, we recorded a capital gains-based incentive fee of $4.4 million during the year ended March 31, 2018, which was not contractually due under the terms of the Advisory Agreement. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. There was no capital gains-based incentive fee recorded or paid during the prior year.

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

Amortization of deferred financing costs and discounts decreased 21.7% for the year ended March 31, 2018, as compared to the prior year, primarily as a result of the write-off of previously deferred costs in the prior year related to the Credit Facility’s amendment in November 2016.

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

Net Unrealized Appreciation of Investments

During the year ended March 31, 2018, we recorded net unrealized appreciation of investments of $37.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2018 were as follows:

	Year Ended March 31, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$—	$15,132	$—	$15,132
Nth Degree, Inc.	—	13,953	—	13,953
J.R. Hobbs Co. — Atlanta, LLC	—	8,560	—	8,560
Ginsey Home Solutions, Inc.	—	5,380	—	5,380
Brunswick Bowling Products, Inc.	—	5,286	—	5,286
Tread Corporation	—	4,534	—	4,534
Precision Southeast, Inc.	—	2,776	1,054	3,830
Star Seed, Inc.	—	3,290	—	3,290
Old World Christmas, Inc.	—	3,276	—	3,276
Frontier Packaging, Inc.	—	3,121	—	3,121
Drew Foam Companies, Inc.	—	2,865	—	2,865
ImageWorks Display and Marketing Group, Inc.	—	2,673	—	2,673
Mathey Investments, Inc.	—	—	2,658	2,658
Pioneer Square Brands, Inc.	—	2,300	—	2,300
SBS Industries, LLC	—	1,974	—	1,974
Acme Cryogenics, Inc.	236	—	—	236
Schylling, Inc.	—	(262)	—	(262)
Logo Sportswear, Inc.	—	(509)	—	(509)
GI Plastek, Inc.	—	(1,856)	1,252	(604)
B-Dry, LLC	—	(873)	—	(873)
Alloy Die Casting Co.	—	(875)	—	(875)
Jackrabbit, Inc.	—	(903)	—	(903)
Mitchell Rubber Products, Inc.	982	—	(2,783)	(1,801)
Meridian Rack & Pinion, Inc.	—	(2,716)	—	(2,716)
Head Country, Inc.	—	(3,197)	—	(3,197)
Galaxy Tool Holding Corporation	—	(3,785)	—	(3,785)
SOG Specialty Knives & Tools, LLC	—	(4,182)	—	(4,182)
Country Club Enterprises, LLC	—	(4,246)	—	(4,246)
PSI Molded Plastics, Inc.	—	(5,964)	—	(5,964)
The Mountain Corporation	—	(10,061)	—	(10,061)
Other, net (<$250, net)	118	(128)	147	137

Total	$1,336	$35,563	$2,328	$39,227

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

During the year ended March 31, 2017, we recorded net unrealized appreciation of investments of $6.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2017 were as follows:

	Year Ended March 31, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Mitchell Rubber Products, Inc.	$—	$14,079	$—	$14,079
Logo Sportswear, Inc.	—	8,375	—	8,375
Galaxy Tool Holding Corporation	—	6,242	—	6,242
Brunswick Bowling Products, Inc.	—	6,062	—	6,062
Head Country, Inc.	—	5,752	—	5,752
Drew Foam Companies, Inc.	—	5,287	—	5,287
Nth Degree, Inc.	—	4,760	—	4,760
Old World Christmas, Inc.	—	2,975	—	2,975
Ginsey Home Solutions, Inc.	—	2,362	—	2,362
Meridian Rack & Pinion, Inc.	—	1,757	—	1,757
Edge Adhesives Holdings, Inc.	—	1,628	—	1,628
Funko Acquisition Holdings, LLC	1,087	36	—	1,123
Diligent Delivery Systems	—	907	—	907
Counsel Press, Inc.	—	717	—	717
Behrens Manufacturing, LLC	5,935	1,820	(7,491)	264
Auto Safety House, LLC	—	146	(457)	(311)
SBS Industries, LLC	—	(794)	—	(794)
Frontier Packaging, Inc.	—	(843)	—	(843)
AquaVenture Holdings Limited	—	(925)	—	(925)
B-Dry, LLC	—	(987)	—	(987)
D.P.M.S., Inc.	(10,226)	(3,848)	12,601	(1,473)
Tread Corporation	—	(1,737)	—	(1,737)
Cambridge Sound Management, Inc.	—	(1,789)	—	(1,789)
Mathey Investments, Inc.	—	(1,934)	—	(1,934)
Jackrabbit, Inc.	—	(1,984)	—	(1,984)
Acme Cryogenics, Inc.	18,904	—	(21,216)	(2,312)
Alloy Die Casting Co.	—	(3,283)	—	(3,283)
Schylling, Inc.	—	(3,842)	—	(3,842)
Precision Southeast, Inc.	—	(3,922)	—	(3,922)
The Mountain Corporation	—	(6,747)	—	(6,747)
SOG Specialty Knives & Tools, LLC	—	(7,036)	—	(7,036)
Other, net (<$250, net)	(59)	208	—	149

Total	$15,641	$23,442	$(16,563)	$22,520

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

Across our entire investment portfolio, we recorded $13.9 million of net unrealized depreciation on our debt positions and $51.8 million of net unrealized appreciation on our equity holdings for the year ended March 31, 2018. As of March 31, 2018, the fair value of our investment portfolio was greater than our cost basis by $14.3 million, as compared to March 31, 2017, when the fair value of our investment portfolio was less than our cost basis by $23.6 million, representing net unrealized appreciation of $37.9 million for the year ended March 31, 2018. Our entire portfolio was fair valued at 102.4% of cost as of March 31, 2018.

Net Unrealized Appreciation on Other

During the year ended March 31, 2018, we recorded net unrealized appreciation of other of $0.5 million related to changes in the fair value of the Credit Facility. During the year ended March 31, 2017, we recorded net unrealized appreciation on other of $0.1 million due to the reversal of previously recorded depreciation upon the expiration of our interest rate cap agreement in April 2016.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash inflows from operating activities are primarily generated from cash collections of interest and other income from our portfolio companies, as well as from cash proceeds received from repayments of debt investments and from sales of equity investments. These cash collections are principally used to fund new investments, pay distributions to our common stockholders, make interest payments on the Credit Facility, make dividend payments on our mandatorily redeemable preferred stock, pay management and incentive fees to the Adviser, and for other operating expenses. We may also use cash inflows from operating activities to repay outstanding borrowings under the Credit Facility.

Net cash provided by operating activities for the year ended March 31, 2019 was $93.6 million, as compared to net cash used in operating activities of $29.7 million for the year ended March 31, 2018. This change was primarily due to higher net proceeds from the sale of investments, higher principal repayments of investments, and lower purchases of investments period over period. Purchases of investments totaled $91.9 million during the year ended March 31, 2019, compared to $98.5 million during the year ended March 31, 2018. Repayments and net proceeds from the sale of investments totaled $154.7 million during the year ended March 31, 2019, compared to $39.9 million during the year ended March 31, 2018.

Net cash used in operating activities for the year ended March 31, 2018 was $29.7 million, as compared to net cash provided by operating activities of $32.6 million for the year ended March 31, 2017. This change was primarily due to an increase in purchases of investments and lower repayments and net proceeds from the sale of investments. Purchases of investments totaled $98.5 million during the year ended March 31, 2018, compared to $62.4 million during the year ended March 31, 2017. Repayments and net proceeds from the sale of investments totaled $39.9 million during the year ended March 31, 2018, compared to $68.8 million during the year ended March 31, 2017.

As of March 31, 2019, we had equity investments in, or loans to, 30 companies with an aggregate cost basis of $589.7 million. As of March 31, 2018, we had equity investments in, or loans to, 33 companies with an aggregate cost basis of $584.8 million. The following table summarizes our total portfolio investment activity for the years ended March 31, 2019 and 2018:

	Years Ended March 31,
	2019	2018
Beginning investment portfolio, at fair value	$599,147	$501,579
New investments	57,761	59,424
Disbursements to existing portfolio companies	34,175	39,115
Unscheduled principal repayments	(45,214)	(32,208)
Net proceeds from sales of investments	(109,113)	(7,651)
Net realized gain on investments	67,218	982
Net unrealized appreciation of investments	71,405	35,563
Reversal of net unrealized (appreciation) depreciation of investments	(51,225)	2,328
Amortization of premiums, discounts, and acquisition costs, net	18	15

Ending investment portfolio, at fair value	$624,172	$599,147

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2019:

		Amount
For the fiscal years ending March 31:	2020	$98,394
	2021	69,061
	2022	55,621
	2023	97,489
	2024	110,618
	Thereafter	11,700

	Total contractual repayments	$442,883
	Adjustments to cost basis of debt investments	(67)
	Investments in equity securities	146,873

	Total cost basis of investments held as of March 31, 2019:	$589,689

Financing Activities

Net cash used in financing activities for the year ended March 31, 2019 was $94.0 million, which was primarily a result of the redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock of $81.7 million, $54.0 million of net repayments on the Credit Facility, and $30.5 million in distributions to common stockholders, partially offset by $72.1 million of net proceeds from the issuance of our Series E Term Preferred Stock and $1.8 million of net proceeds from the issuance of common stock under the at-the-market program.

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

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.067 per common share for each of the six months from April through September 2018, $0.068 per common share for each of the six months from October 2018 through March 2019, and supplemental distributions of $0.06 per common share for each of June 2018 and December 2018. In addition, in April 2019, our Board of Directors declared a deemed distribution of $1.52 per common share to stockholders of record as of March 29, 2019, a monthly distribution of $0.068 per common share for each of April, May, and June 2019, and a supplemental distribution of $0.09 per common share for June 2019. Our Board of Directors declared these distributions based on estimates of Investment Company Taxable Income and net long-term capital gains for the fiscal year ending March 31, 2020.

For each of the fiscal years ended March 31, 2019 and 2018, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $16.0 million and $8.4 million, respectively, of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year. In addition, for each of the fiscal years ended March 31, 2019 and 2018, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.2 million and $2.1 million, respectively, of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year. For the year ended March 31, 2019, we recorded a $16.1 million adjustment for estimated book-tax differences, which decreased Capital in excess of par value and increased Accumulated net realized gain in excess of distributions and (Overdistributed) underdistributed net investment income. For the year ended March 31, 2018, we recorded a $1.6 million adjustment for estimated book-tax differences, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased (Overdistributed) underdistributed net investment income.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.140625 per share to holders of our Series B Term Preferred Stock for each of the five months from April through August 2018 (prior to redemption); (ii) $0.135417 per share to holders of our Series C Term Preferred Stock for each of the five months from April through August 2018 (prior to redemption); and (iii) $0.13020833 per share to holders of our Series D Term Preferred Stock for each month during the year ended March 31, 2019. Our Board of Directors also declared and we paid a combined dividend for the pro-rated period from and including the issuance date, August 22, 2018, to and including August 31, 2018 and the full month of September 2018, which totaled $0.17265625 per share, to the holders of our Series E Term Preferred Stock. In addition, we paid $0.1328125 per share to holders of our Series E Term Preferred Stock for each of the six months from October 2018 through March 2019. In accordance with GAAP, we treat these monthly dividends as an operating expense.

Dividend Reinvestment Plan

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare, as the plan agent. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not make such election will receive their distributions in cash. Any distributions reinvested under the plan will be taxable to a common stockholder to the same extent, and with the same character, as if the common stockholder had received the distribution in cash. The common stockholder generally will have an adjusted basis in the additional common shares purchased through the plan equal to the dollar amount that would have been received if the U.S. stockholder had received the dividend or distribution in cash. The additional common shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Computershare purchases shares in the open market in connection with the obligations under the plan. The Computershare dividend reinvestment plan is not open to holders of our preferred stock.

Equity

Registration Statement

On June 5, 2018, we filed a registration statement on Form N-2 (File No. 333-225447), which the SEC declared effective on July 13, 2018. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2019, we had the ability to issue up to an additional $225.3 million in securities under the registration statement.

Common Stock

In February 2018, we entered into equity distribution agreements with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in what is commonly referred to as an “at-the-market” (“ATM”) program. As of March 31, 2019, we had remaining capacity to sell up to an additional $31.8 million of common stock under the ATM program.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On March 29, 2019, the closing market price of our common stock was $11.60 per share, representing a 6.5% discount to our NAV per share of $12.40 as of March 31, 2019.

At our 2018 Annual Meeting of Stockholders held on August 9, 2018, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our 2019 Annual Meeting of Stockholders, scheduled to take place in August 2019, we intend to ask our stockholders to vote in favor of a similar proposal so that it may be in effect for another year.

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

Our Series E Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.375% per year, payable monthly (which equates to $4.8 million per year). We are required to redeem all shares of our outstanding Series E Term Preferred Stock on August 31, 2025, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series E Term Preferred Stock, and (2) if we fail to maintain asset coverage as required by Sections 18 and 61 of the 1940 Act (which is currently 150%) and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series E Term Preferred Stock or otherwise cure the asset coverage redemption trigger (we may also redeem additional securities to cause asset coverage to be up to 200%). We may also voluntarily redeem all or a portion of our Series E Term Preferred Stock at our sole option at the redemption price at any time on or after August 31, 2020.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series D Term Preferred Stock and Series E Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series D Term Preferred Stock and Series E Term Preferred Stock) as of March 31, 2019 was 309.1%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of March 31, 2019, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of the August 22, 2018 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of March 31, 2019, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2019, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $533.9 million, asset coverage on our senior securities representing indebtedness of 997.6%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2019, we had availability, after adjustments for various constraints based on collateral quality, of $137.5 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2019 and 2018, we had unrecognized, contractual off-balance sheet success fee receivables of $30.1 million and $28.3 million (or approximately $0.92 and $0.87 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of March 31, 2019 to be immaterial.

As of March 31, 2019, we have also extended a guaranty on behalf of one of our portfolio companies, CCE, whereby we have guaranteed $1.0 million of obligations of CCE. As of March 31, 2019, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of March 31, 2019, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$53,000	$—	$—	$53,000	$—
Mandatorily redeemable preferred stock	132,250	—	—	57,500	74,750
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	66,570	13,096	25,718	21,005	6,751

Total	$256,916	$13,096	$30,814	$131,505	$81,501

(A)	Excludes unused line of credit commitments and guaranties to our portfolio companies in the aggregate principal amount of $2.3 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2019. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. Additionally, refer to Note 3 — Investments in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

The following table reflects risk ratings for all loans in our portfolio as of March 31, 2019 and 2018:

	As of March 31,
Rating	2019	2018
Highest	9.0	10.0
Average	6.7	6.4
Weighted-average	7.2	6.5
Lowest	1.0	4.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a RIC, we generally are not subject to U.S. federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Our policy generally is to make distributions to our stockholders in an amount up to 100% of Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. See “Business — Material U.S. Federal Income Tax Considerations” and “ — Liquidity and Capital Resources — Distributions and Dividends to Stockholders.”

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2019 and March 31, 2018.

Recent Accounting Pronouncements

Refer to Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a description of recent accounting pronouncements.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variable rates with a floor mechanism. As of March 31, 2019 and 2018, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	2019	2018
Variable rates with a floor	97.4%	97.0%
Fixed rates	2.6	3.0

Total	100.0%	100.0%

Our mandatorily redeemable preferred stock had an outstanding aggregate liquidation preference of $132.3 million and $139.2 million as of March 31, 2019 and March 31, 2018, respectively, and we had outstanding borrowings under the Credit Facility of $53.0 million and $107.0 million as of March 31, 2019 and March 31, 2018, respectively.

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

To illustrate the potential impact of changes in interest rates, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2019 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change(A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$10,694	$1,613	$9,081
Up 200 basis points	7,008	1,075	5,993
Up 100 basis points	3,362	538	2,824
Down 100 basis points	(2,036)	(538)	(1,498)
Down 200 basis points	(2,337)	(1,075)	(1,262)
Down 249 basis points	(2,337)	(1,341)	(996)

(A)	As of March 31, 2019, our effective average LIBOR was 2.49%, therefore the largest decrease in basis points that could occur was 249 basis points.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2019.

The effectiveness of our internal control over financial reporting as of March 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

May 13, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Gladstone Investment Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Investment Corporation and its subsidiaries (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended March 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of March 31, 2019 and 2018 by correspondence with the custodian and portfolio company investees. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

May 13, 2019

We have served as the Company’s auditor since 2005.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2019	2018
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $254,002 and $220,087, respectively)	$313,750	$247,297
Affiliate investments (Cost of $314,175 and $343,247, respectively)	297,113	339,393
Control investments (Cost of $21,512 and $21,512, respectively)	13,309	12,457
Cash and cash equivalents	1,702	3,639
Restricted cash and cash equivalents	1,903	328
Interest receivable	2,808	3,532
Due from administrative agent	1,285	2,324
Deferred financing costs, net	1,730	976
Other assets, net	1,500	953

TOTAL ASSETS	$635,100	$610,899

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $53,000 and $107,000, respectively)	$53,000	$107,500
Secured borrowing	5,096	5,096

Total borrowings	58,096	112,596
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 6,500,000 and 6,356,000 shares authorized, respectively; 5,290,000 and 5,566,000 shares issued and outstanding, respectively, net	128,482	135,615
Accounts payable and accrued expenses	892	916
Fees due to Adviser(A)	24,724	6,671
Fee due to Administrator(A)	344	317
Other liabilities	15,452	584

TOTAL LIABILITIES	227,990	256,699

Commitments and contingencies(B)
NET ASSETS	$407,110	$354,200

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 32,822,459 and 32,653,635 shares issued and outstanding, respectively	$33	$33
Capital in excess of par value	366,422	330,661
Cumulative net unrealized appreciation of investments	34,483	14,301
Cumulative net unrealized appreciation of other	—	(500)
(Overdistributed) underdistributed net investment income	(7,343)	3,660
Accumulated net realized gain in excess of distributions	13,515	6,045

Total distributable earnings	40,655	23,506

TOTAL NET ASSETS	$407,110	$354,200

NET ASSET VALUE PER SHARE	$12.40	$10.85

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2019	2018	2017
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$23,977	$19,266	$17,385
Affiliate investments	24,767	28,679	27,941
Control investments	848	833	818
Cash and cash equivalents	40	21	3

Total interest income	49,632	48,799	46,147
Dividend income:
Non-Control/Non-Affiliate investments	4,337	2,931	152
Affiliate investments	(401)	1,297	3,190

Total dividend income	3,936	4,228	3,342
Success fee income:
Non-Control/Non-Affiliate investments	2,099	3,104	996
Affiliate investments	1,996	2,224	1,377
Control investments	2,000	—	—

Total success fee income	6,095	5,328	2,373
Other income	—	—	13

Total investment income	59,663	58,355	51,875

EXPENSES
Base management fee(A)	12,752	10,796	9,925
Loan servicing fee(A)	6,827	6,277	6,606
Incentive fee(A)	22,254	10,648	4,750
Administration fee(A)	1,312	1,087	1,120
Interest expense on borrowings	6,147	4,034	3,540
Dividends on mandatorily redeemable preferred stock	8,747	9,005	8,683
Amortization of deferred financing costs and discounts	1,610	1,468	1,875
Professional fees	1,272	1,077	698
Other general and administrative expenses	3,537	1,954	2,368

Expenses before credits from Adviser	64,458	46,346	39,565

Credits to base management fee – loan servicing fee(A)	(6,827)	(6,277)	(6,606)
Credits to fees from Adviser — other(A)	(5,509)	(3,674)	(3,506)

Total expenses, net of credits to fees	52,122	36,395	29,453

NET INVESTMENT INCOME	$7,541	$21,960	$22,422

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$12,815	$1,189	$1,086
Affiliate investments	55,741	143	14,558
Control investments	—	4	(3)
Other	(1,687)	—	(254)

Total net realized gain	66,869	1,336	15,387

Taxes on deemed distribution of long-term capital gains	(13,500)	—	—
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	32,537	28,805	9,230
Affiliate investments	(13,209)	12,871	(8,593)
Control investments	852	(3,785)	6,242
Other	500	(500)	75

Total net unrealized appreciation	20,680	37,391	6,954

Net realized and unrealized gain, net of taxes on deemed distribution of long-term capital gains	74,049	38,727	22,341

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$81,590	$60,687	$44,763

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.23	$0.68	$0.74

Net increase in net assets resulting from operations	$2.49	$1.88	$1.48

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	32,807,597	32,268,776	30,270,958

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

	Year Ended March 31,
	2019	2018	2017
OPERATIONS
Net investment income	$7,541	$21,960	$22,422
Net realized gain on investments	68,556	1,336	15,641
Taxes on deemed distributions of long-term capital gains	(13,500)	—	—
Net realized loss on other	(1,687)	—	(254)
Net unrealized appreciation of investments	20,180	37,891	6,879
Net unrealized depreciation (appreciation) of other	500	(500)	75

Net increase in net assets from operations	81,590	60,687	44,763

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income	(22,670)	(27,174)	(22,703)
Distributions to common stockholders from realized gains	(7,846)	(1,756)	—

Net decrease in net assets from distributions	(30,516)	(28,930)	(22,703)

CAPITAL ACTIVITY
Issuance of common stock	1,873	22,485	—
Discounts, commissions, and offering costs for issuance of common stock	(37)	(1,124)	—

Net increase in net assets from capital activity	1,836	21,361	—

TOTAL INCREASE IN NET ASSETS	52,910	53,118	22,060
NET ASSETS, BEGINNING OF YEAR(A)	354,200	301,082	279,022

NET ASSETS, END OF YEAR(A)	$407,110	$354,200	$301,082

DISTRIBUTIONS PER SHARE OF COMMON STOCK(A)	$0.93	$0.89	$0.75

(A)	Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended March 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$81,590	$60,687	$44,763
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(91,936)	(98,539)	(62,446)
Principal repayments of investments	45,214	32,208	31,886
Net proceeds from the sale of investments	109,437	7,651	36,939
Net realized gain on investments	(68,058)	(1,425)	(15,196)
Net realized loss on other	1,670	—	239
Net unrealized appreciation of investments	(20,180)	(37,891)	(6,879)
Net unrealized (depreciation) appreciation of other	(500)	500	(75)
Amortization of premiums, discounts, and acquisition costs, net	(18)	(15)	—
Amortization of deferred financing costs and discounts	1,610	1,468	1,875
Bad debt expense, net of recoveries	1,668	308	650
Changes in assets and liabilities:
Increase in interest receivable	(287)	(1,681)	(253)
Decrease (increase) in due from administrative agent	1,039	(86)	(600)
(Increase) decrease in other assets, net	(558)	2,879	3,360
(Decrease) increase in accounts payable and accrued expenses	(24)	259	(476)
Increase (decrease) in fees due to Adviser(A)	18,053	5,000	(241)
Increase (decrease) in fee due to Administrator(A)	27	21	(15)
Increase (decrease) in other liabilities	14,868	(1,074)	(928)

Net cash provided by (used in) by operating activities	93,615	(29,730)	32,603

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,873	22,485	—
Discounts, commissions, and offering costs for issuance of common stock	(28)	(1,110)	—
Proceeds from line of credit	205,500	132,100	83,400
Repayments on line of credit	(259,500)	(94,800)	(108,700)
Proceeds from issuance of mandatorily redeemable preferred stock	74,750	—	57,500
Redemption of mandatorily redeemable preferred stock	(81,650)	—	(40,000)
Deferred financing and offering costs	(4,406)	(147)	(3,589)
Distributions paid to common stockholders	(30,516)	(28,930)	(22,703)

Net cash (used in) provided by financing activities	(93,977)	29,598	(34,092)

NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(362)	(132)	(1,489)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	3,967	4,099	5,588

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$3,605	$3,967	$4,099

CASH PAID FOR INTEREST	$5,665	$3,288	$3,018

NON-CASH ACTIVITIES(B)	$20,099	$42,977	$8,796

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	2019: Significant non-cash operating activities consisted principally of the following transactions:

In January 2019, we restructured two of our first lien term loans to SOG Specialty Knives & Tools, LLC with a total cost basis of $18.4 million into a new $8.4 million first lien term loan, which resulted in a realized loss of $10.0 million.

In March 2019, we restructured our existing second lien term loans and delayed draw term loan to The Mountain Corporation with a total cost basis of $21.7 million into a new $11.7 million second lien term loan, which resulted in a realized loss of $10.0 million.

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

2017: Significant non-cash operating activities consisted principally of the following transaction:

In October 2016, we restructured our investment in D.P.M.S., Inc., which resulted in the exchange of our existing debt investments with a total cost basis and fair value of $16.5 million and $6.4 million, respectively, for a new $8.8 million secured first lien term loan. We also relinquished our preferred equity investment and a portion of our common equity investment, which had an aggregate cost basis and fair value of $2.5 million and $0 million, respectively. The transaction resulted in a net realized loss of $10.2 million, which was recorded in our Consolidated Statements of Operations during the year ended March 31, 2017.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 77.2%
Secured First Lien Debt – 38.4%
Containers, Packaging, and Glass – 2.3%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 3/2021)(L)	$9,500	$9,500	$9,500
Diversified/Conglomerate Services – 16.0%
Bassett Creek Restoration, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 4/2023)(L)	28,000	28,000	28,000
Counsel Press, Inc. – Term Debt (L+11.8%, 14.2% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 15.5% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (L+11.5%, 14.0% Cash, Due 3/2023)(L)	13,290	13,290	13,290

		64,790	64,790
Farming and Agriculture – 2.7%
Jackrabbit, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 12/2020)(Q)(T)	11,000	11,000	11,000
Healthcare, Education, and Childcare – 4.9%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023) (L)	20,000	20,000	20,000
Leisure, Amusement, Motion Pictures, and Entertainment – 6.8%
Schylling, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 8/2019)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 8/2019)(L)	8,500	8,500	8,500
Schylling, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 8/2019)(L)	6,000	6,000	6,000

		27,581	27,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 4.9%
SBS Industries, LLC – Term Debt (L+12.0%, 14.5% Cash, Due 6/2020)(L)	19,957	19,957	19,957
Oil and Gas – 0.8%
Tread Corporation – Line of Credit, $634 available (L+10.0%, 12.5% Cash, Due 3/2021)(Q)(T)	3,216	3,216	3,216
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Line of Credit, $50 available (L+0.3%, 2.7% Cash (0.8% Unused Fee), Due 12/2019)(G)(L)	4,600	4,600	—
B-Dry, LLC – Term Debt (L+0.3%, 2.7% Cash, Due 12/2019)(G)(L)	6,443	6,443	—
B-Dry, LLC – Term Debt (L+0.3%, 2.7% Cash, Due 12/2019)(G)(L)	840	840	—

		11,883	—

Total Secured First Lien Debt		$167,927	$156,044

Secured Second Lien Debt – 7.5%
Automobile – 1.0%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.5% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,920
Country Club Enterprises, LLC – Guaranty ($1,000)(U)	—	—	—

		4,000	3,920
Cargo Transport – 3.2%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.5% Cash, Due 11/2022)(K)	13,000	12,933	13,163
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.3%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,233	$30,383

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Preferred Equity – 26.2%
Containers, Packaging, and Glass – 0.4%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1,428
Diversified/Conglomerate Services – 15.6%
Bassett Creek Restoration, Inc. – Preferred Stock(C)(L)	4,900	4,900	—
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	16,720
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	46,958

		17,555	63,678
Farming and Agriculture – 1.4%
Jackrabbit, Inc. – Preferred Stock(Q)(T)	3,556	3,556	5,632
Healthcare, Education, and Childcare – 2.5%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	10,023
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.9%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	15,845
Leisure, Amusement, Motion Pictures, and Entertainment – 1.0%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	4,255
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.1%
SBS Industries, LLC – Preferred Stock(C)(L)	27,705	2,771	4,461
Oil and Gas – 0.3%
Tread Corporation – Preferred Stock(C)(Q)(T)	12,998,639	3,768	1,140
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)	2,500	2,516	—

Total Preferred Equity		$53,682	$106,462

Common Equity/Equivalents – 5.1%
Cargo Transport – 0.6%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8	$500	$2,327
Containers, Packaging, and Glass – 2.7%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	11,081
Farming and Agriculture – 0.6%
Jackrabbit, Inc. – Common Stock(C)(Q)(T)	548	94	2,565
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.1%
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	4,487
Oil and Gas – 0.0%
Tread Corporation – Common Stock(C)(Q)(T)	10,089,048	753	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	27,188	131	401

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	$300	$—

Total Common Equity		$2,160	$20,861

Total Non-Control/Non-Affiliate Investments		$254,002	$313,750

AFFILIATE INVESTMENTS(O) – 72.8%
Secured First Lien Debt – 42.8%
Automobile – 1.4%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 14.0% Cash, Due 6/2019)(G)(K)	$9,660	$9,660	$5,796
Beverage, Food, and Tobacco – 2.2%
Head Country, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 2/2021)(L)	9,050	9,050	9,050
Diversified/Conglomerate Manufacturing – 4.6%
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	10,796	10,796	7,115
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 13.0% Cash, Due 2/2022)(K)	9,300	9,300	8,951
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 14.2% Cash, Due 2/2022)(K)	3,000	3,000	2,902

		23,096	18,968
Diversified/Conglomerate Services – 14.2%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 11/2022)(L)	22,000	22,000	22,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 12.7% Cash, Due 10/2023)(L)	36,000	36,000	36,000

		58,000	58,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.2%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Old World Christmas, Inc. – Term Debt (L+11.3%, 13.7% Cash, Due 10/2019)(L)	15,770	15,770	15,770

		33,470	33,470
Leisure, Amusement, Motion Pictures, and Entertainment – 2.2%
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.5% Cash, Due 8/2022)(G)(L)	8,399	8,399	8,399
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	538

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.3%
The Mountain Corporation – Line of Credit, $400 available (L+5.0%, 9.0% Cash, Due 4/2020)(L)	2,500	2,500	2,500
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 14.5% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		25,600	25,600
Telecommunications – 3.7%
B+T Group Acquisition, Inc.(M) – Line of Credit, $175 available (L+11.0%, 13.5% Cash, Due 12/2021)(L)	1,225	1,225	1,225
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.5% Cash, Due 12/2021)(L)	14,000	14,000	14,000

		15,225	15,225

Total Secured First Lien Debt		$183,038	$175,046

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 8.6%
Chemicals, Plastics, and Rubber – 4.1%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 14.5% Cash, Due 1/2024)(G)(L)	$26,618	$26,618	$16,641
Diversified/Conglomerate Manufacturing – 3.2%
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.5% Cash, Due 4/2021)(K)	12,215	12,215	12,032
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.5% Cash, Due 4/2021)(K)	175	175	172
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.5% Cash, Due 4/2021)(K)	910	910	896

		13,300	13,100
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.3%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	5,169

Total Secured Second Lien Debt		$51,618	$34,910

Preferred Equity – 21.0%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$—
Beverage, Food, and Tobacco – 0.7%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	2,887
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	58,598	9,730	—
Diversified/Conglomerate Manufacturing – 1.9%
Alloy Die Casting Co.(M) – Preferred Stock(C)(L)	5,114	5,114	7,616
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	—

		10,729	7,616
Diversified/Conglomerate Services – 6.5%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	8,526
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	5,920	5,920	17,822

		12,669	26,348
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.7%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	23,747
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	15,909

		11,123	39,656
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	11,249	11,249	139
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.2%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	8,960

		12,399	8,960
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	—

Total Preferred Equity		$79,476	$85,606

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Common Equity – 0.4%
Diversified/Conglomerate Manufacturing – 0.4%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	$41	$1,551
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		42	1,551
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$43	$1,551

Total Affiliate Investments		$314,175	$297,113

CONTROL INVESTMENTS(P) – 3.2%:
Secured Second Lien Debt – 2.4%
Aerospace and Defense – 2.4%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 7.0% Cash (1.0% Unused Fee), Due 8/2019)(L)	$5,000	$5,000	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)(L)	5,000	5,000	5,000

		$10,000	$10,000

Preferred Equity – 0.8%
Aerospace and Defense – 0.8%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$3,309
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$13,309

TOTAL INVESTMENTS – 153.2%(V)		$589,689	$624,172

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $536.3 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2019, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 2.5% as of March 31, 2019. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2019.
(E)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(F)

Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(G)	Debt security is on non-accrual status.
(H)

$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2019.

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

(T)	Security was sold subsequent to March 31, 2019. Refer to Note 15—Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information.
(U)	Refer to Note 11—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(V)

Cumulative gross unrealized depreciation for federal income tax purposes is $98.8 million; cumulative gross unrealized appreciation for federal income tax purposes is $133.2 million. Cumulative net unrealized appreciation is $34.4 million, based on a tax cost of $589.8 million.

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

Common Equity/Equivalents – 8.1%
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
(E)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements and these accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and conform to the applicable requirements of Regulation S-X. Management believes it has made all necessary adjustments so that our accompanying Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature. Our accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities or total net assets, or Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows classifications.

Classification of Investments

In accordance with the provisions of the 1940 Act applicable to BDCs, we classify portfolio investments on our accompanying Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, and Consolidated Schedules of Investments into the following categories:

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

There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the chief valuation officer, uses the Policy, and each quarter the Valuation Committee and Board of Directors review the Policy to determine if changes thereto are advisable and whether the Valuation Team has applied the Policy consistently.

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

•

Investments in Funds — For equity investments in other funds for which we cannot effectuate a sale of the fund, the Valuation Team generally determines the fair value of our invested capital at the Net Asset Value (“NAV”) provided by the fund. Any invested capital that is not yet reflected in the NAV provided by the fund is valued at par value. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

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

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Gains or losses on the sale of investments are calculated by using the specific identification method. A realized gain or loss is recognized on the trade date, typically when an investment is disposed of, and is computed as the difference between the cost basis of the investment on the disposition date and the net proceeds received from such disposition. Unrealized appreciation or depreciation reflects the difference between the fair value of the investment and the cost basis of such investment. We determine the fair value of each individual investment each reporting period and record changes in fair value as unrealized appreciation or depreciation in our Consolidated Statement of Operations.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees, and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2019, certain of our loans to B-Dry, LLC, Meridian Rack & Pinion, Inc., The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc., and SOG Specialty Knives & Tools, LLC (“SOG”) were on non-accrual status, with an aggregate debt cost basis of $68.3 million, or 15.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $21.9 million, or 5.4% of the fair value of all debt investments in our portfolio. As of March 31, 2018, certain of our loans to Alloy Die Casting Co. (“ADC”) and Tread Corporation (“Tread”) were on non-accrual status, with an aggregate debt cost basis of $15.6 million, or 3.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $12.5 million, or 3.1% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of March 31, 2019 and 2018, we did not have any loans with a PIK interest component.

Success Fee Income Recognition

We record success fees as income when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically resulting from an exit or sale, and are non-recurring.

Dividend Income Recognition

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the year ended March 31, 2019, we re-characterized $0.5 million of dividend income from our investment in Logo Sportswear, Inc. (“Logo”), which was originally recorded during our fiscal year ended March 31, 2018, as a return of capital. During the year ended March 31, 2017, we re-characterized $0.5 million of dividend income from our investment in Behrens Manufacturing, LLC, which was originally recorded during our fiscal year ended March 31, 2016, as a return of capital.

Cash and Cash Equivalents

We consider all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We place our cash with financial institutions, and at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this concentration of credit risk by depositing funds with major financial institutions.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are generally cash and cash equivalents held in escrow received as part of an investment exit. Restricted cash and cash equivalents are carried at cost, which approximates fair value.

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

FASB ASC 740, Income Taxes (“ASC 740”) requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740 for all open tax years and in all major tax jurisdictions and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2018, 2017, and 2016 remain subject to examination by the Internal Revenue Service (“IRS”).

Distributions

Distributions to stockholders are recorded on the ex-dividend date. We are required to distribute at least 90% of our Investment Company Taxable Income for each taxable year as a distribution to our stockholders in order to maintain our ability to be taxed as a RIC under Subchapter M of the Code. It is our policy to generally pay out as a distribution up to 100% of those amounts. The amount to be paid is determined by our Board of Directors quarterly and is based upon management’s estimate of Investment Company Taxable Income and net long-term capital gains. Based on that estimate, our Board of Directors declares monthly distributions, and supplemental distributions, as applicable, to common stockholders each quarter. At fiscal year-end, we may elect to treat a portion of the first distributions paid after year-end as having been paid in the prior year in accordance with Section 855(a) of the Code. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute these capital gains to common stockholders in cash. If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each common stockholder will (i) be required to report their pro rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro rata share of federal tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. Refer to Note 9 — Distributions to Common Stockholders for further information.

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare, as the plan agent. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their distributions in cash. Any distributions reinvested under the plan will be taxable to a common stockholder to the same extent, and with the same character, as if the common stockholder had received the distribution in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the dollar amount that would have been received if the U.S. stockholder had received the dividend or distribution in cash. The additional common shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Computershare purchases shares in the open market in connection with the obligations under the plan. The dividend reinvestment plan is not open to holders of our preferred stock.

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

As of March 31, 2019 and 2018, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the year ended March 31, 2019. During the year ended March 31, 2018, we transferred our investment in Funko from Level 3 to Level 2 as a result of the initial public offering of Funko, Inc. in November 2017 as our units in Funko can be converted into common shares of Funko, Inc. upon meeting certain requirements; and, in April 2017, we transferred our investment in AquaVenture Holdings Limited, f/k/a Quench Holdings Corp. from Level 2 to Level 1 as a result of the expiration of the lock-up period from the initial public offering in October 2016 and subsequently sold our investment.

As of March 31, 2019 and 2018, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2019:
Secured first lien debt	$331,090	$—	$—		$331,090
Secured second lien debt	75,293	—	—		75,293
Preferred equity	195,377	—	—		195,377
Common equity/equivalents	22,412	—	401	(A)	22,011

Total Investments at March 31, 2019	$624,172	$—	$401		$623,771

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2018:
Secured first lien debt	$305,856	$—	$—		$305,856
Secured second lien debt	97,339	—	—		97,339
Preferred equity	167,150	—	—		167,150
Common equity/equivalents	28,802	—	194	(B)	28,608

Total Investments at March 31, 2018	$599,147	$—	$194		$598,953

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

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of March 31, 2019 and 2018, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs March 31,
	2019	2018
Non-Control/Non-Affiliate Investments
Secured first lien debt	$156,044	$126,913
Secured second lien debt	30,383	30,300
Preferred equity	106,462	61,282
Common equity/equivalents(A)	20,460	28,608

Total Non-Control/Non-Affiliate Investments	313,349	247,103
Affiliate Investments
Secured first lien debt	175,046	173,943
Secured second lien debt	34,910	62,039
Preferred equity	85,606	103,411
Common equity/equivalents	1,551	—

Total Affiliate Investments	297,113	339,393
Control Investments
Secured first lien debt	—	5,000
Secured second lien debt	10,000	5,000
Preferred equity	3,309	2,457
Common equity/equivalents	—	—

Total Control Investments	13,309	12,457

Total investments at fair value using Level 3 inputs	$623,771	$598,953

(A)	Excludes our investment in Funko with a fair value of $0.4 million and $0.2 million as of March 31, 2019 and 2018, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of March 31, 2019 and 2018. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of				Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	March 31, 2019		March 31, 2018				March 31, 2019	March 31, 2018
Secured first lien debt	$313,440	(A)	$286,828	(A)	TEV	EBITDA multiple	5.0x – 8.6x / 6.4x	4.7x – 8.3x / 6.1x

						EBITDA	$1,303 – $20,691 / $7,355	$1,298 – $14,085 / $5,575

						Revenue multiple	0.62x – 1.0x /0.8x	0.3x – 0.7x / 0.6x

						Revenue	$12,574 – $24,857 / $17,785	$15,528 –$30,561 / $24,780

	17,650		19,028		Yield Analysis	Discount Rate	14.6% – 23.1% / 18.5%	19.8% – 21.3% / 20.6%

Secured second lien debt	45,110		87,360	(B)	TEV	EBITDA multiple	5.9x – 6.9x / 6.6x	3.3x – 6.8x / 6.2x

						EBITDA	$4,156 – $6,059 / $5,258	$2,683 – $8,795 / $6,827

						Revenue multiple	0.8x – 0.8x / 0.8x	0.9x – 0.9x / 0.9x

						Revenue	$16,717 – $16,717 / $16,717	$21,439 – $21,439 / $21,439

	30,183		9,979		Yield Analysis	Discount Rate	7.3% – 11.4% / 9.5%	19.4% – 20.9% / 19.5%

Preferred equity(C)	195,377		167,150		TEV	EBITDA multiple	5.0x – 8.6x / 7.3x	3.3x – 8.3x / 6.0x

						EBITDA	$2,382– $20,691 / $7,183	$1,298 – $14,085 / $5,344

						Revenue multiple	0.6x – 1.0x / 0.7x	0.3x – 0.9x / 0.7x

						Revenue	$12,574 – $24,857 / $20,103	$15,528 – $30,561 / $25,303

Common equity/equivalents(D)(E)	22,011		28,608		TEV	EBITDA multiple	5.5x – 8.1x / 7.0x	4.9x – 6.2x / 5.6x

						EBITDA	$1,303 – $17,310 / $11,459	$1,298 – $5,842 / $2,491

						Revenue multiple	0.8x – 0.8x / 0.8x	0.3x – 0.9x / 0.3x

						Revenue	$16,717 – $16,717 / $16,717	$15,528 – $21,439 / $15,543

Total	$623,771		$598,953

(A)

Fair value as of March 31, 2019 includes two proprietary debt investments for a combined $14.2 million, which were valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2018 includes two new proprietary debt investments for a combined $14.5 million, which were valued at cost using the transaction price as the unobservable input, and one proprietary debt investment for $10.0 million, which was valued at the expected payoff amount as the unobservable input.

(B)	Fair value as of March 31, 2018 includes one proprietary debt investment for $13.0 million, which was valued at the expected payoff amount as the unobservable input.
(C)

Fair value as of March 31, 2019 includes two proprietary equity investments for a combined $6.8 million, which were valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2018 includes one proprietary equity investment for $3.4 million, which was valued at the expected payoff amount as the unobservable input.

(D)

Fair value as of March 31, 2019 includes two proprietary equity investments for a combined $2.6 million, which were valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2018 includes two proprietary equity investments for a combined $17.6 million, which were valued at the expected payoff amount as the unobservable input.

(E)	Fair value as of both March 31, 2019 and March 31, 2018 excludes our investment in Funko with a fair value of $0.4 million and $0.2 million, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the years ended March 31, 2019 and 2018 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2019:
Fair value as of March 31, 2018	$305,856	$97,339	$167,150	$28,608	$598,953
Total gain (loss):
Net realized gain (loss)(A)	(10,000)	(10,000)	68,748	18,523	67,271
Net unrealized appreciation (depreciation)(B)	(13,325)	(13,416)	83,923	13,528	70,710
Reversal of previously recorded (appreciation) depreciation upon realization(B)	8,896	10,000	(49,610)	(20,061)	(50,775)
New investments, repayments and settlements(C):
Issuances / originations	82,276	14,070	15,710	—	112,056
Settlements / repayments	(37,613)	(27,700)	—	—	(65,313)
Sales	—	—	(90,544)	(18,587)	(109,131)
Transfers(D)	(5,000)	5,000	—	—	—

Fair value as of March 31, 2019	$331,090	$75,293	$195,377	$22,011	$623,771

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2018:
Fair value as of March 31, 2017	$268,150	$95,040	$113,515	$21,441	$498,146
Total gain (loss):
Net realized gain(A)	—	—	982	—	982
Net unrealized appreciation (depreciation)(B)	(5,640)	(8,453)	42,610	7,195	35,712
Reversal of previously recorded (appreciation) depreciation upon realization(B)	1,881	(1,670)	1,102	868	2,181
New investments, repayments and settlements(C):
Issuances / originations	91,932	27,383	22,216	—	141,531
Settlements / repayments	(42,150)	(23,278)	—	—	(65,428)
Sales	—	—	(13,116)	(896)	(14,012)
Transfers(D)	(8,317)	8,317	(159)	—	(159)

Fair value as of March 31, 2018	$305,856	$97,339	$167,150	$28,608	$598,953

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2019 and 2018.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2019 and 2018.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)

2019: Transfers represents $5.0 million of secured first lien debt of Galaxy Tool Holding Corporation, which was converted into secured second lien debt during the three months ended December 31, 2018.

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

Investment Activity

During the fiscal year ended March 31, 2019, the following significant transactions occurred:

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

•

In October 2018, we invested an additional $15.0 million of secured first lien debt into J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”), which together with our existing $21.0 million secured first lien term loan resulted in a new $36.0 million secured first lien term loan due in October 2023.

•

In October 2018, we exited our equity investment in Country Club Enterprises, LLC, which resulted in a realized loss of $7.7 million. As part of this transaction, we received success fee income of $1.0 million, reduced our existing guaranty to $1.0 million, and amended our existing $4.0 million secured second lien term loan to have a stated interest rate of the London Interbank Offered Rate (“LIBOR”) + 8.0% and mature in February 2022.

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

•

In January 2019, we restructured two of our first lien term loans to SOG with a total cost basis of $18.4 million into a new $8.4 million first lien term loan, which resulted in a realized loss of $10.0 million. The new term loan has a stated interest rate of LIBOR + 4.0% and matures in August 2022. In addition, we invested $1.0 million of preferred equity in SOG.

•

In March 2019, we restructured our existing second lien term loans and delayed draw term loan to The Mountain with a total cost basis of $21.7 million into a new $11.7 million second lien term loan, which resulted in a realized loss of $10.0 million. The new term loan has a stated interest rate of LIBOR + 4.0% and matures in April 2024. In addition, we extended a new $2.9 million first lien line of credit to The Mountain, of which $2.5 million was outstanding as of March 31, 2019. The line of credit has a stated interest rate of LIBOR + 5.0% and matures in April 2020.

Investment Concentrations

As of March 31, 2019, our investment portfolio consisted of investments in 30 portfolio companies located in 16 states across 16 different industries with an aggregate fair value of $624.2 million. Our investments in Nth Degree, Inc., J.R. Hobbs, Brunswick Bowling Products, Inc., Counsel Press, Inc., and Pioneer Square Brands, Inc. represent our five largest portfolio investments at fair value, and collectively comprised $227.8 million, or 36.4%, of our total investment portfolio at fair value as of March 31, 2019.

The following table summarizes our investments by security type as of March 31, 2019 and 2018:

	March 31, 2019				March 31, 2018
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$350,965	59.5%	$331,090	53.0%	$321,303	54.9%	$305,856	51.0%
Secured second lien debt	91,851	15.6	75,293	12.1	110,484	18.9	97,339	16.2

Total debt	442,816	75.1	406,383	65.1	431,787	73.8	403,195	67.2
Preferred equity	144,622	24.5	195,377	31.3	150,708	25.8	167,150	28.0
Common equity/equivalents	2,251	0.4	22,412	3.6	2,351	0.4	28,802	4.8

Total equity/equivalents	146,873	24.9	217,789	34.9	153,059	26.2	195,952	32.8

Total investments	$589,689	100.0%	$624,172	100.0%	$584,846	100.0%	$599,147	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$212,817	34.1%	$136,719	22.8%
Home and Office Furnishings, Housewares, and Durable Consumer Products	102,271	16.4	128,529	21.5
Diversified/Conglomerate Manufacturing	41,235	6.6	29,942	5.0
Leisure, Amusement, Motion Pictures, Entertainment	40,912	6.6	43,048	7.2
Personal and Non-Durable Consumer Products (Manufacturing Only)	40,130	6.4	42,836	7.1
Healthcare, Education, and Childcare	30,022	4.8	—	—
Machinery (Non-agriculture, Non-construction, Non-electronic)	28,905	4.6	21,915	3.7
Containers, Packaging, and Glass	22,009	3.5	21,387	3.6
Farming and Agriculture	19,197	3.1	21,483	3.6
Chemicals, Plastics, and Rubber	16,641	2.7	55,740	9.3
Cargo Transport	15,490	2.5	15,816	2.6
Telecommunications	15,225	2.4	14,000	2.3
Aerospace and Defense	13,309	2.1	12,457	2.1
Beverage, Food, and Tobacco	11,937	1.9	11,605	1.9
Automobile	9,716	1.6	13,830	2.3
Textiles and Leather	—	—	19,407	3.2
Other < 2.0%	4,356	0.7	10,433	1.8

Total investments	$624,172	100.0%	$599,147	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$262,386	42.0%	$221,725	37.0%
West	177,599	28.5	133,774	22.3
Northeast	129,430	20.7	188,911	31.5
Midwest	54,757	8.8	54,737	9.2

Total investments	$624,172	100.0%	$599,147	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2019:

		Amount
For the fiscal years ending March 31:	2020	$98,394
	2021	69,061
	2022	55,621
	2023	97,489
	2024	110,618
	Thereafter	11,700

	Total contractual repayments	$442,883
	Adjustments to cost basis of debt investments	(67)
	Investments in equity securities	146,873

	Total cost basis of investments held as of March 31, 2019:	$589,689

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2019 and 2018, we had gross receivables from portfolio companies of $1.3 million and $0.7 million, respectively. The allowance for uncollectible receivables was $0.8 million and $0.2 million as of March 31, 2019 and 2018, respectively.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2019	2018	2017
Average total assets subject to base management fee(A)	$637,600	$539,800	$496,250
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%

Base management fee(B)	12,752	10,796	9,925
Credits to fees from Adviser — other(B)	(5,509)	(3,674)	(3,506)

Net base management fee	$7,243	$7,122	$6,419

Loan servicing fee(B)	6,827	6,277	6,606
Credits to base management fee — loan servicing fee(B)	(6,827)	(6,277)	(6,606)

Net loan servicing fee	$—	$—	$—

Incentive fee – income-based	$4,419	$6,249	$4,750
Incentive fee – capital gains-based(C)	17,835	4,399	—

Total incentive fee(B)	22,254	10,648	4,750
Credits to fees from Adviser — other(B)	—	—	—

Net total incentive fee	$22,254	$10,648	$4,750

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.2 million, $0.2 million, and $0.3 million for the years ended March 31, 2019, 2018, and 2017, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

Loan Servicing Fee

The Adviser also services the loans held by our wholly-owned subsidiary, Business Investment (the borrower under the Credit Facility), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (less any uninvested cash or cash equivalents resulting from borrowings) during any given calendar year, we treat payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally, and irrevocably credited back to us by the Adviser.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through March 31, 2019, as aggregate unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period. During year ended March 31, 2019, we recorded capital gains-based incentive fees of $17.8 million, which were not contractually due under the terms of the Advisory Agreement. During the year ended March 31, 2018, we recorded capital gains-based incentive fees of $4.4 million, which were not contractually due under the terms of the Advisory Agreement.

Transactions with the Administrator

We pay the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, is a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. From time to time, Gladstone Securities provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from portfolio companies totaled $0.7 million, $0.6 million, and $0.5 million during the years ended March 31, 2019, 2018, and 2017, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2019	2018
Base management and loan servicing fee due to Adviser, net of credits	$1,143	$540
Incentive fee due to Adviser(A)	23,548	6,122
Other due to Adviser	33	9

Total fees due to Adviser	$24,724	$6,671
Fee due to Administrator	$344	$317

Total related party fees due	$25,068	$6,988

(A)

Includes a capital gains-based incentive fee of $22.2 million and $4.4 million as of March 31, 2019 and 2018, respectively, recorded in accordance with GAAP requirements and which is not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions—Transactions with the Adviser—Incentive Fee for additional information.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $12 and $16 as of March 31, 2019 and 2018, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other Assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2019 and 2018, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of March 31, 2019, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of the August 22, 2018 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of March 31,
	2019	2018
Commitment amount	$200,000	$165,000
Borrowings outstanding at cost	53,000	107,000
Availability(A)	147,000	58,000

	For the Years Ended March 31
	2019	2018	2017
Weighted-average borrowings outstanding	$97,866	$67,772	$67,364
Effective interest rate(B)	5.91%	5.42%	4.72%
Commitment (unused) fees incurred	$656	$582	$598

(A)

Availability is subject to various constraints, characteristics, and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $137.5 million and $53.8 million as of March 31, 2019 and 2018, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints and applicable advance rates, which are generally based on the size, characteristics, and quality of the collateral pledged by Business Investment. The Credit Facility also requires that any interest and principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2019 and 2018, respectively.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of March 31, 2019, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2019, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $533.9 million, asset coverage on our senior securities representing indebtedness of 997.6%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2019, we were in compliance with all covenants under the Credit Facility.

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

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our secured second lien term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. ASC Topic 860, “Transfers and Servicing” requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Consolidated Statements of Assets and Liabilities reflect the entire secured second lien term debt investment in Ginsey and a corresponding $5.1 million secured borrowing liability. The secured borrowing has a stated fixed interest rate of 7.0% and a maturity date of January 3, 2021.

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

At March 31, 2019, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus an unused commitment fee of 1.0%. At March 31, 2018, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus an unused commitment fee of 0.5%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of March 31, 2019 and 2018, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of and for the years ended March 31, 2019 and 2018, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements
	Reported in Consolidated
	Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of March 31,
	2019	2018
Credit Facility	$53,000	$107,500

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)
Reported in Consolidated Statements of Assets and Liabilities
Credit
Facility
Year ended March 31, 2019:
Fair value at March 31, 2018	$107,500
Borrowings	205,500
Repayments	(259,500)
Unrealized depreciation	(500)

Fair value at March 31, 2019	$53,000

Year ended March 31, 2018:
Fair value at March 31, 2017	$69,700
Borrowings	132,100
Repayments	(94,800)
Unrealized appreciation	500

Fair value at March 31, 2018	$107,500

The fair value of the collateral under the Credit Facility was $536.3 million and $504.0 million as of March 31, 2019 and 2018, respectively.

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

The shares of Series E Term Preferred Stock are traded under the ticker symbol “GAINL” on the Nasdaq Global Select Market (“Nasdaq”). Our Series E Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.375% per year, payable monthly. We are required to redeem all shares of our outstanding Series E Term Preferred Stock on August 31, 2025, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series E Term Preferred Stock, and (2) if we fail to maintain asset coverage as required by Sections 18 and 61 of the 1940 Act (which is currently 150%) and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series E Term Preferred Stock or otherwise cure the asset coverage redemption trigger (we may also redeem additional securities to cause asset coverage to be up to 200%). We may also voluntarily redeem all or a portion of our Series E Term Preferred Stock at our sole option at the redemption price at any time on or after August 31, 2020.

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

The shares of Series D Term Preferred Stock are traded under the ticker symbol “GAINM” on the Nasdaq. Our Series D Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.25% per year, payable monthly. We are required to redeem all shares of our outstanding Series D Term Preferred Stock on September 30, 2023, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series D Term Preferred Stock, and (2) if we fail to maintain an asset coverage ratio of at least 200% and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series D Term Preferred Stock or otherwise cure the ratio redemption trigger (and we may also redeem additional securities to cause the asset coverage ratio to be 240%). We may also voluntarily redeem all or a portion of our Series D Term Preferred Stock at our sole option at the redemption price at any time on or after September 30, 2018.

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

The following tables summarize our Series B Term Preferred Stock, our Series C Term Preferred Stock, our Series D Term Preferred Stock, and our Series E Term Preferred Stock outstanding as of March 31, 2019 and March 31, 2018:

As of March 31, 2019:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	25.00	57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(B)					5,290,000	$25.00	$132,250
Less: Discounts							(3,768)

Term preferred stock, net(C)							$128,482

As of March 31, 2018:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(3,535)

Term preferred stock, net(C)							$135,615

(A)

We redeemed all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock on August 31, 2018. Our Series D Term Preferred Stock is currently redeemable at our option and our Series E Term Preferred Stock is redeemable at our option any time after August 31, 2020.

(B)	As of March 31, 2019 and 2018, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 309.1% and 237.3%, respectively.
(C)

Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable preferred stock during the years ended March 31, 2019, 2018, and 2017:

For the Year Ended March 31, 2019:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock(A)	Dividend per Share of Series C Term Preferred Stock(A)	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock(B)
April 10, 2018	April 20, 2018	April 30, 2018	$0.140625	$0.135417	$0.13020833	$—
April 10, 2018	May 22, 2018	May 31, 2018	0.140625	0.135417	0.13020833	—
April 10, 2018	June 20, 2018	June 29, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	July 20, 2018	July 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	August 21, 2018	August 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	September 19, 2018	September 28, 2018	—	—	0.13020833	—
September 6, 2018	September 19, 2018	September 28, 2018	—	—	—	0.17265625	(C)
October 9, 2018	October 19, 2018	October 31, 2018	—	—	0.13020833	0.13281250
October 9, 2018	November 20, 2018	November 30, 2018	—	—	0.13020833	0.13281250
October 9, 2018	December 20, 2018	December 31, 2018	—	—	0.13020833	0.13281250
January 8, 2019	January 18, 2019	January 31, 2019	—	—	0.13020833	0.13281250
January 8, 2019	February 20, 2019	February 28, 2019	—	—	0.13020833	0.13281250
January 8, 2019	March 20, 2019	March 29, 2019	—	—	0.13020833	0.13281250

		Total	$0.703125	$0.677085	$1.56249996	$0.96953125

For the Year Ended March 31, 2018:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
April 11, 2017	April 21, 2017	April 28, 2017	$0.140625	$0.135417	$0.13020833
April 11, 2017	May 19, 2017	May 31, 2017	0.140625	0.135417	0.13020833
April 11, 2017	June 21, 2017	June 30, 2017	0.140625	0.135417	0.13020833
July 11, 2017	July 21, 2017	July 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	August 21, 2017	August 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	September 20, 2017	September 29, 2017	0.140625	0.135417	0.13020833
October 10, 2017	October 20, 2017	October 31, 2017	0.140625	0.135417	0.13020833
October 10, 2017	November 20, 2017	November 30, 2017	0.140625	0.135417	0.13020833
October 10, 2017	December 19, 2017	December 29, 2017	0.140625	0.135417	0.13020833
January 9, 2018	January 22, 2018	January 31, 2018	0.140625	0.135417	0.13020833
January 9, 2018	February 16, 2018	February 28, 2018	0.140625	0.135417	0.13020833
January 9, 2018	March 20, 2018	March 30, 2018	0.140625	0.135417	0.13020833

		Total	$1.687500	$1.625004	$1.56249996

For the Year Ended March 31, 2017:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share(D)	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share	Dividend per Series D Term Preferred Share(E)
April 12, 2016	April 22, 2016	May 2, 2016	$0.1484375	$0.140625	$0.135417	$—
April 12, 2016	May 19, 2016	May 31, 2016	0.1484375	0.140625	0.135417	—
April 12, 2016	June 17, 2016	June 30, 2016	0.1484375	0.140625	0.135417	—
July 12, 2016	July 22, 2016	August 2, 2016	0.1484375	0.140625	0.135417	—
July 12, 2016	August 22, 2016	August 31, 2016	0.1484375	0.140625	0.135417	—
July 12, 2016	September 21, 2016	September 30, 2016	0.1484375	0.140625	0.135417	—
October 11, 2016	October 21, 2016	October 31, 2016	—	0.140625	0.135417	0.15190972	(F)
October 11, 2016	November 17, 2016	November 30, 2016	—	0.140625	0.135417	0.13020833
October 11, 2016	December 20, 2016	December 30, 2016	—	0.140625	0.135417	0.13020833
January 10, 2017	January 20, 2017	January 31, 2017	—	0.140625	0.135417	0.13020833
January 10, 2017	February 16, 2017	February 28, 2017	—	0.140625	0.135417	0.13020833
January 10, 2017	March 22, 2017	March 31, 2017	—	0.140625	0.135417	0.13020833

		Total	$0.8906250	$1.687500	$1.625004	$0.80295137

(A)	We voluntarily redeemed all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock on August 31, 2018.
(B)	We issued our Series E Term Preferred Stock on August 22, 2018.
(C)	Represents a combined dividend for the prorated month of August 2018, based upon the issuance date of our Series E Term Preferred Stock, combined with a full month of September 2018.
(D)	We voluntarily redeemed all outstanding shares of our Series A Term Preferred Stock on September 30, 2016.
(E)	We issued our Series D Term Preferred Stock on September 26, 2016.
(F)	Represents a combined dividend for the prorated month of September 2016, based upon the issuance date of our Series D Term Preferred Stock, combined with a full month of October 2016.

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

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2019 and 2018. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of March 31, 2019 and 2018, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of March 31,
	2019	2018
Series B Term Preferred Stock	$—	$41,814
Series C Term Preferred Stock	—	40,862
Series D Term Preferred Stock	58,535	58,282
Series E Term Preferred Stock	76,395	—

Total	$134,930	$140,958

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 5, 2018, we filed a registration statement on Form N-2 (File No. 333-225447), which the SEC declared effective on July 13, 2018. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2019, we had the ability to issue up to an additional $225.3 million in securities under the registration statement.

Common Equity Offerings

In February 2018, we entered into equity distribution agreements with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in what is commonly referred to as an “at-the-market” (“ATM”) program. As of March 31, 2019, we had remaining capacity to sell up to an additional $31.8 million of common stock under the ATM program.

During the year ended March 31, 2019, we sold 168,824 shares of our common stock under the ATM program with Cantor at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then-current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding. In aggregate, the sales during the year ended March 31, 2019 were above our then-current estimated NAV per share.

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

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the years ended March 31, 2019, 2018, and 2017:

	Year Ended March 31,
	2019	2018	2017
Numerator: net increase in net assets resulting from operations	$81,590	$60,687	$44,763
Denominator: basic and diluted weighted-average common shares	32,807,597	32,268,776	30,270,958

Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$2.49	$1.88	$1.48

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90% of our Investment Company Taxable Income. The amount to be paid out as distributions to our common stockholders is determined by our Board of Directors quarterly and is based upon management’s estimate of Investment Company Taxable Income and net long-term capital gains. Based on that estimate, our Board of Directors declares monthly distributions, and supplemental distributions, as appropriate, to common stockholders each quarter and deemed distributions of long-term capital gains annually as of the end of the fiscal year, as applicable.

The U.S. federal income tax characteristics of distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of distributions paid to our common stockholders during the calendar year ended December 31, 2018 was 81.2% from ordinary income and 18.8% from capital gains. The tax characterization of distributions paid to our common stockholders during the calendar year ended December 31, 2017 was 93.8% from ordinary income and 6.2% from capital gains.

We paid the following monthly distributions to our common stockholders for the years ended March 31, 2019, 2018 and 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	April 10, 2018	April 20, 2018	April 30, 2018	$0.067
	April 10, 2018	May 22, 2018	May 31, 2018	0.067
	April 10, 2018	June 6, 2018	June 15, 2018	0.060	(A)
	April 10, 2018	June 20, 2018	June 29, 2018	0.067
	July 10, 2018	July 20, 2018	July 31, 2018	0.067
	July 10, 2018	August 21, 2018	August 31, 2018	0.067
	July 10, 2018	September 19, 2018	September 28, 2018	0.067
	October 9, 2018	October 19, 2018	October 31, 2018	0.068
	October 9, 2018	November 20, 2018	November 30, 2018	0.068
	October 9, 2018	December 6, 2018	December 14, 2018	0.060	(A)
	October 9, 2018	December 20, 2018	December 31, 2018	0.068
	January 8, 2019	January 18, 2019	January 31, 2019	0.068
	January 8, 2019	February 20, 2019	February 28, 2019	0.068
	January 8, 2019	March 20, 2019	March 29, 2019	0.068

		Year ended March 31, 2019:		$0.930

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	April 11, 2017	April 21, 2017	April 28, 2017	$0.064
	April 11, 2017	May 19, 2017	May 31, 2017	0.064
	April 11, 2017	June 5, 2017	June 15, 2017	0.060	(A)
	April 11, 2017	June 21, 2017	June 30, 2017	0.064
	July 11, 2017	July 21, 2017	July 31, 2017	0.064
	July 11, 2017	August 21, 2017	August 31, 2017	0.064
	July 11, 2017	September 20, 2017	September 29, 2017	0.064
	October 10, 2017	October 20, 2017	October 31, 2017	0.065
	October 10, 2017	November 20, 2017	November 30, 2017	0.065
	October 10, 2017	December 5, 2017	December 15, 2017	0.060	(A)
	October 10, 2017	December 19, 2017	December 29, 2017	0.065
	January 9, 2018	January 22, 2018	January 31, 2018	0.065
	January 9, 2018	February 16, 2018	February 28, 2018	0.065
	January 9, 2018	March 20, 2018	March 30, 2018	0.065

		Year Ended March 31, 2018:		$0.894

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2017	April 12, 2016	April 22, 2016	May 2, 2016	$0.0625
	April 12, 2016	May 19, 2016	May 31, 2016	0.0625
	April 12, 2016	June 17, 2016	June 30, 2016	0.0625
	July 12, 2016	July 22, 2016	August 2, 2016	0.0625
	July 12, 2016	August 22, 2016	August 31, 2016	0.0625
	July 12, 2016	September 21, 2016	September 30, 2016	0.0625
	October 11, 2016	October 21, 2016	October 31, 2016	0.0625
	October 11, 2016	November 17, 2016	November 30, 2016	0.0625
	October 11, 2016	December 20, 2016	December 30, 2016	0.0625
	January 10, 2017	January 20, 2017	January 31, 2017	0.0625
	January 10, 2017	February 16, 2017	February 28, 2017	0.0625
	January 10, 2017	March 22, 2017	March 31, 2017	0.0625

		Year Ended March 31, 2017:		$0.75

(A)	Represents a supplemental distribution to common stockholders.

Aggregate cash distributions to our common stockholders declared quarterly and paid for the years ended March 31, 2019, 2018 and 2017 were $30.5 million, $28.9 million, and $22.7 million, respectively, and were declared based on estimates of Investment Company Taxable Income and net long-term capital gains for the respective fiscal years. For each of the fiscal years ended March 31, 2019, 2018, and 2017, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $16.0 million, $8.4 million, and $8.2 million, respectively, of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year. In addition, for each of the fiscal years ended March 31, 2019, 2018, and 2017, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.2 million, $2.1 million, and $2.3 million, respectively, of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year.

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each common stockholder will (i) be required to report their pro rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro rata share of federal tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. In order to use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the year ended March 31, 2019, we elected to retain $50.0 million, or $1.52 per common share, of long-term capital gains and to treat them as deemed distributions to common stockholders. We incurred $10.5 million, or $0.32 per common share, of federal taxes on behalf of common stockholders, which was included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations and in Other Liabilities on our accompanying Consolidated Statements of Assets and Liabilities.

In addition, we recorded a reserve for uncertain tax positions related to potential Virginia state tax exposure related to the deemed distribution of $3.0 million for the year ended March 31, 2019, which was included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations and in Other Liabilities on our accompanying Consolidated Statements of Assets and Liabilities. We have requested clarification of the treatment of deemed distributions with respect to Virginia state taxes from the Virginia Department of Revenue. We expect to obtain such clarification during our fiscal year ending March 31, 2020.

We had no deemed distributions during the years ended March 31, 2018 and 2017.

The components of our net assets on a tax basis were as follows:

	Year Ended March 31,
	2019	2018
Common stock	$33	$33
Capital in excess of par value	366,422	330,661
Cumulative unrealized appreciation of investments	34,330	14,303
Cumulative unrealized appreciation of other	—	(500)
Undistributed ordinary income	15,979	8,401
Undistributed capital gain	13,225	2,132
Other temporary differences	(22,879)	(830)

Net Assets	$407,110	$354,200

For the years ended March 31, 2019 and 2018, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Tax Year Ended March 31,
	2019	2018
Net investment income in excess of distributions	$4,129	$1,591
Accumulated net realized gain in excess of distributions	11,945	(562)
Capital in excess of par value	(16,074)	(1,029)

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. Because we have distributed or intend to distribute 100% of our Investment Company Taxable Income and net long-term capital gains, no income tax provisions have been recorded for the years ended March 31, 2019, 2018, and 2017.

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. We incurred an excise tax of $0.3 million, $0.2 million, and $0.4 million for the calendar years ended December 31, 2018, 2017 and 2016, respectively.

Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2019 and 2018.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation, or regulatory matters will have a material adverse effect on our financial condition, results of operation, or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of March 31, 2019 and 2018, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.7 million and $0.3 million as of March 31, 2019 and March 31, 2018, respectively.

Financial Commitments and Obligations

We may have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of March 31, 2019 and 2018 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of March 31, 2019 and 2018, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of March 31, 2019 and 2018 to be immaterial.

As of March 31, 2019, the following guaranty was outstanding:

•

In February 2010, we executed a continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (“DLL” f/k/a Agricredit Acceptance, LLC) and CCE. The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. In October 2018, we reduced the guaranty from $2.0 million to $1.0 million.

The following table summarizes the principal balances of unused line of credit and delayed draw term loan commitments and guaranties as of March 31, 2019 and 2018, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of March 31,
	2019	2018
Unused line of credit and delayed draw term loan commitments	$1,259	$6,284
Guaranties	1,000	2,000

Total	$2,259	$8,284

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended March 31,
	2019	2018	2017	2016	2015
Per Common Share Data:
Net asset value at beginning of year (A)	$10.85	$9.95	$9.22	$9.18	$8.34
Income from investment operations(B)
Net investment income	0.23	0.68	0.74	0.68	0.75
Net realized gain (loss) on investments and other	2.04	0.04	0.51	(0.15)	—
Taxes on deemed distributions of long-term capital gains	(0.41)	—	—	—	—
Net unrealized appreciation of investments and other	0.63	1.16	0.23	0.29	1.13

Total from investment operations	2.49	1.88	1.48	0.82	1.88

Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.69)	(0.84)	(0.75)	(0.64)	(0.77)
Cash distributions to common stockholders from realized gains(C)	(0.24)	(0.05)	—	(0.11)	—
Discounts, commissions, and offering costs	—	(0.03)	—	(0.01)	(0.03)
Net dilutive effect of equity offering(D)	—	(0.04)	—	(0.03)	(0.22)

Total from equity capital activity	(0.93)	(0.96)	(0.75)	(0.79)	(1.02)

Other, net(B)(E)	(0.01)	(0.02)	—	0.01	(0.02)

Net asset value at end of year(A)	$12.40	$10.85	$9.95	$9.22	$9.18

Per common share market value at beginning of year	$10.10	$9.07	$7.02	$7.40	$8.27
Per common share market value at end of year	11.60	10.10	9.07	7.02	7.40
Total investment return(F)	24.95%	21.82%	41.58%	4.82%	11.96%
Common stock outstanding at end of year(A)	32,822,459	32,653,635	30,270,958	30,270,958	29,775,958

Statement of Assets and Liabilities Data:
Net assets at end of year	$407,110	$354,200	$301,082	$279,022	$273,429
Average net assets(G)	391,786	328,533	294,030	276,293	229,350

Senior Securities Data:
Total borrowings, at cost	$58,096	$112,096	$74,796	$100,096	$123,896
Mandatorily redeemable preferred stock(H)	132,250	139,150	139,150	121,650	81,400

Ratios/Supplemental Data:
Ratio of net expenses to average net assets(I)	13.30%	11.08%	10.02%	10.94%	9.48%
Ratio of net investment income to average net assets(J)	1.92	6.68	7.63	7.50	8.68

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding year, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding year.
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
(E)

Represents the impact of the different share amounts (weighted-average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the Per Common Share Data calculations and rounding impacts.

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

(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets would have been 16.45%, 14.11%, 13.46%, 14.50%, and 12.90%, for the fiscal years ended March 31, 2019, 2018, 2017, 2016, and 2015, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets would have been (1.22)%, 3.66%, 4.19%, 3.94%, and 5.26% for the fiscal years ended March 31, 2019, 2018, 2017, 2016, and 2015, respectively.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

Year ended March 31, 2019	Quarter Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Total investment income	$15,504	$13,091	$14,965	$16,103
Net investment income (loss)	58	(3,994)	6,022	5,455
Net increase in net assets resulting from operations	32,327	30,364	16,491	2,408
Net increase in net assets resulting from operations per weighted-average common share – basic & diluted	0.99	0.93	0.50	0.06

Year ended March 31, 2018	Quarter Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Total investment income	$13,620	$13,132	$16,184	$15,419
Net investment income	5,435	5,750	7,531	3,244
Net increase in net assets resulting from operations	8,141	13,556	17,144	21,846
Net increase in net assets resulting from operations per weighted-average common share – basic & diluted	0.26	0.42	0.53	0.67

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

We had one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the years ended March 31, 2019, 2018 and 2017. Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for Galaxy as of March 31, 2019 and 2018 and for the years ended March 31, 2019, 2018, and 2017.

		As of March 31,			For the Year Ended March 31,
Portfolio Company	Balance Sheet	2019	2018	Income Statement	2019	2018	2017
Galaxy Tool	Current assets	$7,278	$7,644	Net sales	$24,611	$27,816	$24,158
Holding Corporation	Noncurrent assets	15,354	15,600	Gross profit	3,246	4,602	4,465
	Current liabilities	4,771	5,508	Net (loss) income	(276)	1,798	251
	Noncurrent liabilities	15,306	14,883

Galaxy was incorporated in Delaware on August 22, 2008 and is headquartered in Winfield, Kansas. Galaxy is a leading designer and manufacturer of precision tools for the aerospace industry and of injection and blow molds for the plastics industry.

NOTE 15. SUBSEQUENT EVENTS

Distributions and dividends

In April 2019, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
April 22, 2019	April 30, 2019	$0.068		$0.13020833	$0.13281250
May 22, 2019	May 31, 2019	0.068		0.13020833	0.13281250
June 5, 2019	June 14, 2019	0.090	(A)	—	—
June 19, 2019	June 28, 2019	0.068		0.13020833	0.13281250

	Total for the Quarter:	$0.294		$0.39062499	$0.39843750

(A)	Represents a supplemental distribution to common stockholders.

Investment Activity

In April 2019, we sold our investment in Tread, which had a cost basis and fair value of $7.7 million and $4.4 million, respectively, as of March 31, 2019. In connection with the sale, we received net cash proceeds of $4.4 million, including the repayment of our debt investment of $3.2 million at par.

In April 2019, we sold our investment in Jackrabbit Inc., which had a cost basis and fair value of $14.7 million and $19.2 million, respectively, as of March 31, 2019. In connection with the sale, we received net cash proceeds of $19.7 million, including the repayment of our debt investment of $11.0 million at par.

In April and May 2019, we extended a line of credit to J.R. Hobbs with a total commitment amount of $10.0 million at a stated interest rate of LIBOR + 10.25%, which matures in October 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of March 31, 2019 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Executive Compensation” and “Director Compensation For Fiscal 2019.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2019 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock Due 2023, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

3.1.b	Certificate of Designation of 6.375% Series E Cumulative Term Preferred Stock Due 2025, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.25% Series D Cumulative Term Preferred Stock Due 2023 Stock Certificate, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

4.3	Specimen 6.375% Series E Cumulative Term Preferred Stock Due 2025 Stock Certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

4.4*	Description of Securities

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

10.2	Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit j to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.3	Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 814-00704), filed June 14, 2006.

10.4	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 814-00704), filed June 14, 2006.

10.5	Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated October 19, 2006, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.6	Amendment No. 1 to Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated April 14, 2009, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.7	Fifth Amended and Restated Credit Agreement, dated as of April 30, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, the Financial Institutions as party thereto, and Key Equipment Finance, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 2, 2013.

10.8	Joinder Agreement, dated as of June 12, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and EverBank Commercial Finance, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.9	Joinder Agreement, dated as of June 12, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and AloStar Bank of Commerce, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.10	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, the Financial Institutions as party thereto, and Key Equipment Finance, a division of KeyBank National Association, by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed June 30, 2014.

10.11	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and East West Bank, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.12	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Manufacturers and Traders Trust, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.13	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Customers Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.14	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Talmer Bank and Trust, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.15	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated November 16, 2016, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Keybank National Association, AloStar Bank of Commerce, Manufacturers and Traders Trust, East West Bank, Chemical Bank (as successor in interest to Talmer Bank and Trust) and Customers Bank, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 811-23191), filed November 17, 2016.

10.16	Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated January 20, 2017, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Keybank National Association, AloStar Bank of Commerce, Manufacturers and Traders Trust, East West Bank, Chemical Bank (as successor in interest to Talmer Bank and Trust) and Customers Bank, incorporated by reference to Exhibit 2.k.12 to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-204996), filed May 11, 2017.

10.17	Amendment No. 4 to Fifth Amended and Restated Credit Agreement, dated as of August 22, 2018 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 23, 2018.

14	Code of Ethics and Business Conduct, updated January 28, 2013, incorporated by reference to Exhibit 2.r to the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181979), filed June 7, 2013.

21*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Report of Registered Public Accounting Firm

*	Filed herewith
†	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 13, 2019	By:	/s/ JULIA RYAN
Julia Ryan
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2019	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 13, 2019	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman and Chief Operating Officer

Date: May 13, 2019	By:	/s/ JULIA RYAN
Julia Ryan
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 13, 2019	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 13, 2019	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 13, 2019	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 13, 2019	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

Date: May 13, 2019	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

Date: May 13, 2019	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2018	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2019
AFFILIATE INVESTMENTS – 72.8%
Secured First Lien Debt – 42.8%
Automobile – 1.4%
Meridian Rack & Pinion, Inc. – Term Debt (L+11.5%, 14.0% Cash, Due 6/2019)(K)	$9,660	$—	$891	$8,018	$—	$—	$(2,222)	$5,796
Beverage, Food, and Tobacco – 2.2%
Head Country, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 2/2021)	9,050	—	1,168	9,050	—	—	—	9,050
Diversified/Conglomerate
Manufacturing – 4.6%
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(M)	10,796	—	965	7,028	2,000	—	(1,913)	7,115
Edge Adhesives Holdings, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 2/2022)	9,300	—	1,200	8,742	—	—	209	8,951
Edge Adhesives Holdings, Inc. – Term Debt (L+11.8%, 14.2% Cash, Due 2/2022)	3,000	—	381	2,268	600	—	34	2,902

		—	2,546	18,038	2,600	—	(1,670)	18,968
Diversified/Conglomerate Services – 14.2%
ImageWorks Display and Marketing Group, Inc. – Line of Credit	—	—	—	300	—	(300)	—	—
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 11/2022)	22,000	—	2,951	22,000	—	—	—	22,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 12.7% Cash, Due 10/2023)	36,000	—	4,317	21,000	15,000	—	—	36,000

		—	7,268	43,300	15,000	(300)	—	58,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.2%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 1/2023)	17,700	—	2,535	17,700	—	—	—	17,700
Old World Christmas, Inc. – Term Debt (L+11.3%, 13.7% Cash, Due 10/2019)	15,770	—	2,655	15,770	—	—	—	15,770

		—	5,190	33,470	—	—	—	33,470

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/ Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2018	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2019
Leisure, Amusement, Motion Pictures, and Entertainment – 2.2%
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.5% Cash, Due 8/2020)(K)(Q)	8,399	—	—	—	8,399	—		8,399
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)	538	—	—	440	—	—	98	538
SOG Specialty Knives & Tools, LLC – Term Debt(Q)	—	—	145	6,200	—	(6.200)	—	—
SOG Specialty Knives & Tools, LLC – Term Debt(Q)	—	(10,000)	316	8.827	—	(12,200)	3,373	—

		(10,000)	461	15,467	8,399	(18,400)	3,471	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.3%
The Mountain Corporation – Line of Credit, $400 available (L+5.0%, 9.0% Cash, Due 4/2020)(O)	2,500	—	2	—	2,500	—	—	2,500
Pioneer Square Brands, Inc. – Line of Credit	—	—	40	2,400	600	(3,000)	—	—
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 14.5% Cash, Due 8/2022)	23,100	—	3,117	21,000	2,100	—	—	23,100

		—	3,159	23,400	5,200	(3,000)	—	25,600
Telecommunications – 3.7%
B+T Group Acquisition, Inc. – Line of Credit, $175 available (L+11.0%, 13.5% Cash, Due 12/2021)(O)	1,225	—	31	—	1,225	—	—	1,225
B+T Group Acquisition, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)	14,000	—	1,878	14,000	—	—	—	14,000

		—	1,909	14,000	1,225	—	—	15,225
Textiles and Leather – 0.0%
Logo Sportswear, Inc. – Term Debt(N)	—	—	346	9,200	—	(9,200)	—	—

Total Secured First Lien Debt		$(10,000)	$22,938	$173,943	$32,424	$(30,900)	$(421)	$175,046

Secured Second Lien Debt – 8.6%
Chemicals, Plastics, and Rubber – 4.1%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 14.5% Cash, Due 1/2024)(K)	26,618	$—	$285	$24,618	$2,000	$—	$(9,977)	$16,641

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/ Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2018	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2019
Diversified/Conglomerate Manufacturing – 3.2%
Alloy Die Casting Co. – Term Debt (L+4.0%, 6.5% Cash, Due 4/2021)	$12,215	$—	$874	$9,161	$—	$—	$2,871	$12,032
Alloy Die Casting Co. – Term Debt (L+4.0%, 6.5% Cash, Due 4/2021)	175	—	45	131	—	—	41	172
Alloy Die Casting Co. – Term Debt (L+4.0%, 6.5% Cash, Due 4/2021)	910	—	57	687	—	—	209	896

		—	976	9,979	—	—	3,121	13,100
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Cambridge Sound Management, Inc. – Term Debt(N)	—	—	2,054	16,000	—	(16,000)	—	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.3%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(K)(Q)	11,700	—	—	—	11,700	—	(6,531)	5,169
The Mountain Corporation – Term Debt(Q)	—	(10,000)	109	8,692	—	(18,600)	9,908	—
The Mountain Corporation – Term Debt(Q)	—	—	—	1,000	—	(1,000)	—	—
The Mountain Corporation – Term Debt(Q)	—	—	—	1,500	—	(1,500)	—	—
The Mountain Corporation – Delayed Draw Term Debt(Q)	—	—	—	250	350	(600)	—	—

		(10,000)	109	11,442	12,050	(21,700)	(3,377)	5,169

Total Secured Second Lien Debt		$(10,000)	$3,424	$62,039	$14,050	$(37,700)	$(3,479)	$34,910

Preferred Equity – 21.0%
Automobile – 0.0%
Meridian Rack & Pinion, Inc. – Preferred Stock	3,381	$—	$—	$802	$—	$—	$(802)	$—
Beverage, Food, and Tobacco – 0.7%
Head Country, Inc. – Preferred Stock	4,000	—	—	2,555	—	—	332	2,887
Cargo Transport – 0.0%
NDLI, Inc. – Preferred Stock(N)	—	(3,600)	—	—	—	(3,600)	3,600	—
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock	58,598	—	—	3,016	750	—	(3,766)	—

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/ Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2018	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2019
Diversified/Conglomerate Manufacturing – 1.9%
Alloy Die Casting Co. – Preferred Stock	5,114	$—	$—	$—	$—	$—	$7,616	$7,616
Channel Technologies Group, LLC – Preferred Stock	2,279	—	—	—	—	—	—	—
Edge Adhesives Holdings, Inc. – Preferred Stock	3,774	—	—	1,925	—	—	(1,925)	—

		—	—	1,925	—	—	5,691	7,616
Diversified/Conglomerate Services – 6.5%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock	67,490	—	—	9,422	—	—	(896)	8,526
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock	5,920	—	—	14,480	—	—	3,342	17,822

		—	—	23,902	—	—	2,446	26,348
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.7%
Brunswick Bowling Products, Inc. – Preferred Stock	4,943	—	—	16,615	—	—	7,132	23,747
Cambridge Sound Management, Inc. – Preferred Stock(N)	—	66,012	—	26,178	—	(4,500)	(21,678)	—
Old World Christmas, Inc. – Preferred Stock	6,180	—	—	10,411	—	—	5,498	15,909

		66,012	—	53,204	—	(4,500)	(9,048)	39,656
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock	11,249	—	—	—	1,500	—	(1,361)	139
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.2%
The Mountain Corporation – Preferred Stock	6,899	—	—	—	—	—	—	—
Pioneer Square Brands, Inc. – Preferred Stock	5,502	—	—	7,800	—	—	1,160	8,960

		—	—	7,800	—	—	1,160	8,960
Telecommunications – 0.0%
B+T Group Acquisition, Inc. – Preferred Stock	12,841	—	—	—	—	—	—	—

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2018	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2019
Textiles and Leather – 0.0%
Logo Sportswear, Inc. – Preferred Stock(N)	—	13,013	—	10,207	—	(1,096)	(9,111)	—

Total Preferred Equity		$75,425	$—	$103,411	$2,250	$(9,196)	$(10,859)	$85,606

Common Equity – 0.4%
Cargo Transport – 0.0%
NDLI, Inc. – Common Stock(N)	—	$—	$—	$—	$—	$—	$—	$—
Diversified/Conglomerate Manufacturing – 0.4%
Alloy Die Casting Co. – Common Stock	630	—	—	—	—	—	1,551	1,551
Channel Technologies Group, LLC – Common Stock	2,319,184	—	—	—	—	—	—	—
D.P.M.S., Inc. – Common Stock	627	—	—	—	—	—	—	—

		—	—	—	—	—	1,551	1,551
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock	751	—	—	—	—	—	—	—

Total Common Equity		$—	$—	$—	$—	$—	$1,551	$1,551

TOTAL AFFILIATE INVESTMENTS		$55,425	$26,362	$339,393	$48,724	$(77,796)	$(13,209)	$297,113

CONTROL INVESTMENTS – 3.2%:
Secured First Lien Debt – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2019 (P)	$—	$—	$—	$5,000	$—	$(5,000)	$—	$—
Secured Second Lien Debt – 2.4%
Aerospace and Defense – 2.4%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2019)(P)	$5,000	$—	341	$—	$5,000	$—	$—	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)	$5,000	$—	2,507	$5,000	$—	$—	$—	$5,000

		$—	$2,848	$5,000	$5,000	$—	$—	$10,000

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2018	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2019
Preferred Equity – 0.8%
Aerospace and Defense – 0.8%
Galaxy Tool Holding Corporation – Preferred Stock	5,517,444	$—	$—	$2,457	$—	$—	$852	$3,309
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock	88,843	$—	$—	$—	$—	$—	$—	$—

TOTAL CONTROL INVESTMENTS		$—	$2,848	$12,457	$5,000	$(5,000)	$852	$13,309

TOTAL AFFILIATE AND CONTROL INVESTMENTS		$55,425	$29,210	$351,850	$53,724	$(82,796)	$(12,356)	$310,422

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted.
(C)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”), which was 2.5% as of March 31, 2019. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2019.
(E)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the Financial Accounting Standards Board Accounting Standard Codification 820 fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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

(K)	Debt security is on non-accrual status.
(L)	Debt security does not have a stated current interest rate.
(M)	Debt security has a fixed interest rate.
(N)	Investment was exited during the year ended March 31, 2019.
(O)	New investment during the year ended March 31, 2019.
(P)	The debt investment in Galaxy Tool Holding Corporation was converted from secured first lien debt to secured second lien debt during the year ended March 31, 2019.
(Q)	Investment was restructured during the year ended March 31, 2019.

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