Form 10-Q
period 2019-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2019-07-31
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of July 30, 2019 was 32,822,459.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2019	March 31, 2019
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $268,383 and $254,002, respectively)	$327,365	$313,750
Affiliate investments (Cost of $309,855 and $314,175, respectively)	293,292	297,113
Control investments (Cost of $21,512 and $21,512 respectively)	10,529	13,309
Cash and cash equivalents	1,960	1,702
Restricted cash and cash equivalents	2,058	1,903
Interest receivable	2,758	2,808
Due from administrative agent	900	1,285
Deferred financing costs, net	1,602	1,730
Other assets, net	1,482	1,500

TOTAL ASSETS	$641,946	$635,100

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $73,500 and $53,000, respectively)	$73,795	$53,000
Secured borrowing	5,096	5,096

Total borrowings	78,891	58,096
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 6,500,000 shares authorized; 5,290,000 shares issued and outstanding, net	128,652	128,482
Accounts payable and accrued expenses	766	892
Fees due to Adviser(A)	24,594	24,724
Fee due to Administrator(A)	314	344
Other liabilities	5,223	15,452

TOTAL LIABILITIES	$238,440	$227,990

Commitments and contingencies(B)
NET ASSETS	$403,506	$407,110

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 32,822,459 shares issued and outstanding	$33	$33
Capital in excess of par value	366,083	366,422
Cumulative net unrealized appreciation of investments	31,436	34,483
Cumulative net unrealized appreciation of other	(295)	—
Overdistributed net investment income	(3,151)	(7,343)
Accumulated net realized gain in excess of distributions	9,400	13,515

Total distributable earnings	37,390	40,655

TOTAL NET ASSETS	$403,506	$407,110

NET ASSET VALUE PER SHARE AT END OF PERIOD	$12.29	$12.40

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2019	2018
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$5,840	$6,266
Affiliate investments	5,809	6,829
Control investments	214	209
Cash and cash equivalents	12	10

Total interest income	11,875	13,314
Dividend income
Non-Control/Non-Affiliate investments	2,115	66
Affiliate investments	3,080	—

Total dividend income	5,195	66
Success fee income
Non-Control/Non-Affiliate investments	240	124
Control investments	—	2,000

Total success fee income	240	2,124

Total investment income	17,310	15,504

EXPENSES
Base management fee(A)	3,171	3,111
Loan servicing fee(A)	1,752	1,740
Incentive fee(A)	1,569	7,586
Administration fee(A)	314	285
Interest expense on borrowings	1,059	1,742
Dividends on mandatorily redeemable preferred stock	2,090	2,251
Amortization of deferred financing costs and discounts	373	367
Professional fees	504	411
Other general and administrative expenses	597	653

Expenses before credits from Adviser	11,429	18,146

Credits to base management fee – loan servicing fee(A)	(1,752)	(1,740)
Credits to fees from Adviser – other(A)	(1,222)	(960)

Total expenses, net of credits to fees	8,455	15,446

NET INVESTMENT INCOME	$8,855	$58

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	530	13,786
Affiliate investments	3	322

Total net realized gain	533	14,108
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(766)	(3,741)
Affiliate investments	499	18,571
Control investments	(2,780)	3,238
Other	(295)	93

Total net unrealized (depreciation) appreciation	(3,342)	18,161

Net realized and unrealized (loss) gain	(2,809)	32,269

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,046	$32,327

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.27	$—

Net increase in net assets resulting from operations	$0.18	$0.99

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	32,822,459	32,762,848

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2019	2018
NET ASSETS, MARCH 31	$407,110	$354,200
OPERATIONS
Net investment income	8,855	58
Net realized gain on investments	533	14,108
Net unrealized (depreciation) appreciation of investments	(3,047)	18,068
Net unrealized (appreciation) depreciation of other	(295)	93

Net increase in net assets from operations	6,046	32,327

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.20 per share)	(6,523)	(6,914)
Distributions to common stockholders from realized gains ($0.09 and $0.06 per share, respectively)	(3,127)	(1,641)

Net decrease in net assets from distributions	(9,650)	(8,555)

CAPITAL ACTIVITY
Issuance of common stock	—	1,873
Discounts, commissions, and offering costs for issuance of common stock	—	(37)

Net increase in net assets from capital activity	—	1,836

NET (DECREASE) INCREASE IN NET ASSETS	(3,604)	25,608

NET ASSETS, JUNE 30	$403,506	$379,808

(A)	Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$6,046	$32,327
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(51,230)	(30,052)
Principal repayments of investments	32,986	14,514
Net proceeds from the sale of investments	8,494	17,548
Net realized (gain) loss on investments	(533)	(14,108)
Net unrealized depreciation (appreciation) of investments	3,047	(18,068)
Net unrealized appreciation (depreciation) of other	295	(93)
Amortization of premiums, discounts, and acquisition costs, net	(5)	(5)
Amortization of deferred financing costs and discounts	373	367
Bad debt expense, net of recoveries	103	251
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(292)	367
Decrease in due from administrative agent	386	584
Decrease in other assets, net	549	166
Decrease in accounts payable and accrued expenses	(143)	(127)
(Decrease) increase in fees due to Adviser(A)	(130)	6,115
Decrease in fee due to Administrator(A)	(30)	(32)
(Decrease) increase in other liabilities	(10,228)	929

Net cash (used in) provided by operating activities	(10,312)	10,683

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1,873
Discounts, commissions, and offering costs for issuance of common stock	—	(28)
Proceeds from line of credit	74,500	37,900
Repayments on line of credit	(54,000)	(42,400)
Deferred financing and offering costs	(125)	(126)
Distributions paid to common stockholders	(9,650)	(8,555)

Net cash provided by (used in) financing activities	10,725	(11,336)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	413	(653)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,605	3,967

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,018	$3,314

CASH PAID FOR INTEREST	$703	$1,743

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 81.3%
Secured First Lien Debt – 42.0%
Containers, Packaging, and Glass – 2.4%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 3/2021)(L)	$9,500	$9,500	$9,500
Diversified/Conglomerate Services – 23.5%
Bassett Creek Restoration, Inc. – Term Debt (L+10.0%, 12.4% Cash, Due 4/2023)(L)	29,000	29,000	29,000
Counsel Press, Inc. – Term Debt (L+11.8%, 14.1% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 15.4% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Horizon Facilities Services, Inc. – Line of Credit, $2,000 available (L+7.0%, 10.0% Cash, Due 6/2020)(L)	1,000	1,000	1,000
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(L)	27,700	27,700	27,700
Nth Degree, Inc. – Term Debt (L+11.5%, 13.9% Cash, Due 3/2023)(L)	13,290	13,290	13,290

		94,490	94,490
Healthcare, Education, and Childcare – 5.0%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023) (L)	20,000	20,000	20,000
Leisure, Amusement, Motion Pictures, and Entertainment – 6.1%
Schylling, Inc. – Term Debt (L+11.0%, 13.4% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.4% Cash, Due 8/2024)(L)	8,500	8,500	8,500
Schylling, Inc. – Term Debt (L+11.0%, 13.4% Cash, Due 8/2024)(L)	3,000	3,000	3,000

		24,581	24,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 5.0%
SBS Industries, LLC – Term Debt (L+12.0%, 14.4% Cash, Due 6/2020)(L)	19,957	19,957	19,957

Total Secured First Lien Debt		$168,528	$168,528

Secured Second Lien Debt – 7.5%
Automobile – 0.9%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.4% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,820
Country Club Enterprises, LLC – Guaranty ($1,000)(T)	—	—	—

		4,000	3,820

Cargo Transport – 3.3%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.4% Cash, Due 11/2022)(K)	13,000	12,938	13,260
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.3%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,238	$30,380

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
Preferred Equity – 27.5%
Containers, Packaging, and Glass – 0.4%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1,456
Diversified/Conglomerate Services – 19.5%
Bassett Creek Restoration, Inc. – Preferred Stock(C)(L)	4,900	4,900	—
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	18,124
Horizon Facilities Services, Inc. – Preferred Stock(C)(L)	10,080	10,080	10,080
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	50,394

		27,635	78,598
Healthcare, Education, and Childcare – 2.1%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	8,636
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.7%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	15,008
Leisure, Amusement, Motion Pictures, and Entertainment – 0.7%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	2,797
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.1%
SBS Industries, LLC – Preferred Stock(C)(L)	27,705	2,771	4,546
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)	2,500	14,399	—

Total Preferred Equity		$68,321	$111,041

Common Equity/Equivalents – 4.3%
Cargo Transport – 0.7%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$2,792
Containers, Packaging, and Glass – 2.6%
Frontier Packaging, Inc. – Common Stock(C)(L)	153	153	10,633
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.9%
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	3,604
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	23,487	113	387

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	$300	$—

Total Common Equity		$1,296	$17,416

Total Non-Control/Non-Affiliate Investments		$268,383	$327,365

AFFILIATE INVESTMENTS(O) – 72.8%
Secured First Lien Debt – 42.2%
Automobile – 1.2%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 13.9% Cash, Due 6/2019)(G)(K)(U)	$9,660	$9,660	$4,830
Beverage, Food, and Tobacco – 2.2%
Head Country, Inc. – Term Debt (L+10.5%, 12.9% Cash, Due 2/2021)(L)	9,050	9,050	9,050
Diversified/Conglomerate Manufacturing – 5.0%
D.P.M.S., Inc. – Line of Credit, $750 available (L+6.5%, 9.0% Cash, (0.5% Unused Fee), Due 10/2021)(L)	250	250	250
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	10,796	10,796	8,066
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.9% Cash, Due 2/2022)(K)	9,300	9,300	8,835
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 14.1% Cash, Due 2/2022)(K)	3,000	3,000	2,865

		23,346	20,016
Diversified/Conglomerate Services – 16.9%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.4% Cash, Due 11/2022)(L)	22,000	22,000	22,000
J.R. Hobbs Co. – Atlanta, LLC – Line of Credit, $0 available (L+10.3%, 12.6% Cash, Due 10/2019)(L)	10,000	10,000	10,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 12.6% Cash, Due 10/2023)(L)	36,000	36,000	36,000

		68,000	68,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.4%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.4% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Leisure, Amusement, Motion Pictures, and Entertainment – 2.2%
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.4% Cash, Due 8/2022)(G)(L)	8,399	8,399	8,399

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.3%
The Mountain Corporation – Line of Credit, $400 available (L+5.0%, 9.0% Cash, Due 4/2020)(L)	2,500	2,500	2,500
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 14.4% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		25,600	25,600
Telecommunications – 4.0%
B+T Group Acquisition, Inc.(M) – Line of Credit, $875 available (L+11.0%, 13.4% Cash, Due 12/2021)(L)	1,925	1,925	1,925
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.5% Cash, Due 12/2021)(L)	14,000	14,000	14,000

		15,925	15,925

Total Secured First Lien Debt		$178,218	$170,058

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 8.9%
Chemicals, Plastics, and Rubber – 4.4%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 14.4% Cash, Due 1/2024)(G)(L)	$26,618	$26,618	$17,921
Diversified/Conglomerate Manufacturing – 3.3%
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.4% Cash, Due 4/2021)(K)	12,215	12,215	12,154
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.4% Cash, Due 4/2021)(K)	175	175	174
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.4% Cash, Due 4/2021)(K)	910	910	905

		13,300	13,233
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.2%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	4,941

Total Secured Second Lien Debt		$51,618	$36,095

Preferred Equity – 19.2%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$—
Beverage, Food, and Tobacco – 1.1%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	4,310
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	58,598	9,730	—
Diversified/Conglomerate Manufacturing – 1.9%
Alloy Die Casting Co.(M) – Preferred Stock(C)(L)	5,114	5,114	7,786
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	—

		10,729	7,786
Diversified/Conglomerate Services – 4.3%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	7,785
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	5,920	5,920	9,530

		12,669	17,315
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.5%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	23,079
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	15,107

		11,123	38,186
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	11,749	11,749	136
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.4%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	9,336

		12,399	9,336
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	—

Total Preferred Equity		$79,976	$77,069

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
Common Equity – 2.5%
Diversified/Conglomerate Manufacturing – 2.5%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	$41	$10,070
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		42	10,070
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Common Stock Warrant(C)(L)(M)	3.5%	—	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$43	$10,070

Total Affiliate Investments		$309,855	$293,292

CONTROL INVESTMENTS(P) – 2.5%:
Secured Second Lien Debt – 2.4%
Aerospace and Defense – 2.4%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 7.0% Cash (1.0% Unused Fee), Due 8/2019)(L)	$5,000	$5,000	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)(L)	5,000	5,000	5,000

		$10,000	$10,000

Preferred Equity – 0.1%
Aerospace and Defense – 0.1%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$529
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$10,529

TOTAL INVESTMENTS – 156.6%		$599,750	$631,186

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $559.8 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2019, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 2.4% as of June 30, 2019. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2019.
(E)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(F)

Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(G)	Debt security is on non-accrual status.
(H)

$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2019.

(I)	Debt security has a fixed interest rate.
(J)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(K)

Fair value was based on internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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

(T)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(U)	Subsequent to June 30, 2019, the investment maturity date was extended to December 2019.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 77.2%
Secured First Lien Debt – 38.4%
Containers, Packaging, and Glass – 2.3%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 3/2021)(L)	$9,500	$9,500	$9,500
Diversified/Conglomerate Services – 16.0%
Bassett Creek Restoration, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 4/2023)(L)	28,000	28,000	28,000
Counsel Press, Inc. – Term Debt (L+11.8%, 14.2% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 15.5% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (L+11.5%, 14.0% Cash, Due 3/2023)(L)	13,290	13,290	13,290

		64,790	64,790
Farming and Agriculture – 2.7%
Jackrabbit, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 12/2020)(Q)(T)	11,000	11,000	11,000
Healthcare, Education, and Childcare – 4.9%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023(L)	20,000	20,000	20,000
Leisure, Amusement, Motion Pictures, and Entertainment – 6.8%
Schylling, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 8/2019)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 8/2019)(L)	8,500	8,500	8,500
Schylling, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 8/2019)(L)	6,000	6,000	6,000

		27,581	27,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 4.9%
SBS Industries, LLC – Term Debt (L+12.0%, 14.5% Cash, Due 6/2020)(L)	19,957	19,957	19,957
Oil and Gas – 0.8%
Tread Corporation – Line of Credit, $634 available (L+10.0%, 12.5% Cash, Due 3/2021)(Q)(T)	3,216	3,216	3,216
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Line of Credit, $50 available (L+0.3%, 2.7% Cash (0.8% Unused Fee), Due 12/2019)(G)(L)	4,600	4,600	—
B-Dry, LLC – Term Debt (L+0.3%, 2.7% Cash, Due 12/2019)(G)(L)	6,443	6,443	—
B-Dry, LLC – Term Debt (L+0.3%, 2.7% Cash, Due 12/2019)(G)(L)	840	840	—

		11,883	—

Total Secured First Lien Debt		$167,927	$156,044

Secured Second Lien Debt – 7.5%
Automobile – 1.0%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.5% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,920
Country Club Enterprises, LLC – Guaranty ($1,000)(U)	—	—	—

		4,000	3,920
Cargo Transport – 3.2%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.5% Cash, Due 11/2022)(K)	13,000	12,933	13,163
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.3%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,233	$30,383

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
Preferred Equity – 26.2%
Containers, Packaging, and Glass – 0.4%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1,428
Diversified/Conglomerate Services – 15.6%
Bassett Creek Restoration, Inc. – Preferred Stock(C)(L)	4,900	4,900	—
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	16,720
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	46,958

		17,555	63,678
Farming and Agriculture – 1.4%
Jackrabbit, Inc. – Preferred Stock(Q)(T)	3,556	3,556	5,632
Healthcare, Education, and Childcare – 2.5%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	10,023
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.9%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	15,845
Leisure, Amusement, Motion Pictures, and Entertainment – 1.0%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	4,255
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.1%
SBS Industries, LLC – Preferred Stock(C)(L)	27,705	2,771	4,461
Oil and Gas – 0.3%
Tread Corporation – Preferred Stock(C)(Q)(T)	12,998,639	3,768	1,140
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)	2,500	2,516	—

Total Preferred Equity		$53,682	$106,462

Common Equity/Equivalents – 5.1%
Cargo Transport – 0.6%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$2,327
Containers, Packaging, and Glass – 2.7%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	11,081
Farming and Agriculture – 0.6%
Jackrabbit, Inc. – Common Stock(C)(Q)(T)	548	94	2,565
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.1%
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	4,487
Oil and Gas – 0.0%
Tread Corporation – Common Stock(C)(Q)(T)	10,089,048	753	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	27,188	131	401

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	$300	$—

Total Common Equity		$2,160	$20,861

Total Non-Control/Non-Affiliate Investments		$254,002	$313,750

AFFILIATE INVESTMENTS(O) – 72.8%
Secured First Lien Debt – 42.8%
Automobile – 1.4%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 14.0% Cash, Due 6/2019)(G)(K)	$9,660	$9,660	$5,796
Beverage, Food, and Tobacco – 2.2%
Head Country, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 2/2021)(L)	9,050	9,050	9,050
Diversified/Conglomerate Manufacturing – 4.6%
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	10,796	10,796	7,115
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 13.0% Cash, Due 2/2022)(K)	9,300	9,300	8,951
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 14.2% Cash, Due 2/2022)(K)	3,000	3,000	2,902

		23,096	18,968
Diversified/Conglomerate Services – 14.2%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 11/2022)(L)	22,000	22,000	22,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 12.7% Cash, Due 10/2023)(L)	36,000	36,000	36,000

		58,000	58,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.2%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Old World Christmas, Inc. – Term Debt (L+11.3%, 13.7% Cash, Due 10/2019)(L)	15,770	15,770	15,770

		33,470	33,470
Leisure, Amusement, Motion Pictures, and Entertainment – 2.2%
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.5% Cash, Due 8/2022)(G)(L)	8,399	8,399	8,399
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	538

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.3%
The Mountain Corporation – Line of Credit, $400 available (L+5.0%, 9.0% Cash, Due 4/2020)(L)	2,500	2,500	2,500
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 14.5% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		25,600	25,600
Telecommunications – 3.7%
B+T Group Acquisition, Inc.(M) – Line of Credit, $175 available (L+11.0%, 13.5% Cash, Due 12/2021)(L)	1,225	1,225	1,225
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.5% Cash, Due 12/2021)(L)	14,000	14,000	14,000

		15,225	15,225

Total Secured First Lien Debt		$183,038	$175,046

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 8.6%
Chemicals, Plastics, and Rubber – 4.1%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 14.5% Cash, Due 1/2024)(G)(L)	$26,618	$26,618	$16,641
Diversified/Conglomerate Manufacturing – 3.2%
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.5% Cash, Due 4/2021)(K)	12,215	12,215	12,032
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.5% Cash, Due 4/2021)(K)	175	175	172
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.5% Cash, Due 4/2021)(K)	910	910	896

		13,300	13,100
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.3%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	5,169

Total Secured Second Lien Debt		$51,618	$34,910

Preferred Equity – 21.0%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$—
Beverage, Food, and Tobacco – 0.7%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	2,887
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	58,598	9,730	—
Diversified/Conglomerate Manufacturing – 1.9%
Alloy Die Casting Co.(M) – Preferred Stock(C)(L)	5,114	5,114	7,616
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	—

		10,729	7,616
Diversified/Conglomerate Services – 6.5%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	8,526
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	5,920	5,920	17,822

		12,669	26,348
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.7%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	23,747
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	15,909

		11,123	39,656
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	11,249	11,249	139
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.2%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	8,960

		12,399	8,960
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	—

Total Preferred Equity		$79,476	$85,606

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
Common Equity – 0.4%
Diversified/Conglomerate Manufacturing – 0.4%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	$41	$1,551
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		42	1,551
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$43	$1,551

Total Affiliate Investments		$314,175	$297,113

CONTROL INVESTMENTS(P) – 3.2%:
Secured Second Lien Debt – 2.4%
Aerospace and Defense – 2.4%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 7.0% Cash (1.0% Unused Fee), Due 8/2019)(L)	$5,000	$5,000	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)(L)	5,000	5,000	5,000

		$10,000	$10,000

Preferred Equity – 0.8%
Aerospace and Defense – 0.8%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$3,309
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$13,309

TOTAL INVESTMENTS – 153.2%(V)		$589,689	$624,172

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $536.3 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2019, our investment in Funko is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR, which was 2.5% as of March 31, 2019. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

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
(K)

Fair value was based on internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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

(T)	Security was sold subsequent to March 31, 2019. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(U)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
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

JUNE 30, 2019

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2020 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC on May 13, 2019.

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

ICE Data Pricing and Reference Data, LLC (“ICE”), a valuation specialist, generally provides estimates of fair value on our debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances before determining fair value.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2019, certain of our loans to Meridian Rack & Pinion, Inc. (“Meridian”), The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc. (“PSI”), and SOG Specialty Knives & Tools, LLC (“SOG”) were on non-accrual status, with an aggregate debt cost basis of $56.4 million, or 12.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $36.1 million, or 8.7% of the fair value of all debt investments in our portfolio. As of March 31, 2019, certain of our loans to B-Dry, LLC, Meridian, The Mountain, PSI, and SOG were on non-accrual status, with an aggregate debt cost basis of $68.3 million, or 15.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $21.9 million, or 5.4% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of June 30, 2019 and March 31, 2019, we did not have any loans with a PIK interest component.

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

Recent Accounting Pronouncements

In July 2019, the FASB issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 is effective immediately. The adoption of ASU 2019-07 did not have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued Accounting Standards Update 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value” (“ASU 2018-13”), which modifies the disclosure requirements in ASC 820. We are currently assessing the impact of ASU 2018-13 and do not anticipate a material impact on our disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.

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

As of June 30, 2019 and March 31, 2019, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three months ended June 30, 2019 and June 30, 2018, respectively.

As of June 30, 2019 and March 31, 2019, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of June 30, 2019:
Secured first lien debt	$338,586	$—	$—		$338,586
Secured second lien debt	76,475	—	—		76,475
Preferred equity	188,639	—	—		188,639
Common equity/equivalents	27,486	—	387	(A)	27,099

Total Investments at June 30, 2019	$631,186	$—	$387		$630,799

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2019:
Secured first lien debt	$331,090	$—	$—		$331,090
Secured second lien debt	75,293	—	—		75,293
Preferred equity	195,377	—	—		195,377
Common equity/equivalents	22,412	—	401	(A)	22,011

Total Investments at March 31, 2019	$624,172	$—	$401		$623,771

(A)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of June 30, 2019 and March 31, 2019, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	June 30, 2019	March 31, 2019
Non-Control/Non-Affiliate Investments
Secured first lien debt	$168,528	$156,044
Secured second lien debt	30,380	30,383
Preferred equity	111,041	106,462
Common equity/equivalents(A)	17,029	20,460

Total Non-Control/Non-Affiliate Investments	326,978	313,349
Affiliate Investments
Secured first lien debt	170,058	175,046
Secured second lien debt	36,095	34,910
Preferred equity	77,069	85,606
Common equity/equivalents	10,070	1,551

Total Affiliate Investments	293,292	297,113
Control Investments
Secured first lien debt	—	—
Secured second lien debt	10,000	10,000
Preferred equity	529	3,309
Common equity/equivalents	—	—

Total Control Investments	10,529	13,309

Total investments at fair value using Level 3 inputs	$630,799	$623,771

(A)	Excludes our investment in Funko with a fair value of $0.4 million as of both June 30, 2019 and March 31, 2019, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of June 30, 2019 and March 31, 2019. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted- Average as of
	June 30, 2019	March 31, 2019			June 30, 2019	March 31, 2019
Secured first lien debt(A)	$322,056	$313,440	TEV	EBITDA multiple	5.3x –8.4x /6.2x	5.0x – 8.6x / 6.4x
				EBITDA	$1,558 –$22,205 /$7,217	$1,303 – $20,691 /$7,355
				Revenue multiple	0.6x – 0.8x / 0.7x	0.6x – 1.0x / 0.8x
				Revenue	$16,423 – $24,092 / $22,415	$12,574 –$24,857 / $17,785
	16,530	17,650	Yield Analysis	Discount Rate	15.2% – 20.9% / 17.8%	14.6% – 23.1% / 18.5%
Secured second lien debt	46,161	45,110	TEV	EBITDA multiple	5.8x – 6.8x / 6.5x	5.9x – 6.9x / 6.6x
				EBITDA	$3,265 – $6,016 / $5,193	$4,156 – $6,059 / $5,258
				Revenue multiple	0.8x – 0.8x / 0.8x	0.8x – 0.8x / 0.8x
				Revenue	$16,423 – $16,423 / $16,423	$16,717 – $16,717 / $16,717
	30,314	30,183	Yield Analysis	Discount Rate	6.7% – 11.1% / 9.0%	7.3% – 11.4% / 9.5%
Preferred equity(B)	188,639	195,377	TEV	EBITDA multiple	5.5x – 8.4x / 6.6x	5.0x – 8.6x / 7.3x
				EBITDA	$1,782 – $22,205 / $6,305	$2,382– $20,691 / $7,183
				Revenue multiple	0.6x – 0.8x / 0.7x	0.6x – 1.0x / 0.7x
				Revenue	$16,423 – $24,092 / $21,255	$12,574 – $24,857 / $20,103
Common equity/equivalents(C)(D)	27,099	22,011	TEV	EBITDA multiple	5.3x – 7.9x / 6.9x	5.5x – 8.1x / 7.0x
				EBITDA	$1,558 – $18,433 / $12,019	$1,303 – $17,310 / $11,459
				Revenue multiple	0.8x – 0.8x / 0.8x	0.8x – 0.8x / 0.8x
				Revenue	$16,423 – $16,423 / $16,423	$16,717 – $16,717 / $16,717

Total	$630,799	$623,771

(A)	Fair value as of March 31, 2019 includes two proprietary debt investments for a combined $14.2 million, which were valued at the expected payoff amount as the unobservable input.
(B)	Fair value as of March 31, 2019 includes two proprietary equity investments for a combined $6.8 million, which were valued at the expected payoff amount as the unobservable input.
(C)	Fair value as of March 31, 2019 includes two proprietary equity investments for a combined $2.6 million, which were valued at the expected payoff amount as the unobservable input.
(D)	Fair value as of both June 30, 2019 and March 31, 2019 excludes our investment in Funko with a fair value of $0.4 million, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months ended June 30, 2019 and 2018 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2019:
Fair value as of March 31, 2019	$331,090	$75,293	$195,377	$22,011	$623,771
Total gain (loss):
Net realized gain (loss)(A)	—	—	(1,252)	1,719	467
Net unrealized appreciation (depreciation)(B)	(168)	1,177	(10,546)	7,653	(1,884)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	552	(1,719)	(1,167)
New investments, repayments and settlements(C):
Issuances / originations	40,650	5	10,580	—	51,235
Settlements / repayments	(32,986)	—	—	—	(32,986)
Sales	—	—	(6,072)	(2,565)	(8,637)
Transfers(D)	—	—	—	—	—

Fair value as of June 30, 2019	$338,586	$76,475	$188,639	$27,099	$630,799

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2018:
Fair value as of March 31, 2018	$305,856	$97,339	$167,150	$28,608	$598,953
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	13,786	13,786
Net unrealized appreciation (depreciation)(B)	155	(568)	31,578	1,140	32,305
Reversal of previously recorded (appreciation) depreciation upon realization(B)	(74)	—	—	(14,681)	(14,755)
New investments, repayments and settlements(C):
Issuances / originations	24,902	255	4,900	—	30,057
Settlements / repayments	(14,514)	—	—	—	(14,514)
Sales	—	—	(3,376)	(13,850)	(17,226)
Transfers	—	—	—	—	—

Fair value as of June 30, 2018	$316,325	$97,026	$200,252	$15,003	$628,606

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2019 and 2018.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2019 and 2018.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)

Transfer represents secured first lien debt of B-Dry, LLC with a cost basis of $11.9 million and a fair value of $0, which was converted into equity during the three months ended June 30, 2019 with a cost basis of $11.9 million and a fair value of $0.

Investment Activity

During the three months ended June 30, 2019, the following significant transactions occurred:

•

In April 2019, we sold our investment in Tread Corporation which resulted in a realized loss of $2.7 million. In connection with the sale, we received net cash proceeds of $4.9 million, including the repayment of our debt investment of $3.2 million at par.

•

In April 2019, we sold our investment in Jackrabbit Inc. which resulted in dividend income of $2.1 million and a realized gain of $3.2 million. In connection with the sale, we received net cash proceeds of $19.8 million, including the repayment of our debt investment of $11.0 million at par.

•	In April and May 2019, we extended a line of credit to J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) with a total commitment amount of $10.0 million, which matures in October 2019.

•	In May 2019, our $15.8 million debt investment in Old World Christmas, Inc. was repaid at par. In connection with the repayment, we received success fee income of $0.2 million.

•

In June 2019, we invested $38.8 million in Horizon Facilities Services, Inc. (“Horizon”) through a combination of secured first lien debt and preferred equity. Horizon, headquartered in Allentown, Pennsylvania, is a leading provider of outsourced services to the rental car industry.

Investment Concentrations

As of June 30, 2019, our investment portfolio consisted of investments in 29 portfolio companies located in 16 states across 14 different industries with an aggregate fair value of $631.2 million. Our investments in Nth Degree, Inc., J.R. Hobbs, Counsel Press, Inc., Brunswick Bowling Products, Inc., and Horizon represented our five largest portfolio investments at fair value as of June 30, 2019, and collectively comprised $240.4 million, or 38.1%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of June 30, 2019 and March 31, 2019:

	June 30, 2019				March 31, 2019
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$346,746	57.8%	$338,586	53.6%	$350,965	59.5%	$331,090	53.0%
Secured second lien debt	91,856	15.3	76,475	12.1	91,851	15.6	75,293	12.1

Total debt	438,602	73.1	415,061	65.7	442,816	75.1	406,383	65.1
Preferred equity	159,761	26.7	188,639	29.9	144,622	24.5	195,377	31.3
Common equity/equivalents	1,387	0.2	27,486	4.4	2,251	0.4	22,412	3.6

Total equity/equivalents	161,148	26.9	216,125	34.3	146,873	24.9	217,789	34.9

Total investments	$599,750	100.0%	$631,186	100.0%	$589,689	100.0%	$624,172	100.0%

Investments at fair value consisted of the following industry classifications as of June 30, 2019 and March 31, 2019:

	June 30, 2019		March 31, 2019
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$258,403	40.9%	$212,817	34.1%
Home and Office Furnishings, Housewares, and Durable Consumer Products	84,194	13.3	102,271	16.4
Diversified/Conglomerate Manufacturing	51,105	8.1	41,235	6.6
Personal and Non-Durable Consumer Products (Manufacturing Only)	40,264	6.4	40,130	6.4
Leisure, Amusement, Motion Pictures, and Entertainment	36,451	5.8	40,912	6.6
Healthcare, Education, and Childcare	28,636	4.5	30,022	4.8
Machinery (Non-agriculture, Non-construction, and Non-electronic)	28,107	4.5	28,905	4.6
Containers, Packaging, and Glass	21,589	3.4	22,009	3.5
Chemicals, Plastics, and Rubber	17,921	2.8	16,641	2.7
Cargo Transport	16,052	2.6	15,490	2.5
Telecommunications	15,925	2.5	15,225	2.4
Beverage, Food, and Tobacco	13,360	2.1	11,937	1.9
Aerospace and Defense	10,529	1.7	13,309	2.1
Automobile	8,650	1.4	9,716	1.6
Farming and Agriculture	—	—	19,197	3.1
Other < 2.0%	—	—	4,356	0.7

Total investments	$631,186	100.0%	$624,172	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2019 and March 31, 2019:

	June 30, 2019		March 31, 2019
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$262,778	41.6%	$262,386	42.0%
West	165,273	26.2	177,599	28.5
Northeast	151,827	24.1	129,430	20.7
Midwest	51,308	8.1	54,757	8.8

Total investments	$631,186	100.0%	$624,172	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2019:

		Amount
For the remaining nine months ending March 31:	2020	$53,160
For the fiscal years ending March 31:	2021	55,846
	2022	56,571
	2023	97,489
	2024	111,618
	Thereafter	63,980

	Total contractual repayments	$438,664
	Adjustments to cost basis of debt investments	(62)
	Investments in equity securities	161,148

	Total cost basis of investments held as of June 30, 2019:	$599,750

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2019 and March 31, 2019, we had gross receivables from portfolio companies of $1.1 million and $1.3 million, respectively. The allowance for uncollectible receivables was $0.6 million and $0.8 million as of June 30, 2019 and March 31, 2019, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, as provided for in the Advisory Agreement, and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, each as described below. On July 9, 2019, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the annual renewal of the Advisory Agreement through August 31, 2020.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,
	2019	2018
Average total assets subject to base management fee(A)	$634,200	$622,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	3,171	3,111
Credits to fees from Adviser – other(B)	(1,222)	(960)

Net base management fee	$1,949	$2,151

Loan servicing fee(B)	1,752	1,740
Credits to base management fee – loan servicing fee(B)	(1,752)	(1,740)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,081	$1,078
Incentive fee – capital gains-based(C)	(512)	6,508

Total incentive fee(B)	$1,569	$7,586
Credits to fees from Adviser – other(B)	—	—

Net incentive fee	$1,569	$7,586

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $50 and $71 during the three month periods ended June 30, 2019 and 2018, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through June 30, 2019, as aggregate unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period. During the three months ended June 30, 2019 and 2018, we recorded a $0.5 million reversal of previously accrued capital gains-based incentive fees. During the three months ended June 30, 2018, we recorded capital gains-based incentive fees of $6.5 million. Such amounts are not yet contractually due under the terms of the Advisory Agreement.

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

Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 9, 2019, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2020.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, is a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. From time to time, Gladstone Securities provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from portfolio companies totaled $0.4 million and $0.3 million during the three months ended June 30, 2019 and 2018, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31,
	2019	2019
Base management and loan servicing fee due to Adviser, net of credits	$711	$1,143
Incentive fee due to Adviser(A)	23,808	23,548
Other due to Adviser	75	33

Total fees due to Adviser	$24,594	$24,724
Fee due to Administrator	$314	$344

Total related party fees due	$24,908	$25,068

(A)

Includes a capital gains-based incentive fee of $21.7 million and $22.2 million as of June 30, 2019 and March 31, 2019, respectively, recorded in accordance with GAAP requirements and which is not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $26 and $12 as of June 30, 2019 and March 31, 2019, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other Assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2019 and March 31, 2019, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of June 30, 2019, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of the August 22, 2018 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of June 30, 2019	As of March 31, 2019
Commitment amount	$200,000	$200,000
Borrowings outstanding at cost	73,500	53,000
Availability(A)	126,500	147,000

	For the Three Months Ended June 30,
	2019	2018
Weighted-average borrowings outstanding	$42,670	$123,275
Effective interest rate(B)	9.1%	5.4%
Commitment (unused) fees incurred	$398	$53

(A)

Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $120.5 million and $137.5 million as of June 30, 2019 and March 31, 2019, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of June 30, 2019, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2019, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $530.6 million, asset coverage on our senior securities representing indebtedness of 763.7%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2019, we were in compliance with all covenants under the Credit Facility.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.65% per annum, plus a 0.75% unused commitment fee. As of March 31, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 1.0% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of June 30, 2019 and March 31, 2019, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of June 30, 2019 and March 31, 2019, and for the three months ended June 30, 2019 and 2018, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2019	March 31, 2019
Credit Facility	$73,795	$53,000

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended June 30, 2019:
Fair value at March 31, 2019	$53,000
Borrowings	74,500
Repayments	(54,000)
Unrealized appreciation	295

Fair value at June 30, 2019	$73,795

Three months ended June 30, 2018:
Fair value at March 31, 2018	$107,500
Borrowings	37,900
Repayments	(42,400)
Unrealized depreciation	(93)

Fair value at June 30, 2018	$102,907

The fair value of the collateral under the Credit Facility was $559.8 million and $536.3 million as of June 30, 2019 and March 31, 2019, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

The following tables summarize our 6.250% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”), and our 6.375% Series E Cumulative Term Preferred Stock (our “Series E Term Preferred Stock” or “Series E”) outstanding as of June 30, 2019 and March 31, 2019:

As of June 30, 2019:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(A)					5,290,000	$25.00	$132,250
Less: Discounts							(3,598)

Term preferred stock, net(B)							$128,652

As of March 31, 2019:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(A)					5,290,000	$25.00	$132,250
Less: Discounts							(3,768)

Term preferred stock, net(B)							$128,482

(A)	As of June 30, 2019 and March 31, 2019, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 287.5% and 309.1%, respectively.
(B)

Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), our 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”), our Series D Term Preferred Stock and our Series E Term Preferred Stock during the three months ended June 30, 2019 and 2018:

For the Three Months Ended June 30, 2019:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock(A)
April 9, 2019	April 22, 2019	April 30, 2019	$0.13020833	$0.13281250
April 9, 2019	May 22, 2019	May 31, 2019	0.13020833	0.13281250
April 9, 2019	June 19, 2019	June 28, 2019	0.13020833	0.13281250

		Total	$0.39062499	$0.39843750

For the Three Months Ended June 30, 2018:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock(B)	Dividend per Share of Series C Term Preferred Stock(B)	Dividend per Share of Series D Term Preferred Stock
April 10, 2018	April 20, 2018	April 30, 2018	$0.140625	$0.135417	$0.13020833
April 10, 2018	May 22, 2018	May 31, 2018	0.140625	0.135417	0.13020833
April 10, 2018	June 20, 2018	June 29, 2018	0.140625	0.135417	0.13020833

		Total	$0.421875	$0.406251	$0.39062499

(A)	We issued our Series E Term Preferred Stock on August 22, 2018.
(B)	We voluntarily redeemed all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock on August 31, 2018.

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of dividends paid to preferred stockholders in the current calendar year as of June 30, 2019, 27.2% would be from ordinary income and 72.8% would be from capital gains.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2019 and March 31, 2019. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of June 30, 2019 and March 31, 2019, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	June 30, 2019	March 31, 2019
Series D Term Preferred Stock	$58,535	$58,535
Series E Term Preferred Stock	78,099	76,395

Total	$136,634	$134,930

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of July 24, 2019, we had the ability to issue up to an additional $300.0 million in securities under the registration statement.

Common Equity Offering

In February 2018, we entered into equity distribution agreements with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in what is commonly referred to as an “at-the-market” (“ATM”) program. As of June 30, 2019, we had remaining capacity to sell up to an additional $31.8 million of common stock under the ATM program.

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

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Numerator: net increase in net assets resulting from operations	$6,046	$32,327
Denominator: basic and diluted weighted-average common shares	32,822,459	32,762,848

Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.18	$0.99

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

The U.S. federal income tax characteristics of distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of distributions paid to common stockholders in the current calendar year as of June 30, 2019, 67.6% would be from ordinary income and 32.4% would be from capital gains.

We paid the following monthly cash distributions to our common stockholders for the three months ended June 30, 2019 and 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	April 9, 2019	April 22, 2019	April 30, 2019	$0.068
	April 9, 2019	May 22, 2019	May 31, 2019	0.068
	April 9, 2019	June 5, 2019	June 14, 2019	0.090(A)
	April 9, 2019	June 19, 2019	June 28, 2019	0.068

		Three months ended June 30, 2019:		$0.294

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	April 10, 2018	April 20, 2018	April 30, 2018	$0.067
	April 10, 2018	May 22, 2018	May 31, 2018	0.067
	April 10, 2018	June 6, 2018	June 15, 2018	0.060(A)
	April 10, 2018	June 20, 2018	June 29, 2018	0.067

		Three months ended June 30, 2018:		$0.261

(A)	Represents a supplemental distribution to common stockholders.

Aggregate cash distributions to our common stockholders declared quarterly and paid were $9.7 million and $8.6 million for the three months ended June 30, 2019 and 2018, respectively, and were declared based on estimates of Investment Company Taxable Income and net long-term capital gains for the respective periods.

For the three months ended June 30, 2019, we recorded $0.3 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities. For the fiscal year ended March 31, 2019, Investment Company Taxable Income exceeded distributions declared and paid and, in accordance with Section 855(a) of the Code, we elected to treat $16.0 million of the first distributions paid to common stockholders in fiscal year 2019, as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2019, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.2 million of the first distributions paid to common stockholders in fiscal year 2019 as having been paid in the prior year.

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro rata share of federal tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. In order to use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the year ended March 31, 2019, we elected to retain $50.0 million, or $1.52 per common share, of long-term capital gains and to treat them as deemed distributions to common stockholders. We incurred $10.5 million, or $0.32 per common share, of federal taxes on behalf of common stockholders, which was included in Taxes on deemed distribution of long-term capital gains on our Consolidated Statements of Operations for the year ended March 31, 2019 and in Other Liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2019.

In addition, we recorded a reserve for uncertain tax positions related to potential Virginia state tax exposure related to the deemed distribution of $3.0 million for the year ended March 31, 2019, which was included in Taxes on deemed distribution of long-term capital gains on our Consolidated Statements of Operations for the year ended March 31, 2019 and in Other Liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2019 and March 31, 2019. We have requested clarification of the treatment of deemed distributions with respect to Virginia state taxes from the Virginia Department of Revenue. We expect to obtain such clarification during our fiscal year ending March 31, 2020.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2019 and March 31, 2019, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $2.4 million and $1.7 million as of June 30, 2019 and March 31, 2019, respectively.

Financial Commitments and Obligations

We have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of June 30, 2019 and March 31, 2019 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of June 30, 2019, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of June 30, 2019 and March 31, 2019 to be immaterial.

As of June 30, 2019, the following guaranty was outstanding:

•

A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers.

The following table summarizes the principal balances of unused line of credit commitments and guaranties as of June 30, 2019 and March 31, 2019, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2019	March 31, 2019
Unused line of credit commitments	$4,025	$1,259
Guaranties	1,000	1,000

Total	$5,025	$2,259

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2019	2018
Per Common Share Data:
Net asset value at beginning of period(A)	$12.40	$10.85
Income from investment operations(B)
Net investment income	0.27	—
Net realized gain on investments	0.01	0.43
Net unrealized (depreciation) appreciation of investments and other	(0.10)	0.56

Total from investment operations	0.18	0.99
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.20)	(0.21)
Cash distributions to common stockholders from realized gains(C)	(0.09)	(0.05)
Net dilutive effect of equity offering(D)	—	—

Total from equity capital activity	(0.29)	(0.26)
Other, net(B)(E)	—	(0.01)

Net asset value at end of period(A)	$12.29	$11.57

Per common share market value at beginning of period	$11.60	$10.10
Per common share market value at end of period	11.23	11.77
Total investment return(F)	(0.72)%	19.19%
Common stock outstanding at end of period(A)	32,822,459	32,822,459
Statement of Assets and Liabilities Data:
Net assets at end of period	$403,506	$379,808
Average net assets(G)	407,887	364,228
Senior Securities Data:
Total borrowings, at cost	$78,596	$107,596
Mandatorily redeemable preferred stock (H)	132,250	139,150
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(I)	8.29%	16.96%
Ratio of net investment income to average net assets – annualized(J)	8.68	0.06

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding period.
(C)

The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.

(D)

During the three months ended June 30, 2018, the net dilutive effect of issuing common shares was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding.

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
(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets — annualized would have been 11.21% and 19.93% for the three months ended June 30, 2019 and 2018, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets—annualized would have been 5.77% and (2.90)% for the three months ended June 30, 2019 and 2018, respectively.

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

We had one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the three month periods ended June 30, 2019 and 2018. Accordingly, summarized, comparative financial information, pursuant to Rule 10-01(b), is presented below for Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Three Months Ended June 30,
Income Statement	2019	2018
Net sales	$6,862	$6,212
Gross profit	1,556	1,427
Net profit (loss)	425	(1,480)

NOTE 13. SUBSEQUENT EVENTS

Distributions and Dividends

In July 2019, our Board of Directors declared the following monthly and supplemental distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
July 22, 2019	July 31, 2019	$0.068		$0.13020833	$0.13281250
August 20, 2019	August 30, 2019	0.068		0.13020833	0.13281250
September 4, 2019	September 13, 2019	0.030	(A)	—	—
September 17, 2019	September 30, 2019	0.068		0.13020833	0.13281250

	Total for the Quarter:	$0.234		$0.39062499	$0.39843750

(A)	Represents a supplemental distribution to common stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company and as a business development company; and (12) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 13, 2019 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”). Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

In this Quarterly Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts, except per share amounts, are in thousands, unless otherwise indicated.

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

OVERVIEW

General

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for U.S. federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 through June 30, 2019, we made 168 consecutive monthly distributions to common stockholders.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We intend that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of June 30, 2019, our investment portfolio was made up of 73.1% in debt securities and 26.9% in equity securities, at cost.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the three months ended June 30, 2019, we exited two portfolio companies with a combined fair value prior to their exits of $23.5 million and invested $38.8 million in one new portfolio company, resulting in a net reduction of one company in our portfolio, which was comprised of 29 companies as of June 30, 2019. From our initial public offering in June 2005 through June 30, 2019, we made investments in 50 companies, excluding investments in syndicated loans, for a total of approximately $1 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2019, we had unrecognized, contractual success fees of $31.7 million, or $0.97 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

From inception through June 30, 2019, we completed sales of 18 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $186.4 million in net realized gains and $25.5 million in other income upon exit, for a total increase to our net assets of $211.9 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 18 liquidity events have offset any realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 70.0% from March 2011 through June 30, 2019, and allowed us to declare and pay a $0.03 per common share supplemental distribution in fiscal year 2012, a $0.05 per common share supplemental distribution in November 2013, a $0.05 per common share supplemental distribution in December 2014, a $0.06 per common share supplemental distribution in each of June 2017, December 2017, June 2018, and December 2018, and a $0.09 per common share supplemental distribution in June 2019.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to August 2021, and currently have a total commitment amount of $200.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2019, we sold 168,842 shares of our common stock under our at-the-market program for gross proceeds of approximately $1.9 million. Additionally, we issued 3.0 million shares of our Series E Term Preferred Stock for gross proceeds of $74.8 million in August 2018. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility, “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock.

Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On June 30, 2019, the closing market price of our common stock was $11.23 per share, representing an 8.6% discount to our net asset value (“NAV”) of $12.29 per share as of June 30, 2019. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act, as amended), of at least 150% on each of our senior securities representing indebtedness and our senior securities that are stock (such as our two series of term preferred stock).

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities changed from 200% to 150%, effective as of April 10, 2019, one year after the date of the Board of Directors’ approval. Under the 200% asset coverage standard in effect prior to April 10, 2019, we were able to borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Starting April 10, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a minimum asset coverage requirement of 200% with respect to our Series D Term Preferred Stock.

As of June 30, 2019, our asset coverage ratio on our senior securities representing indebtedness was 763.7% and our asset coverage on our senior securities that are stock was 287.5%.

Investment Highlights

During the three months ended June 30, 2019, and inclusive of non-cash transactions, we invested $38.8 million in one new portfolio company, received $41.5 million in proceeds from repayments and sales, and extended $12.5 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and preferred equity.

Investment Activity

During the three months ended June 30, 2019, the following significant transactions occurred:

•

In April 2019, we sold our investment in Tread Corporation (“Tread”) which resulted in a realized loss of $2.7 million. In connection with the sale, we received net cash proceeds of $4.9 million, including the repayment of our debt investment of $3.2 million at par.

•

In April 2019, we sold our investment in Jackrabbit Inc. (“Jackrabbit”) which resulted in dividend income of $2.1 million and a realized gain of $3.2 million. In connection with the sale, we received net cash proceeds of $19.8 million, including the repayment of our debt investment of $11.0 million at par.

•	In April and May 2019, we extended a line of credit to J.R. Hobbs Co. – Atlanta, LLC with a total commitment amount of $10.0 million, which matures in October 2019.

•	In May 2019, our $15.8 million debt investment in Old World Christmas, Inc. was repaid at par. In connection with the repayment, we received success fee income of $0.2 million.

•

In June 2019, we invested $38.8 million in Horizon Facilities Services, Inc. (“Horizon”) through a combination of secured first lien debt and preferred equity. Horizon, headquartered in Allentown, Pennsylvania, is a leading provider of outsourced services to the rental car industry.

Recent Developments

Distributions and Dividends

In July 2019, our Board of Directors declared the following monthly and supplemental distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
July 22, 2019	July 31, 2019	$0.068		$0.13020833	$0.13281250
August 20, 2019	August 30, 2019	0.068		0.13020833	0.13281250
September 4, 2019	September 13, 2019	0.030	(A)	—	—
September 17, 2019	September 30, 2019	0.068		0.13020833	0.13281250

	Total for the Quarter:	$0.234		$0.39062499	$0.39843750

(A)	Represents a supplemental distribution to common stockholders.

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out during late 2021. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. However, we expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one month LIBOR, we expect that there should be minimal impact on our operations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,875	$13,314	$(1,439)	(10.8)%
Dividend, success fee, and other income	5,435	2,190	3,245	148.2

Total investment income	17,310	15,504	1,806	11.6

EXPENSES
Base management fee	3,171	3,111	60	1.9
Loan servicing fee	1,752	1,740	12	0.7
Incentive fee	1,569	7,586	(6,017)	(79.3)
Administration fee	314	285	29	10.2
Interest and dividend expense	3,149	3,993	(844)	(21.1)
Amortization of deferred financing costs and discounts	373	367	6	1.6
Other	1,101	1,064	37	3.5

Expenses before credits from Adviser	11,429	18,146	(6,717)	(37.0)
Credits to fees from Adviser	(2,974)	(2,700)	(274)	10.1

Total expenses, net of credits to fees	8,455	15,446	(6,991)	(45.3)

NET INVESTMENT INCOME	8,855	58	8,797	NM

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	533	14,108	(13,575)	(96.2)
Net unrealized (depreciation) appreciation of investments	(3,047)	18,068	(21,115)	(116.9)
Net unrealized (appreciation) depreciation of other	(295)	93	(388)	NM

Net realized and unrealized (loss) gain	(2,809)	32,269	(35,078)	(108.7)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,046	$32,327	$(26,281)	(81.3)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.27	$—	$0.27	NM

Net increase in net assets resulting from operations	$0.18	$0.99	$(0.81)	(81.8)

NM = Not Meaningful

Investment Income

Total investment income increased 11.6% for the three months ended June 30, 2019, as compared to the prior year period. The increase was primarily due to an increase in dividend, success fee, and other income, partially offset by a decrease in interest income.

Interest income from our investments in debt securities decreased 10.8% for the three months ended June 30, 2019, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2019 was $363.8 million, compared to $409.9 million for the prior year period. This decrease was primarily due to the pay-off or restructure of $83.8 million of debt investments and $42.6 million of loans placed on non-accrual status, partially offset by the origination of $48.7 million of new debt investments and $63.0 million of follow-on debt investments to existing portfolio companies and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructures, and non-accruals, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend, success fee, and other income, was 13.1% for the three months ended June 30, 2019, compared to 13.0% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At June 30, 2019, certain of our loans to four portfolio companies, Meridian Rack & Pinion, Inc., The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC (“SOG”), were on non-accrual status, with an aggregate debt cost basis of $56.4 million. At June 30, 2018, certain of our loans to three portfolio companies, B-Dry, LLC, The Mountain, and PSI Molded, were on non-accrual status, with an aggregate debt cost basis of $55.1 million.

Dividend, success fee, and other income for the three months ended June 30, 2019 increased 148.2% from the prior year period. During the three months ended June 30, 2019, dividend, success fee, and other income consisted of $5.2 million of dividend income and $0.2 million of success fee income. During the three months ended June 30, 2018, dividend, success fee, and other income consisted primarily of $2.1 million of success fee income.

As of June 30, 2019, Nth Degree, Inc. represented 10.1% of the total investment portfolio at fair value. As of March 31, 2019, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 45.3% during the three months ended June 30, 2019, as compared to the prior year period, primarily due to a decrease in the capital gains-based incentive fee and interest expense, partially offset by an increase in the income based incentive fee.

In accordance with GAAP, we recorded a $0.5 million reversal of the capital gains-based incentive fee during the three months ended June 30, 2019, compared to a capital gains-based incentive fee of $6.5 million during the three months ended June 30, 2018. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective period. Such amounts are not yet contractually due under the terms of the Advisory Agreement. The income-based incentive fee increased by $1.0 million for the three months ended June 30, 2019, as compared to the prior year period, as the increase in pre-incentive fee net investment income exceeded the increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2019	2018
Average total assets subject to base management fee(A)	$634,200	$622,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	3,171	3,111
Credits to fees from Adviser – other(B)	(1,222)	(960)

Net base management fee	$1,949	$2,151

Loan servicing fee(B)	1,752	1,740
Credits to base management fee – loan servicing fee(B)	(1,752)	(1,740)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,081	$1,078
Incentive fee – capital gains-based(C)	(512)	6,508

Total incentive fee(B)	$1,569	$7,586
Credits to fees from Adviser – other(B)	—	—

Net incentive fee	$1,569	$7,586

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

Interest and dividend expense decreased 21.1% during the three months ended June 30, 2019, as compared to the prior year period, due to a lower weighted-average balance outstanding on the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the three months ended June 30, 2019 was $42.7 million, as compared to $123.3 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended June 30, 2019 was 9.1%, as compared to 5.4% in the prior year period. This increase in the effective interest rate on the Credit Facility was primarily a result of the unused fee on the undrawn portion of the Credit Facility. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of the mandatorily redeemable preferred stock.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the three months ended June 30, 2019, we recorded net realized gains on investments of $0.5 million, primarily related to a $3.2 million realized gain from the exit of Jackrabbit, which was partially offset by a $2.7 million realized loss from the exit of Tread. During the three months ended June 30, 2018, we recorded net realized gains on investments of $14.1 million, primarily related to a $13.8 million realized gain from the exit of Drew Foam Companies, Inc (“Drew Foam”).

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended June 30, 2019, we recorded net unrealized depreciation of investments of $3.0 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Alloy Die Casting Co.	$—	$8,823	$—	$8,823
Nth Degree, Inc.	—	3,435	—	3,435
Head Country, Inc.	—	1,423	—	1,423
Counsel Press, Inc.	—	1,404	—	1,404
PSI Molded Plastics, Inc.	—	1,281	—	1,281
Tread Corporation	(2,726)	—	3,380	654
SBS Industries, LLC	—	(798)	—	(798)
Old World Christmas, Inc.	—	(802)	—	(802)
Ginsey Home Solutions, Inc.	—	(837)	—	(837)
Meridian Rack & Pinion, Inc.	—	(966)	—	(966)
Jackrabbit, Inc.	3,189	—	(4,547)	(1,358)
Educators Resource, Inc.	—	(1,387)	—	(1,387)
Schylling, Inc.	—	(1,457)	—	(1,457)
Galaxy Tool Holding Corporation	—	(2,780)	—	(2,780)
J.R. Hobbs Co.—Atlanta, LLC	—	(8,292)	—	(8,292)
Other, net (<$1.0 million, net)	70	(927)	—	(857)

Total	$533	$(1,880)	$(1,167)	$(2,514)

The primary drivers of net unrealized depreciation of $3.0 million for the three months ended June 30, 2019 were the reversal of previously recorded unrealized appreciation of our investment in Jackrabbit upon its exit and a decline in performance of certain of our other portfolio companies, which were partially offset by the reversal of previously recorded unrealized depreciation of our investment in Tread upon its exit and increased performance of certain of our portfolio companies.

During the three months ended June 30, 2018, we recorded net unrealized appreciation of investments of $18.1 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2018 were as follows:

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

The primary drivers of net unrealized appreciation of $18.1 million for the three months ended June 30, 2018 were increased performance of certain of our portfolio companies and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by the reversal of previously recorded unrealized appreciation upon the exit of our investment in Drew Foam and a decline in performance of certain of our other portfolio companies.

Across our entire investment portfolio, we recorded $1.0 million of net unrealized appreciation on our debt positions and $4.0 million of net unrealized depreciation on our equity positions for the three months ended June 30, 2019. As of June 30, 2019, the fair value of our investment portfolio was greater than our cost basis by $31.5 million, as compared to $34.5 million as of March 31, 2019, representing net unrealized depreciation of $3.0 million for the three months ended June 30, 2019. Our entire portfolio had a fair value of 105.2% of cost as of June 30, 2019.

Net Unrealized (Appreciation) Depreciation on Other

During the three months ended June 30, 2019, we recorded net unrealized appreciation of other of $0.3 million related to the Credit Facility recorded at fair value. During the three months ended June 30, 2018, we recorded net unrealized depreciation of other of $0.1 million related to the Credit Facility recorded at fair value.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2019 was $10.3 million, as compared to net cash provided by operating activities of $10.7 million for the three months ended June 30, 2018. This change was primarily due to higher purchases of investments and a decrease in other liabilities partially offset by higher principal repayments on investments.

Purchases of investments were $51.2 million during the three months ended June 30, 2019, compared to $30.1 million during the three months ended June 30, 2018. Principal repayments and net proceeds from the sale of investments totaled $41.5 million during the three months ended June 30, 2019, compared to $32.1 million during the three months ended June 30, 2018.

As of June 30, 2019, we had equity investments in or loans to 29 portfolio companies with an aggregate cost basis of $599.7 million. As of June 30, 2018, we had equity investments in or loans to 33 portfolio companies with an aggregate cost basis of $596.9 million. The following table summarizes our total portfolio investment activity during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Beginning investment portfolio, at fair value	$624,172	$599,147
New investments	38,780	29,202
Disbursements to existing portfolio companies	12,450	850
Unscheduled principal repayments	(32,986)	(14,514)
Net proceeds from sales of investments	(8,494)	(17,226)
Net realized gain on investments	306	13,786
Net unrealized (depreciation) appreciation of investments	(1,880)	32,823
Reversal of net unrealized depreciation (appreciation) of investments	(1,167)	(14,755)
Amortization of premiums, discounts, and acquisition costs, net	5	5

Ending investment portfolio, at fair value	$631,186	$629,318

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2019:

		Amount
For the remaining nine months ending March 31:	2020	$53,160
For the fiscal years ending March 31:	2021	55,846
	2022	56,571
	2023	97,489
	2024	111,618
	Thereafter	63,980

	Total contractual repayments	$438,664
	Adjustments to cost basis of debt investments	(62)
	Investments in equity securities	161,148

	Total cost basis of investments held as of June 30, 2019:	$599,750

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2019 was $10.7 million, which consisted primarily of $20.5 million of net borrowings on the Credit Facility, partially offset by $9.7 million in distributions to common stockholders.

Net cash used in financing activities for the three months ended June 30, 2018 was $11.3 million, which consisted primarily of $4.5 million of net repayments on the Credit Facility and $8.6 million in distributions to common stockholders, partially offset by $1.8 million of net proceeds from the issuance of common stock under the ATM program (as defined below).

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.068 per common share for each of the three months from April through June 2019, and a supplemental distribution of $0.09 per common share in June 2019.

For the year ended March 31, 2019, distributions to common stockholders totaled $30.5 million and were less than our taxable income for the same year, after also taking into account spillover amounts under Section 855(a) of the Code with respect to the prior year. At March 31, 2019, we elected to treat $16.0 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, for the fiscal year ended March 31, 2019, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.2 million of the first distributions paid to common stockholders in fiscal year 2019 as having been paid in the prior year. In addition, for the year ended March 31, 2019, we recorded a $16.1 million adjustment for estimated book-tax differences, which decreased Capital in excess of par value and increased Accumulated net realized gain in excess of distributions and (Overdistributed) underdistributed net investment income. For the three months ended June 30, 2019, we recorded a $0.3 million adjustment for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Overdistributed net investment income.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the three months from April through June 2019 and (ii) $0.1328125 per share to holders of our Series E Term Preferred Stock for each of the three months from April through June 2019. In accordance with GAAP, we treat these monthly dividends as an operating expense.

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

Equity

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of July 24, 2019, we had the ability to issue up to an additional $300.0 million in securities under the registration statement.

Common Stock

In February 2018, we entered into equity distribution agreements with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in what is commonly referred to as an “at-the-market” (“ATM”) program. As of June 30, 2019, we had remaining capacity to sell up to an additional $31.8 million of common stock under the ATM program.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On June 30, 2019, the closing market price of our common stock was $11.23 per share, representing an 8.6% discount to our NAV per share of $12.29 as of June 30, 2019. At our 2019 Annual Meeting of Stockholders, scheduled to take place on August 1, 2019, our stockholders will vote on a similar proposal, which would be in effect for another year, if approved.

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

In August 2018, we used the proceeds from the issuance of our Series E Term Preferred Stock, along with borrowings under the Credit Facility, to voluntarily redeem all outstanding shares of our Series B Term Preferred Stock and our Series C Term Preferred Stock, each of which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.7 million, which was recorded in Realized loss on other in our Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series D Term Preferred Stock and Series E Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series D Term Preferred Stock and Series E Term Preferred Stock) as of June 30, 2019 was 287.5%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of June 30, 2019, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of the August 22, 2018 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of June 30, 2019, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2019, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $530.6 million, asset coverage on our senior securities representing indebtedness of 763.7%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2019, we had availability, after adjustments for various constraints based on collateral quality, of $120.5 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2019 and March 31, 2019, we had unrecognized, contractual off-balance sheet success fee receivables of $31.7 million and $30.1 million (or approximately $0.97 and $0.92 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of June 30, 2019 to be immaterial.

As of June 30, 2019, we have also extended a guaranty on behalf of one of our portfolio companies, Country Club Enterprises, LLC (“CCE”), whereby we have guaranteed $1.0 million of obligations of CCE. As of June 30, 2019, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of June 30, 2019, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$73,500	$—	$—	$73,500	$—
Mandatorily redeemable preferred stock	132,250	—	—	57,500	74,750
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	66,749	13,929	27,290	19,970	5,560

Total	$277,595	$13,929	$32,386	$150,970	$80,310

(A)	Excludes unused line of credit commitments and guaranties to our portfolio companies in the aggregate principal amount of $5.0 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2019. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report. Additionally, refer to Note 3 — Investments in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

The following table reflects risk ratings for all loans in our portfolio as of June 30, 2019 and March 31, 2019:

Rating	June 30, 2019	March 31, 2019
Highest	9.0	9.0
Average	6.8	6.7
Weighted-Average	7.0	7.2
Lowest	3.0	1.0

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

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both June 30, 2019 and March 31, 2019.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. As of June 30, 2019, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

97.4%	Variable rates with a floor
2.6	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended June 30, 2019 from that disclosed in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2019 (the end of the period covered by this report), we, including our chief executive officer and acting principal financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and acting principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and acting principal financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC on May 13, 2019. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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
Nicole Schaltenbrand Acting Principal Financial Officer (principal financial and accounting officer)

Date: July 31, 2019