Form 10-Q
period 2019-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2019-11-04
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	GAIN	The Nasdaq Stock Market LLC
6.250% Series D Cumulative Term Preferred Stock, $0.001 par value per share	GAINM	The Nasdaq Stock Market LLC
6.375% Series E Cumulative Term Preferred Stock, $0.001 par value per share	GAINL	The Nasdaq Stock Market LLC

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 1, 2019 was 32,822,459.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,	March 31,
	2019	2019
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $279,232 and $254,002, respectively)	$346,445	$313,750
Affiliate investments (Cost of $293,010 and $314,175, respectively)	249,830	297,113
Control investments (Cost of $21,512 and $21,512 respectively)	12,061	13,309
Cash and cash equivalents	2,169	1,702
Restricted cash and cash equivalents	1,770	1,903
Interest receivable	2,729	2,808
Due from administrative agent	1,820	1,285
Deferred financing costs, net	1,398	1,730
Other assets, net	1,541	1,500

TOTAL ASSETS	$619,763	$635,100

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $46,800 and $53,000, respectively)	$46,964	$53,000
Secured borrowing	5,096	5,096

Total borrowings	52,060	58,096
Mandatorily redeemable preferred stock, $0.001 par value per share, $25.00 liquidation preference per share; 6,500,000 shares authorized; 5,290,000 shares issued and outstanding, net	128,821	128,482
Accounts payable and accrued expenses	1,753	892
Fees due to Adviser(A)	24,740	24,724
Fee due to Administrator(A)	423	344
Other liabilities	5,136	15,452

TOTAL LIABILITIES	$212,933	$227,990

Commitments and contingencies(B)
NET ASSETS	$406,830	$407,110

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 32,822,459 shares issued and outstanding	$33	$33
Capital in excess of par value	365,148	366,422
Cumulative net unrealized appreciation of investments	14,582	34,483
Cumulative net unrealized appreciation of other	(164)	—
Underdistributed (Overdistributed) net investment income	651	(7,343)
Accumulated net realized gain in excess of distributions	26,580	13,515

Total distributable earnings	41,649	40,655

TOTAL NET ASSETS	$406,830	$407,110

NET ASSET VALUE PER SHARE AT END OF PERIOD	$12.39	$12.40

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$6,636	$5,622	$12,476	$11,888
Affiliate investments	7,274	6,051	13,083	12,880
Control investments	214	212	428	421
Cash and cash equivalents	19	10	31	20

Total interest income	14,143	11,895	26,018	25,209
Dividend income
Non-Control/Non-Affiliate investments	612	1,196	2,727	1,262
Affiliate investments	—	—	3,080	—

Total dividend income	612	1,196	5,807	1,262
Success fee income
Non-Control/Non-Affiliate investments	—	—	—	124
Affiliate investments	1,881	—	2,121	—
Control investments	—	—	—	2,000

Total success fee income	1,881	—	2,121	2,124

Total investment income	16,636	13,091	33,946	28,595

EXPENSES
Base management fee(A)	3,144	3,275	6,315	6,386
Loan servicing fee(A)	1,593	1,674	3,345	3,414
Incentive fee(A)	1,600	7,125	3,169	14,711
Administration fee(A)	423	344	737	629
Interest expense on borrowings	1,207	1,526	2,266	3,268
Dividends on mandatorily redeemable preferred stock	2,090	2,317	4,180	4,568
Amortization of deferred financing costs and discounts	373	497	746	864
Professional fees	467	247	971	658
Other general and administrative expenses	1,357	2,319	1,954	2,972

Expenses before credits from Adviser	12,254	19,324	23,683	37,470

Credits to base management fee – loan servicing fee(A)	(1,593)	(1,674)	(3,345)	(3,414)
Credits to fees from Adviser—other(A)	(608)	(565)	(1,830)	(1,525)

Total expenses, net of credits to fees	10,053	17,085	18,508	32,531

NET INVESTMENT INCOME (LOSS)	6,583	(3,994)	15,438	(3,936)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	791	745	1,321	14,531
Affiliate investments	20,353	(3,601)	20,356	(3,279)
Other	—	(1,687)	—	(1,687)

Total net realized gain (loss)	21,144	(4,543)	21,677	9,565
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	8,231	19,805	7,465	16,064
Affiliate investments	(26,617)	17,650	(26,118)	36,221
Control investments	1,532	1,039	(1,248)	4,277
Other	131	407	(164)	500

Total net unrealized (depreciation) appreciation	(16,723)	38,901	(20,065)	57,062

Net realized and unrealized gain	4,421	34,358	1,612	66,627

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,004	$30,364	$17,050	$62,691

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
BASIC AND DILUTED PER COMMON SHARE:
Net investment income (loss)	$0.20	$(0.12)	$0.47	$(0.12)

Net increase in net assets resulting from operations	$0.34	$0.93	$0.52	$1.91

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	32,822,459	32,822,459	32,822,459	32,792,816

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2019	2018
NET ASSETS, MARCH 31	$407,110	$354,200
OPERATIONS
Net investment income	8,855	58
Net realized gain on investments	533	14,108
Net realized loss on other	—	—
Net unrealized (depreciation) appreciation of investments	(3,047)	18,068
Net unrealized (appreciation) depreciation of other	(295)	93

Net increase in net assets from operations	6,046	32,327

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.20 and $0.21 per share, respectively)	(6,523)	(6,914)
Distributions to common stockholders from realized gains ($0.09 and $0.05 per share, respectively)	(3,127)	(1,641)

Net decrease in net assets from distributions	(9,650)	(8,555)

CAPITAL ACTIVITY
Issuance of common stock	—	1,873
Discounts, commissions, and offering costs for issuance of common stock	—	(37)

Net increase in net assets from capital activity	—	1,836

NET (DECREASE) INCREASE IN NET ASSETS	(3,604)	25,608

NET ASSETS, JUNE 30	$403,506	$379,808

OPERATIONS
Net investment income (loss)	$6,583	$(3,994)
Net realized gain (loss) on investments	21,144	(2,856)
Net realized loss on other	—	(1,687)
Net unrealized (depreciation) appreciation of investments	(16,854)	38,494
Net unrealized depreciation of other	131	407

Net increase in net assets from operations	11,004	30,364

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.16 and $0.20 per share)	(5,236)	(6,598)
Distributions to common stockholders from realized gains ($0.07 and $0.00 per share, respectively)	(2,444)	—

Net decrease in net assets from distributions	(7,680)	(6,598)

NET INCREASE IN NET ASSETS	3,324	23,766

NET ASSETS, SEPTEMBER 30	$406,830	$403,574

(A)	Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$17,050	$62,691
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(71,380)	(30,952)
Principal repayments of investments	53,926	14,514
Net proceeds from the sale of investments	34,539	18,291
Net realized (gain) loss on investments	(21,677)	(11,252)
Net unrealized depreciation (appreciation) of investments	19,901	(56,562)
Net realized loss on other	—	1,670
Net unrealized appreciation (depreciation) of other	164	(500)
Amortization of premiums, discounts, and acquisition costs, net	(9)	(9)
Amortization of deferred financing costs and discounts	746	864
Bad debt expense, net of recoveries	148	1,374
Changes in assets and liabilities:
Decrease in interest receivable	79	434
(Increase) decrease in due from administrative agent	(534)	409
Increase in other assets, net	(33)	(142)
Increase in accounts payable and accrued expenses	861	602
Increase in fees due to Adviser(A)	16	12,846
Increase in fee due to Administrator(A)	79	20
(Decrease) increase in other liabilities	(9,879)	827

Net cash provided by operating activities	23,997	15,125

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1,873
Discounts, commissions, and offering costs for issuance of common stock	—	(28)
Proceeds from line of credit	100,000	129,200
Repayments on line of credit	(106,200)	(120,500)
Proceeds from issuance of mandatorily redeemable preferred stock	—	74,750
Redemption of mandatorily redeemable preferred stock	—	(81,650)
Deferred financing and offering costs	(133)	(4,283)
Distributions paid to common stockholders	(17,330)	(15,153)

Net cash used in financing activities	(23,663)	(15,791)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	334	(666)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,605	3,967

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$3,939	$3,301

CASH PAID FOR INTEREST	$1,536	$3,114

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 85.0%
Secured First Lien Debt – 43.8%
Containers, Packaging, and Glass – 2.3%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 3/2021)(L)	$9,500	$9,500	$9,500
Diversified/Conglomerate Manufacturing – 0.8%
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(L)	3,200	3,200	3,200
Diversified/Conglomerate Services – 25.2%
Bassett Creek Restoration, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(L)	37,500	37,500	37,500
Counsel Press, Inc. – Term Debt (L+11.8%, 13.8% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 15.0% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Horizon Facilities Services, Inc. – Line of Credit, $2,500 available (L+7.0%, 10.0% Cash, Due 6/2020)(L)	500	500	500
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024) (L)	27,700	27,700	27,700
Nth Degree, Inc. – Term Debt (L+11.5%, 13.5% Cash, Due 3/2023)(L)	13,290	13,290	13,290

		102,490	102,490
Healthcare, Education, and Childcare – 4.9%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023) (L)	20,000	20,000	20,000
Leisure, Amusement, Motion Pictures, and Entertainment – 5.7%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	8,500	8,500	8,500
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	1,500	1,500	1,500

		23,081	23,081
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 4.9%
SBS Industries, LLC – Term Debt (L+12.0%, 14.0% Cash, Due 6/2020)(L)	19,957	19,957	19,957

Total Secured First Lien Debt		$178,228	$178,228

Secured Second Lien Debt – 7.5%
Automobile – 0.9%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,860
Country Club Enterprises, LLC – Guaranty ($1,000)(T)	—	—	—

		4,000	3,860

Cargo Transport – 3.3%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(K)	13,000	12,942	13,276
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.3%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,242	$30,436

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Preferred Equity – 29.5%
Containers, Packaging, and Glass – 0.3%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1,373
Diversified/Conglomerate Services – 22.2%
Bassett Creek Restoration, Inc. – Preferred Stock(C)(L)	4,900	4,900	—
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	21,889
Horizon Facilities Services, Inc. – Preferred Stock(C)(L)	10,080	10,080	10,703
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	57,722

		27,635	90,314
Healthcare, Education, and Childcare – 1.9%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	7,907
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.0%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	12,290
Leisure, Amusement, Motion Pictures, and Entertainment – 1.0%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	4,066
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.1%
SBS Industries, LLC – Preferred Stock(C)(L)	27,705	2,771	4,634
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)(Q)	2,500	14,399	—

Total Preferred Equity		$68,321	$120,584

Common Equity/Equivalents – 4.2%
Cargo Transport – 0.6%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$2,564
Containers, Packaging, and Glass – 2.7%
Frontier Packaging, Inc. – Common Stock(C)(L)	153	153	10,979
Diversified/Conglomerate Manufacturing – 0.3%
Phoenix Door Systems, Inc. – Common Stock(C)(L)	2,515	1,200	1,200
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.6%
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	2,284
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	12,180	58	170

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)(Q)	2,500	$300	$—

Total Common Equity/Equivalents		$2,441	$17,197

Total Non-Control/Non-Affiliate Investments		$279,232	$346,445

AFFILIATE INVESTMENTS(O) – 61.3%
Secured First Lien Debt – 30.1%
Automobile – 0.1%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 12/2019)(G)(L)	$9,660	$9,660	$260
Beverage, Food, and Tobacco – 2.2%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2021)(L)	9,050	9,050	9,050
Diversified/Conglomerate Manufacturing – 5.7%
D.P.M.S., Inc. – Line of Credit, $500 available (L+6.5%, 9.0% Cash, (0.5% Unused Fee), Due 10/2021)(L)	500	500	500
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	10,796	10,796	10,796
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)(K)	9,300	9,300	9,068
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2022)(K)	3,000	3,000	2,940

		23,596	23,304
Diversified/Conglomerate Services – 5.4%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.4%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Leisure, Amusement, Motion Pictures, and Entertainment – 2.2%
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.0% Cash, Due 8/2022)(G)(L)	8,399	8,399	8,399

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.3%
The Mountain Corporation – Line of Credit, $400 available (L+5.0%, 9.0% Cash, Due 4/2020)(L)	2,500	2,500	2,500
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 14.0% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		25,600	25,600
Telecommunications – 3.8%
B+T Group Acquisition, Inc.(M) – Line of Credit, $1,015 available (L+11.0%, 13.0% Cash, Due 12/2021)(L)	1,785	1,785	1,785
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(L)	14,000	14,000	14,000

		15,785	15,785

Total Secured First Lien Debt		$132,328	$122,636

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 16.3%
Chemicals, Plastics, and Rubber – 3.8%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 14.0% Cash, Due 1/2024)(G)(L)	$26,618	$26,618	$15,505
Diversified/Conglomerate Services – 11.3%
J.R. Hobbs Co. – Atlanta, LLC – Line of Credit, $0 available (L+6.0%, 8.0% Cash, Due 10/2024)(L)	10,000	10,000	10,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 12.3% Cash, Due 10/2024)(L)	36,000	36,000	36,000

		46,000	46,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.2%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	4,803

Total Secured Second Lien Debt		$84,318	$66,308

Preferred Equity – 14.9%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$—
Beverage, Food, and Tobacco – 1.1%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	4,595
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	58,598	9,730	—
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	—

		5,615	—
Diversified/Conglomerate Services – 2.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	10,386
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	5,920	5,920	—

		12,669	10,386
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.7%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	22,429
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	17,111

		11,123	39,540
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	13,249	13,249	192
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.5%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	6,173

		12,399	6,173
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	—

Total Preferred Equity		$76,362	$60,886

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Common Equity/Equivalents – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		1	—
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Common Stock Warrant (C)(L)	3.5%	—	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity/Equivalents		$2	$—

Total Affiliate Investments		$293,010	$249,830

CONTROL INVESTMENTS(P) – 2.9%:
Secured Second Lien Debt – 2.4%
Aerospace and Defense – 2.4%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2021)(L)	$5,000	$5,000	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2021)(L)	5,000	5,000	5,000

		$10,000	$10,000

Preferred Equity – 0.5%
Aerospace and Defense – 0.5%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$2,061
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$12,061

TOTAL INVESTMENTS – 149.2%		$593,754	$608,336

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $558.2 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2019, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 2.0% as of September 30, 2019. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2019.
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
(H)

$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2019.

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

(Q)	Investment was exited and/or amended subsequent to September 30, 2019. Refer to Note 13 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information.
(R)	Debt security does not have a stated current interest rate.
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Total Preferred Equity		$79,476	$85,606

Common Equity – 0.4%
Diversified/Conglomerate Manufacturing – 0.4%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	$41	$1,551
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		42	1,551
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$43	$1,551

Total Affiliate Investments		$314,175	$297,113

CONTROL INVESTMENTS(P) – 3.2%:
Secured Second Lien Debt – 2.4%
Aerospace and Defense – 2.4%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 7.0% Cash (1.0% Unused Fee), Due 8/2019)(L)	$5,000	$5,000	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)(L)	5,000	5,000	5,000

		$10,000	$10,000

Preferred Equity – 0.8%
Aerospace and Defense – 0.8%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$3,309
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$13,309

TOTAL INVESTMENTS – 153.2%(V)		$589,689	$624,172

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

(T)	Security was sold subsequent to March 31, 2019. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(U)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
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

SEPTEMBER 30, 2019

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

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and an SEC-registered investment adviser, pursuant to an investment advisory agreement and management agreement (the “Advisory Agreement”). Administrative services are provided by Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, pursuant to an administration agreement (the “Administration Agreement”). Refer to Note 4 — Related Party Transactions for more information regarding these arrangements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2019 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2020 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC on May 13, 2019.

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

Board Responsibility

In accordance with the 1940 Act, our board of directors (“Board of Directors”) has the ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials, presented by the chief valuation officer. Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and determine in good faith the fair value of such investments in accordance with the Policy.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2019, certain of our loans to Meridian Rack & Pinion, Inc. (“Meridian”), The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc. (“PSI”), and SOG Specialty Knives & Tools, LLC (“SOG”) were on non-accrual status, with an aggregate debt cost basis of $56.4 million, or 13.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $29.0 million, or 7.1% of the fair value of all debt investments in our portfolio. As of March 31, 2019, certain of our loans to B-Dry, LLC, Meridian, The Mountain, PSI, and SOG were on non-accrual status, with an aggregate debt cost basis of $68.3 million, or 15.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $21.9 million, or 5.4% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of September 30, 2019 and March 31, 2019, we did not have any loans with a PIK interest component.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable (or Level 3) inputs, observable inputs (or components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2019 and March 31, 2019, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the six months ended September 30, 2019 and September 30, 2018, respectively.

As of September 30, 2019 and March 31, 2019, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2019:
Secured first lien debt	$300,864	$—	$—		$300,864
Secured second lien debt	106,744	—	—		106,744
Preferred equity	183,531	—	—		183,531
Common equity/equivalents	17,197	—	170	(A)	17,027

Total Investments at September 30, 2019	$608,336	$—	$170		$608,166

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2019:
Secured first lien debt	$331,090	$—	$—		$331,090
Secured second lien debt	75,293	—	—		75,293
Preferred equity	195,377	—	—		195,377
Common equity/equivalents	22,412	—	401	(A)	22,011

Total Investments at March 31, 2019	$624,172	$—	$401		$623,771

(A)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of September 30, 2019 and March 31, 2019, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	September 30, 2019	March 31, 2019
Non-Control/Non-Affiliate Investments
Secured first lien debt	$178,228	$156,044
Secured second lien debt	30,436	30,383
Preferred equity	120,584	106,462
Common equity/equivalents(A)	17,027	20,460

Total Non-Control/Non-Affiliate Investments	346,275	313,349
Affiliate Investments
Secured first lien debt	122,636	175,046
Secured second lien debt	66,308	34,910
Preferred equity	60,886	85,606
Common equity/equivalents	—	1,551

Total Affiliate Investments	249,830	297,113
Control Investments
Secured first lien debt	—	—
Secured second lien debt	10,000	10,000
Preferred equity	2,061	3,309
Common equity/equivalents	—	—

Total Control Investments	12,061	13,309

Total investments at fair value using Level 3 inputs	$608,166	$623,771

(A)	Excludes our investment in Funko with a fair value of $0.2 million and $0.4 million as of September 30, 2019 and March 31, 2019, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of September 30, 2019 and March 31, 2019. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	September 30, 2019	March 31, 2019			September 30, 2019	March 31, 2019
Secured first lien debt(A)	$288,856	$313,440	TEV	EBITDA multiple	3.0x – 8.4x / 6.4x	5.0x – 8.6x / 6.4x
				EBITDA	$830 – $24,639 / $6,356	$1,303 – $20,691 / $7,355
				Revenue multiple	0.6x – 0.8x / 0.7x	0.6x – 1.0x / 0.8x
				Revenue	$16,034 – $23,484 / $21,856	$12,574 – $24,857 / $17,785
	12,008	17,650	Yield Analysis	Discount Rate	14.3% – 14.8% / 14.4%	14.6% – 23.1% / 18.5%
Secured second lien debt	89,608	45,110	TEV	EBITDA multiple	5.5x – 6.7x / 6.0x	5.9x – 6.9x / 6.6x
				EBITDA	$3,475 – $8,300 / $6,536	$4,156 – $6,059 / $5,258
				Revenue multiple	0.8x – 0.8x / 0.8x	0.8x – 0.8x / 0.8x
				Revenue	$16,034 – $16,034 / $16,034	$16,717 – $16,717 / $16,717
	17,136	30,183	Yield Analysis	Discount Rate	10.2% – 11.8% / 10.6%	7.3% – 11.4% / 9.5%
Preferred equity(B)	183,531	195,377	TEV	EBITDA multiple	5.4x – 8.3x / 6.5x	5.0x – 8.6x / 7.3x
				EBITDA	$830 – $24,639 / $6,226	$2,382 – $20,691 / $7,183
				Revenue multiple	0.6x – 0.8x / 0.7x	0.6x – 1.0x / 0.7x
				Revenue	$16,034 – $23,484 / $20,933	$12,574 – $24,857 / $20,103
Common equity/equivalents(C)(D)	17,027	22,011	TEV	EBITDA multiple	3.0x – 7.9x / 4.7x	5.5x – 8.1x / 7.0x
				EBITDA	$1,217 – $18,182 / $5,963	$1,303 – $17,310 / $11,459
				Revenue multiple	0.8x – 0.8x / 0.8x	0.8x – 0.8x / 0.8x
				Revenue	$16,034 – $16,034 / $16,034	$16,717 – $16,717 / $16,717

Total	$608,166	$623,771

(A)	Fair value as of March 31, 2019 includes two proprietary debt investments for a combined $14.2 million, which were valued at the expected payoff amount as the unobservable input.
(B)	Fair value as of March 31, 2019 includes two proprietary equity investments for a combined $6.8 million, which were valued at the expected payoff amount as the unobservable input.
(C)	Fair value as of March 31, 2019 includes two proprietary equity investments for a combined $2.6 million, which were valued at the expected payoff amount as the unobservable input.
(D)	Fair value as of both September 30, 2019 and March 31, 2019 excludes our investment in Funko with a fair value of $0.2 million and $0.4 million, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months and six months ended September 30, 2019 and 2018 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2019:
Fair value as of June 30, 2019	$338,586	$76,475	$188,639	$27,099	$630,799
Total gain (loss):
Net realized gain (loss)(A)	—	—	2,788	17,576	20,364
Net unrealized appreciation (depreciation)(B)	(1,532)	(2,503)	1,178	(1,202)	(4,059)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	67	(2,672)	(10,029)	(12,634)
New investments, repayments and settlements(C):
Issuances / originations	12,450	5,005	1,500	1,200	20,155
Settlements / repayments	(7,640)	(13,300)	—	—	(20,940)
Sales	—	—	(7,902)	(17,617)	(25,519)
Transfers(D)	(41,000)	41,000	—	—	—

Fair value as of September 30, 2019	$300,864	$106,744	$183,531	$17,027	$608,166

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six months ended September 30, 2019:
Fair value as of March 31, 2019	$331,090	$75,293	$195,377	$22,011	$623,771
Total gain (loss):
Net realized gain (loss)(A)	—	—	1,533	19,295	20,828
Net unrealized appreciation (depreciation)(B)	(1,700)	(1,325)	(9,367)	6,451	(5,941)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	67	(2,121)	(11,748)	(13,802)
New investments, repayments and settlements(C):
Issuances / originations	53,100	5,009	12,080	1,200	71,389
Settlements / repayments	(40,626)	(13,300)	—	—	(53,926)
Sales	—	—	(13,971)	(20,182)	(34,153)
Transfers(D)	(41,000)	41,000	—	—	—

Fair value as of September 30, 2019	$300,864	$106,744	$183,531	$17,027	$608,166

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2018:
Fair value as of June 30, 2018	$316,325	$97,026	$200,252	$15,003	$628,606
Total gain (loss):
Net realized loss(A)	—	—	(3,600)	—	(3,600)
Net unrealized appreciation (depreciation)(B)	(509)	(2,093)	33,875	3,661	34,934
Reversal of previously recorded depreciation upon realization(B)	—	—	3,600	—	3,600
New investments, repayments and settlements(C):
Issuances / originations	50	105	750	—	905
Settlements / repayments	—	—	—	—	—
Sales	—	—	—	—	—
Transfers	—	—	—	—	—

Fair value as of September 30, 2018	$315,866	$95,038	$234,877	$18,664	$664,445

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six months ended September 30, 2018:
Fair value as of March 31, 2018	$305,856	$97,339	$167,150	$28,608	$598,953
Total gain (loss):
Net realized gain (loss)(A)	—	—	(3,600)	13,786	10,186
Net unrealized appreciation (depreciation)(B)	(354)	(2,661)	65,453	4,801	67,239
Reversal of previously recorded (appreciation) depreciation upon realization(B)	(74)	—	3,600	(14,681)	(11,155)
New investments, repayments and settlements(C):
Issuances / originations	24,952	360	5,650	—	30,962
Settlements / repayments	(14,514)	—	—	—	(14,514)
Sales	—	—	(3,376)	(13,850)	(17,226)
Transfers	—	—	—	—	—

Fair value as of September 30, 2018	$315,866	$95,038	$234,877	$18,664	$664,445

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended September 30, 2019 and 2018.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended September 30, 2019 and 2018.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)

Transfers represent (1) secured first lien debt of B-Dry, LLC with a cost basis of $11.9 million and a fair value of $0, which was converted into equity during the three months ended June 30, 2019 and (2) secured first lien debt of J.R. Hobbs Co. – Atlanta, LLC, with a total cost basis and fair value of $41.0 million, that was converted into secured second lien debt during the three months ended September 30, 2019.

Investment Activity

During the six months ended September 30, 2019, the following significant transactions occurred:

•

In April 2019, we sold our investment in Tread Corporation, which resulted in a realized loss of $2.7 million. In connection with the sale, we received net cash proceeds of $4.9 million, including the repayment of our debt investment of $3.2 million at par.

•

In April 2019, we sold our investment in Jackrabbit Inc., which resulted in dividend income of $2.1 million and a realized gain of $3.2 million. In connection with the sale, we received net cash proceeds of $19.8 million, including the repayment of our debt investment of $11.0 million at par.

•	In April and May 2019, we extended a line of credit to J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) with a total commitment amount of $10.0 million, which matures in October 2024.

•	In May 2019, our $15.8 million debt investment in Old World Christmas, Inc. was repaid at par. In connection with the repayment, we received success fee income of $0.2 million.

•

In June 2019, we invested $38.8 million in Horizon Facilities Services, Inc. (“Horizon”) through a combination of secured first lien debt and preferred equity. Horizon, headquartered in Allentown, Pennsylvania, is a leading provider of outsourced services to the rental car industry.

•

In August 2019, we sold our investment in Alloy Die Casting Co., which resulted in success fee income of $1.9 million and a realized gain of $20.4 million. In connection with the sale, we received net cash proceeds of $38.8 million, including the repayment of our debt investment of $13.3 million at par.

•

In September 2019, we invested $4.4 million in Phoenix Door Systems, Inc (“Phoenix”) through a combination of secured first lien debt and common equity. Phoenix, headquartered in Mason, Ohio, manufactures high impact traffic doors for the commercial and industrial market and architectural doors for the municipal market.

•	In September 2019, we invested an additional $8.5 million in Bassett Creek Restoration, Inc. in the form of first lien debt.

Investment Concentrations

As of September 30, 2019, our investment portfolio consisted of investments in 29 portfolio companies located in 17 states across 14 different industries with an aggregate fair value of $608.3 million. Our investments in Nth Degree, Inc., J.R. Hobbs, Counsel Press, Inc., Brunswick Bowling Products, Inc., and Horizon represented our five largest portfolio investments at fair value as of September 30, 2019, and collectively comprised $241.4 million, or 39.8%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of September 30, 2019 and March 31, 2019:

	September 30, 2019				March 31, 2019
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$310,556	52.3%	$300,864	49.5%	$350,965	59.5%	$331,090	53.0%
Secured second lien debt	124,560	21.0	106,744	17.5	91,851	15.6	75,293	12.1

Total debt	435,116	73.3	407,608	67.0	442,816	75.1	406,383	65.1
Preferred equity	156,147	26.3	183,531	30.2	144,622	24.5	195,377	31.3
Common equity/equivalents	2,491	0.4	17,197	2.8	2,251	0.4	22,412	3.6

Total equity/equivalents	158,638	26.7	200,728	33.0	146,873	24.9	217,789	34.9

Total investments	$593,754	100.0%	$608,336	100.0%	$589,689	100.0%	$624,172	100.0%

Investments at fair value consisted of the following industry classifications as of September 30, 2019 and March 31, 2019:

	September 30, 2019		March 31, 2019
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$271,190	44.6%	$212,817	34.1%
Home and Office Furnishings, Housewares, and Durable Consumer Products	82,830	13.6	102,271	16.4
Personal and Non-Durable Consumer Products (Manufacturing Only)	36,746	6.0	40,130	6.4
Leisure, Amusement, Motion Pictures, and Entertainment	36,276	6.0	40,912	6.6
Healthcare, Education, and Childcare	27,907	4.6	30,022	4.8
Diversified/Conglomerate Manufacturing	27,704	4.6	41,235	6.6
Machinery (Non-agriculture, Non-construction, and Non-electronic)	26,875	4.4	28,905	4.6
Containers, Packaging, and Glass	21,852	3.6	22,009	3.5
Cargo Transport	15,840	2.6	15,490	2.5
Telecommunications	15,785	2.6	15,225	2.4
Chemicals, Plastics, and Rubber	15,505	2.5	16,641	2.7
Beverage, Food, and Tobacco	13,645	2.2	11,937	1.9
Aerospace and Defense	12,061	2.0	13,309	2.1
Automobile	4,120	0.7	9,716	1.6
Farming and Agriculture	—	—	19,197	3.1
Other < 2.0%	—	—	4,356	0.7

Total investments	$608,336	100.0%	$624,172	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of September 30, 2019 and March 31, 2019:

	September 30, 2019		March 31, 2019
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$261,457	43.0%	$262,386	42.0%
West	163,699	26.9	177,599	28.5
Northeast	126,591	20.8	129,430	20.7
Midwest	56,589	9.3	54,757	8.8

Total investments	$608,336	100.0%	$624,172	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2019:

		Amount
For the remaining six months ending March 31:	2020	$33,160
For the fiscal years ending March 31:	2021	55,346
	2022	53,381
	2023	97,489
	2024	84,118
	Thereafter	111,680

	Total contractual repayments	$435,174
	Adjustments to cost basis of debt investments	(58)
	Investments in equity securities	158,638

	Total cost basis of investments held as of September 30, 2019:	$593,754

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2019 and March 31, 2019, we had gross receivables from portfolio companies of $1.3 million and $1.3 million, respectively. The allowance for uncollectible receivables was $0.6 million and $0.8 million as of September 30, 2019 and March 31, 2019, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, as described in the Advisory Agreement, and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, each as described below. On July 9, 2019, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the renewal of the Advisory Agreement through August 31, 2020.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Average total assets subject to base management fee(A)	$628,790	$655,000	$631,500	$638,600
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Base management fee(B)	3,144	3,275	6,315	6,386
Credits to fees from Adviser—other(B)	(608)	(565)	(1,830)	(1,525)

Net base management fee	$2,536	$2,710	$4,485	$4,861

Loan servicing fee(B)	1,593	1,674	3,345	3,414
Credits to base management fee—loan servicing fee(B)	(1,593)	(1,674)	(3,345)	(3,414)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$742	$—	$2,823	$1,078
Incentive fee – capital gains-based(C)	858	7,125	346	13,633

Total incentive fee(B)	$1,600	$7,125	$3,169	$14,711
Credits to fees from Adviser—other(B)	—	—	—	—

Net incentive fee	$1,600	$7,125	$3,169	$14,711

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $37 and $87 for the three and six months ended September 30, 2019, respectively, and $47 and $118 for the three and six months ended September 30, 2018, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through September 30, 2019, as aggregate unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period. During the three and six months ended September 30, 2019, we recorded a capital gains-based incentive fees of $0.9 million and $0.3 million, respectively. During the three and six months ended September 30, 2018, we recorded capital gains-based incentive fees of $7.1 million and $13.6 million, respectively. Such amounts are not yet contractually due under the terms of the Advisory Agreement.

Transactions with the Administrator

We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel, and secretary), and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone.

Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 9, 2019, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the renewal of the Administration Agreement through August 31, 2020.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, is a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. From time to time, Gladstone Securities provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three and six months ended September 30, 2019, the fees received by Gladstone Securities from portfolio companies totaled $0.0 million and $0.4 million, respectively. During the three and six months ended September 30, 2018, the fees received by Gladstone Securities from portfolio companies totaled $0.0 million and $0.3 million, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31,
	2019	2019
Base management and loan servicing fee due to Adviser, net of credits	$1,359	$1,143
Incentive fee due to Adviser(A)	23,322	23,548
Other due to Adviser	59	33

Total fees due to Adviser	$24,740	$24,724
Fee due to Administrator	$423	$344

Total related party fees due	$25,163	$25,068

(A)

Includes a capital gains-based incentive fee of $22.6 million and $22.2 million as of September 30, 2019 and March 31, 2019, respectively, recorded in accordance with GAAP requirements and which is not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $0 and $12 as of September 30, 2019 and March 31, 2019, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2019 and March 31, 2019, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of September 30, 2019, the Credit Facility provided a one-year extension option that may be exercised on or before the second anniversary of the August 22, 2018 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of September 30, 2019	As of March 31, 2019
Commitment amount	$200,000	$200,000
Borrowings outstanding at cost	46,800	53,000
Availability(A)	153,200	147,000

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Weighted-average borrowings outstanding	$57,120	$100,960	$49,935	$112,056
Effective interest rate(B)	7.8%	5.7%	8.4%	5.5%
Commitment (unused) fees incurred	$364	$116	$763	$170

(A)

Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $126.9 million and $137.5 million as of September 30, 2019 and March 31, 2019, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of September 30, 2019, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2019, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $534.3 million, asset coverage on our senior securities representing indebtedness of 1,103.8%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2019, we were in compliance with all covenants under the Credit Facility.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.65% per annum, plus a 1.0% unused commitment fee. As of March 31, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 1.0% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of September 30, 2019 and March 31, 2019, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of September 30, 2019 and March 31, 2019, and for the three and six months ended September 30, 2019 and 2018, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2019	March 31, 2019
Credit Facility	$46,964	$53,000

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended September 30, 2019:
Fair value at June 30, 2019	$73,795
Borrowings	25,500
Repayments	(52,200)
Unrealized depreciation	(131)

Fair value at September 30, 2019	$46,964

Six months ended September 30, 2019:
Fair value at March 31, 2019	$53,000
Borrowings	100,000
Repayments	(106,200)
Unrealized appreciation	164

Fair value at September 30, 2019	$46,964

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended September 30, 2018:
Fair value at June 30, 2018	$102,907
Borrowings	91,300
Repayments	(78,100)
Unrealized depreciation	(407)

Fair value at September 30, 2018	$115,700

Six months ended September 30, 2018:
Fair value at March 31, 2018	$107,500
Borrowings	129,200
Repayments	(120,500)
Unrealized depreciation	(500)

Fair value at September 30, 2018	$115,700

The fair value of the collateral under the Credit Facility was $558.2 million and $536.3 million as of September 30, 2019 and March 31, 2019, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

The following tables summarize our 6.250% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”), and our 6.375% Series E Cumulative Term Preferred Stock (our “Series E Term Preferred Stock” or “Series E”) outstanding as of September 30, 2019 and March 31, 2019:

As of September 30, 2019:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(A)					5,290,000	$25.00	$132,250
Less: Discounts							(3,429)

Term preferred stock, net(B)							$128,821

As of March 31, 2019:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(A)					5,290,000	$25.00	$132,250
Less: Discounts							(3,768)

Term preferred stock, net(B)							$128,482

(A)	As of September 30, 2019 and March 31, 2019, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 316.4% and 309.1%, respectively.
(B)

Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), our 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”), our Series D Term Preferred Stock and our Series E Term Preferred Stock during the six months ended September 30, 2019 and 2018:

For the Six Months Ended September 30, 2019:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock(A)
April 9, 2019	April 22, 2019	April 30, 2019	$0.13020833	$0.13281250
April 9, 2019	May 22, 2019	May 31, 2019	0.13020833	0.13281250
April 9, 2019	June 19, 2019	June 28, 2019	0.13020833	0.13281250
July 9, 2019	July 22, 2019	July 31, 2019	0.13020833	0.13281250
July 9, 2019	August 20, 2019	August 30, 2019	0.13020833	0.13281250
July 9, 2019	September 17, 2019	September 30, 2019	0.13020833	0.13281250

		Total	$0.78124998	$0.79687500

For the Six Months Ended September 30, 2018:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock(B)	Dividend per Share of Series C Term Preferred Stock(B)	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock(A)
April 10, 2018	April 20, 2018	April 30, 2018	$0.140625	$0.135417	$0.13020833	$—
April 10, 2018	May 22, 2018	May 31, 2018	0.140625	0.135417	0.13020833	—
April 10, 2018	June 20, 2018	June 29, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	July 20, 2018	July 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	August 21, 2018	August 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	September 19, 2018	September 28, 2018	—	—	0.13020833	—
September 6, 2018	September 19, 2018	September 28, 2018	—	—	—	0.17265625	(C)

		Total	$0.703125	$0.677085	$0.78124998	$0.17265625

(A)	We issued our Series E Term Preferred Stock on August 22, 2018.
(B)	We voluntarily redeemed all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock on August 31, 2018.
(C)	Represents a combined dividend for the prorated month of August 2018, based upon the issuance date of our Series E Term Preferred Stock, combined with the full month of September 2018.

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of dividends paid to preferred stockholders in the current calendar year as of September 30, 2019, 27.3% would be from ordinary income and 72.7% would be from capital gains.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2019 and March 31, 2019. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of September 30, 2019 and March 31, 2019, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	September 30, 2019	March 31, 2019
Series D Term Preferred Stock	$58,213	$58,535
Series E Term Preferred Stock	78,338	76,395

Total	$136,551	$134,930

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of September 30, 2019, we had the ability to issue all $300.0 million of the securities registered under the registration statement.

Common Equity Offering

In February 2018, we entered into equity distribution agreements with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in what is commonly referred to as an “at-the-market” (“ATM”) program. As of September 30, 2019, we had remaining capacity to sell up to an additional $31.8 million of common stock under the ATM program.

During the three months ended June 30, 2018, we sold 168,824 shares of our common stock under the ATM program with Cantor at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then-current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding. In aggregate, the sales during the three months ended June 30, 2018 were above our then-current estimated NAV per share. We did not sell any shares of our common stock under the ATM program during the six months ended September 30, 2019.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Numerator: net increase in net assets resulting from operations	$11,004	$30,364	$17,050	$62,691
Denominator: basic and diluted weighted-average common shares	32,822,459	32,822,459	32,822,459	32,792,816

Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.34	$0.93	$0.52	$1.91

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). The amount to be paid out as distributions to our common stockholders is determined by our Board of Directors quarterly and is based upon management’s estimate of Investment Company Taxable Income and net long-term capital gains, as well as amounts to be distributed in accordance with Section 855(a) of the Code. Based on that estimate, our Board of Directors declares monthly distributions, and supplemental distributions, as appropriate, to common stockholders each quarter and deemed distributions of long-term capital gains annually as of the end of the fiscal year, as applicable.

The U.S. federal income tax characteristics of distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of distributions paid to common stockholders in the current calendar year as of September 30, 2019, 67.9% would be from ordinary income and 32.1% would be from capital gains.

We paid the following monthly and supplemental cash distributions to our common stockholders for the six months ended September 30, 2019 and 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	April 9, 2019	April 22, 2019	April 30, 2019	$0.068
	April 9, 2019	May 22, 2019	May 31, 2019	0.068
	April 9, 2019	June 5, 2019	June 14, 2019	0.090	(A)
	April 9, 2019	June 19, 2019	June 28, 2019	0.068
	July 9, 2019	July 22, 2019	July 31, 2019	0.068
	July 9, 2019	August 20, 2019	August 30, 2019	0.068
	July 9, 2019	September 4, 2019	September 13, 2019	0.030	(A)
	July 9, 2019	September 17, 2019	September 30, 2019	0.068

		Six months ended September 30, 2019:		$0.528

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	April 10, 2018	April 20, 2018	April 30, 2018	$0.067
	April 10, 2018	May 22, 2018	May 31, 2018	0.067
	April 10, 2018	June 6, 2018	June 15, 2018	0.060	(A)
	April 10, 2018	June 20, 2018	June 29, 2018	0.067
	July 10, 2018	July 20, 2018	July 31, 2018	0.067
	July 10, 2018	August 21, 2018	August 31, 2018	0.067
	July 10, 2018	September 19, 2018	September 28, 2018	0.067

		Six months ended September 30, 2018:		$0.462

(A)	Represents a supplemental distribution to common stockholders.

Aggregate cash distributions to our common stockholders declared quarterly and paid were $17.3 million and $15.2 million for the six months ended September 30, 2019 and 2018, respectively, and were declared based on estimates of Investment Company Taxable Income and net long-term capital gains for the respective periods, as well as amounts to be distributed in accordance with Section 855(a) of the Code.

For the fiscal year ended March 31, 2019, Investment Company Taxable Income exceeded distributions declared and paid and, in accordance with Section 855(a) of the Code, we elected to treat $16.0 million of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2019, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.2 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.

For the three and six months ended September 30, 2019, we recorded $0.9 million and $1.3 million, respectively, of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed (Overdistributed) net investment income for both periods on our accompanying Consolidated Statements of Assets and Liabilities.

For the three and six months ended September 30, 2018, we recorded $2.5 million and $2.7 million, respectively, of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions for both periods on our accompanying Consolidated Statements of Assets and Liabilities.

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

In addition, we recorded a reserve for uncertain tax positions related to potential Virginia state tax exposure related to the deemed distribution of $3.0 million for the year ended March 31, 2019, which was included in Taxes on deemed distribution of long-term capital gains on our Consolidated Statements of Operations for the year ended March 31, 2019 and in Other liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2019 and March 31, 2019. We have requested clarification of the treatment of deemed distributions with respect to Virginia state taxes from the Virginia Department of Revenue. We expect to obtain such clarification during our fiscal year ending March 31, 2020.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2019 and March 31, 2019, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $3.0 million and $1.7 million as of September 30, 2019 and March 31, 2019, respectively.

Financial Commitments and Obligations

We have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of September 30, 2019 and March 31, 2019 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of September 30, 2019, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of September 30, 2019 and March 31, 2019 to be immaterial.

As of September 30, 2019, the following guaranty was outstanding:

•

A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers.

The following table summarizes the principal balances of unused line of credit commitments and guaranties as of September 30, 2019 and March 31, 2019, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	September 30, 2019	March 31, 2019
Unused line of credit commitments	$4,415	$1,259
Guaranties	1,000	1,000

Total	$5,415	$2,259

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Per Common Share Data:
Net asset value at beginning of period(A)	$12.29	$11.57	$12.40	$10.85
Income from investment operations(B)
Net investment income (loss)	0.20	(0.12)	0.47	(0.12)
Net realized gain (loss) on investments and other	0.65	(0.14)	0.66	0.29
Net unrealized (depreciation) appreciation of investments and other	(0.51)	1.19	(0.61)	1.74

Total from investment operations	0.34	0.93	0.52	1.91
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.16)	(0.20)	(0.36)	(0.41)
Cash distributions to common stockholders from realized gains(C)	(0.07)	—	(0.17)	(0.05)
Discounts, commissions, and offering costs	—	—	—	—
Net dilutive effect of equity offering(D)	—	—	—	—

Total from equity capital activity	(0.23)	(0.20)	(0.53)	(0.46)
Other, net(B)(E)	(0.01)	—	—	—

Net asset value at end of period(A)	$12.39	$12.30	$12.39	$12.30

Per common share market value at beginning of period	$11.23	$11.77	$11.60	$10.10
Per common share market value at end of period	12.34	11.43	12.34	11.43
Total investment return(F)	12.07%	(0.61)%	11.26%	17.77%
Common stock outstanding at end of period(A)	32,822,459	32,822,459	32,822,459	32,822,459
Statement of Assets and Liabilities Data:
Net assets at end of period	$406,830	$403,574	$406,830	$403,574
Average net assets(G)	407,970	386,747	407,929	375,487
Senior Securities Data:
Total borrowings, at cost	$51,896	$120,796	$51,896	$120,796
Mandatorily redeemable preferred stock (H)	132,250	132,250	132,250	132,250
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(I)	9.86%	17.67%	9.07%	17.33%
Ratio of net investment income to average net assets – annualized(J)	6.45	(4.13)	7.57	(2.10)

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding period.
(C)

The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.

(D)

During the three and six months ended September 30, 2018, the net dilutive effect of issuing common shares was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding.

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
(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets—annualized would have been 12.01% and 19.99% for the three months ended September 30, 2019 and 2018, respectively, and 11.61% and 19.96% for the six months ended September 30, 2019 and 2018, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets—annualized would have been 4.30% and (6.45)% for the three months ended September 30, 2019 and 2018, respectively, and 5.03% and (4.73)% for the six months ended September 30, 2019 and 2018, respectively.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during either of the six month periods ended September 30, 2019 and 2018.

NOTE 13. SUBSEQUENT EVENTS

Distributions and Dividends

In October 2019, our Board of Directors declared the following monthly and supplemental distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
October 22, 2019	October 31, 2019	$0.068		$0.13020833	$0.13281250
November 19, 2019	November 29, 2019	0.068		0.13020833	0.13281250
December 3, 2019	December 13, 2019	0.090	(A)	—	—
December 19, 2019	December 31, 2019	0.068		0.13020833	0.13281250

	Total for the Quarter:	$0.294		$0.39062499	$0.39843750

(A)	Represents a supplemental distribution to common stockholders.

Investment Activity

In October 2019, we exited our investment in B-Dry, LLC, with a fair value of $0 as of September 30, 2019, and recorded a realized loss of $14.7 million.

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

OVERVIEW

General

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for U.S. federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 through September 30, 2019, we have paid 171 consecutive monthly distributions to common stockholders.

We are externally managed by the Adviser, an affiliate of ours and an SEC-registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser. Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We intend that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of September 30, 2019, our investment portfolio was made up of 73.3% in debt securities and 26.7% in equity securities, at cost.

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

Our shares of common stock, 6.25% Series D Cumulative Term Preferred Stock (“Series D Term Preferred Stock”) and 6.375% Series E Cumulative Term Preferred Stock (“Series E Term Preferred Stock”) are traded on the Nasdaq Global Select Market under the trading symbols “GAIN,” “GAINM,” and “GAINL,” respectively.

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the six months ended September 30, 2019, we exited three portfolio companies with a combined fair value prior to their exits of $54.7 million and invested $43.2 million in two new portfolio companies, resulting in a net reduction of one company in our portfolio, which was comprised of 29 companies as of September 30, 2019. From our initial public offering in June 2005 through September 30, 2019, we made investments in 51 companies, excluding investments in syndicated loans, for a total of over $1 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2019, we had unrecognized, contractual success fees of $33.3 million, or $1.02 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

From inception through September 30, 2019, we completed sales of 19 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $198.9 million in net realized gains and $27.4 million in other income upon exit, for a total increase to our net assets of $226.3 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 19 liquidity events have offset any realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 70.0% from March 2011 through September 30, 2019, and allowed us to declare and pay a $0.03 per common share supplemental distribution in fiscal year 2012, a $0.05 per common share supplemental distribution in November 2013, a $0.05 per common share supplemental distribution in December 2014, a $0.06 per common share supplemental distribution in each of June 2017, December 2017, June 2018, and December 2018, a $0.09 per common share supplemental distribution in June 2019, and a $0.03 per common share supplemental distribution in September 2019.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to August 2021, and currently have a total commitment amount of $200.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2019, we sold 168,842 shares of our common stock under our at-the-market program for gross proceeds of approximately $1.9 million. Additionally, we issued 3.0 million shares of our Series E Term Preferred Stock for gross proceeds of $74.8 million in August 2018. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock.

Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On September 30, 2019, the closing market price of our common stock was $12.34 per share, representing a 0.4% discount to our net asset value (“NAV”) of $12.39 per share as of September 30, 2019. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2019 Annual Meeting of Stockholders held on August 15, 2019, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then-current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then-outstanding common stock immediately prior to each such sale, provided that our board of directors (“Board of Directors”) makes certain determinations prior to any such sale. This August 2019 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings at a price below the then-current NAV per share, once in May 2017, once in March 2015, and once in October 2012. Certain sales under the at-the-market program in March and April 2018 were also below the then-current estimated NAV per share. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act), of at least 150% on each of our senior securities representing indebtedness and our senior securities that are stock (such as our two series of term preferred stock).

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities changed from 200% to 150%, effective as of April 10, 2019, one year after the date of the Board of Directors’ approval. Under the 200% asset coverage standard in effect prior to April 10, 2019, we were able to borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Since April 10, 2019, under the 150% asset coverage standard, we may now incur debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a minimum asset coverage requirement of 200% with respect to our Series D Term Preferred Stock.

As of September 30, 2019, our asset coverage ratio on our senior securities representing indebtedness was 1,103.8% and our asset coverage on our senior securities that are stock was 316.4%.

Investment Highlights

During the six months ended September 30, 2019, and inclusive of non-cash transactions, we invested $43.2 million in two new portfolio companies, received $89.0 million in proceeds from repayments and sales, and extended $28.2 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and preferred equity.

Investment Activity

During the six months ended September 30, 2019, the following significant transactions occurred:

•

In April 2019, we sold our investment in Tread Corporation (“Tread”), which resulted in a realized loss of $2.7 million. In connection with the sale, we received net cash proceeds of $4.9 million, including the repayment of our debt investment of $3.2 million at par.

•

In April 2019, we sold our investment in Jackrabbit Inc. (“Jackrabbit”), which resulted in dividend income of $2.1 million and a realized gain of $3.2 million. In connection with the sale, we received net cash proceeds of $19.8 million, including the repayment of our debt investment of $11.0 million at par.

•	In April and May 2019, we extended a line of credit to J.R. Hobbs Co. – Atlanta, LLC with a total commitment amount of $10.0 million, which matures in October 2024.

•	In May 2019, our $15.8 million debt investment in Old World Christmas, Inc. was repaid at par. In connection with the repayment, we received success fee income of $0.2 million.

•

In June 2019, we invested $38.8 million in Horizon Facilities Services, Inc. (“Horizon”) through a combination of secured first lien debt and preferred equity. Horizon, headquartered in Allentown, Pennsylvania, is a leading provider of outsourced services to the rental car industry.

•

In August 2019, we sold our investment in Alloy Die Casting Co. (“ADC”), which resulted in success fee income of $1.9 million and a realized gain of $20.4 million. In connection with the sale, we received net cash proceeds of $38.8 million, including the repayment of our debt investment of $13.3 million at par.

•

In September 2019, we invested $4.4 million in Phoenix Door Systems, Inc (“Phoenix”) through a combination of secured first lien debt and common equity. Phoenix, headquartered in Mason, Ohio, manufactures high impact traffic doors for the commercial and industrial market and architectural doors for the municipal market.

•	In September 2019, we invested an additional $8.5 million in Bassett Creek Restoration, Inc. in the form of first lien debt.

The following significant investment activity occurred subsequent to September 30, 2019. Also refer to Note 13 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

In October 2019, we exited our investment in B-Dry, LLC, with a fair value of $0 as of September 30, 2019, and recorded a realized loss of $14.7 million.

Recent Developments

Distributions and Dividends

In October 2019, our Board of Directors declared the following monthly and supplemental distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
October 22, 2019	October 31, 2019	$0.068		$0.13020833	$0.13281250
November 19, 2019	November 29, 2019	0.068		0.13020833	0.13281250
December 3, 2019	December 13, 2019	0.090	(A)	—	—
December 19, 2019	December 31, 2019	0.068		0.13020833	0.13281250

	Total for the Quarter:	$0.294		$0.39062499	$0.39843750

(A)	Represents a supplemental distribution to common stockholders.

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out during late 2021. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. However, we expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established and may also need to renegotiate certain provisions of the Credit Facility. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one month LIBOR, we expect that there should be minimal impact on our operations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
INVESTMENT INCOME
Interest income	$14,143	$11,895	$2,248	18.9%
Dividend, success fee, and other income	2,493	1,196	1,297	108.4

Total investment income	16,636	13,091	3,545	27.1

EXPENSES
Base management fee	3,144	3,275	(131)	(4.0)
Loan servicing fee	1,593	1,674	(81)	(4.8)
Incentive fee	1,600	7,125	(5,525)	(77.5)
Administration fee	423	344	79	23.0
Interest and dividend expense	3,297	3,843	(546)	(14.2)
Amortization of deferred financing costs and discounts	373	497	(124)	(24.9)
Other	1,824	2,566	(742)	(28.9)

Expenses before credits from Adviser	12,254	19,324	(7,070)	(36.6)
Credits to fees from Adviser	(2,201)	(2,239)	38	(1.7)

Total expenses, net of credits to fees	10,053	17,085	(7,032)	(41.2)

NET INVESTMENT INCOME (LOSS)	6,583	(3,994)	10,577	NM

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	21,144	(2,856)	24,000	NM
Net realized loss on other	—	(1,687)	1,687	(100.0)
Net unrealized (depreciation) appreciation of investments	(16,854)	38,494	(55,348)	(143.8)
Net unrealized depreciation of other	131	407	(276)	(67.8)

Net realized and unrealized gain	4,421	34,358	(29,937)	(87.1)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,004	$30,364	$(19,360)	(63.8)%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income (loss)	$0.20	$(0.12)	$0.32	NM

Net increase in net assets resulting from operations	$0.34	$0.93	$(0.59)	(63.4)%

NM = Not Meaningful

Investment Income

Total investment income increased 27.1% for the three months ended September 30, 2019, as compared to the prior year period. The increase was due to an increase in interest income as well as dividend, success fee, and other income.

Interest income from our investments in debt securities increased 18.9% for the three months ended September 30, 2019, as compared to the prior year period. During the three months ended September 30, 2019, we received $2.1 million of past due interest upon the exit of our investment in ADC. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2019 was $374.1 million, compared to $365.5 million for the prior year period. This increase was primarily due to the origination of $51.9 million of new debt investments and $57.1 million of follow-on debt investments to existing portfolio companies, partially offset by the pay-off or restructure of $84.6 million of debt investments and $9.7 million of loans placed on non-accrual status after September 30, 2018 and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructures, and non-accruals, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend, success fee, and other income, was 15.0% for the three months ended September 30, 2019, compared to 12.9% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At September 30, 2019, certain of our loans to four portfolio companies, Meridian Rack & Pinion, Inc. (“Meridian”), The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC (“SOG”), were on non-accrual status, with an aggregate debt cost basis of $56.4 million. At September 30, 2018, certain of our loans to four portfolio companies, B-Dry, LLC (“B-Dry”), The Mountain, PSI Molded, and SOG, were on non-accrual status, with an aggregate debt cost basis of $73.5 million.

Dividend, success fee, and other income for the three months ended September 30, 2019 increased 108.4% from the prior year period. During the three months ended September 30, 2019, dividend, success fee, and other income consisted of $0.6 million of dividend income and $1.9 million of success fee income. During the three months ended September 30, 2018, dividend, success fee, and other income consisted of $1.2 million of dividend income.

As of September 30, 2019, Nth Degree, Inc. represented 11.7% of the total investment portfolio at fair value. As of March 31, 2019, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 41.2% during the three months ended September 30, 2019, as compared to the prior year period, primarily due to a decrease in the capital gains-based incentive fee, interest and dividend expense, and other expenses, partially offset by an increase in the income-based incentive fee.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $0.9 million during the three months ended September 30, 2019, compared to a capital gains-based incentive fee of $7.1 million during the three months ended September 30, 2018. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. Such amounts are not yet contractually due under the terms of the Advisory Agreement. The income-based incentive fee increased by $0.7 million for the three months ended September 30, 2019, as compared to the prior year period, as the increase in pre-incentive fee net investment income more than offset the increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2019	2018
Average total assets subject to base management fee(A)	$628,790	$655,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	3,144	3,275
Credits to fees from Adviser—other(B)	(608)	(565)

Net base management fee	$2,536	$2,710

Loan servicing fee(B)	1,593	1,674
Credits to base management fee—loan servicing fee(B)	(1,593)	(1,674)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$742	$—
Incentive fee – capital gains-based(C)	858	7,125

Total incentive fee(B)	$1,600	$7,125
Credits to fees from Adviser—other(B)	—	—

Net incentive fee	$1,600	$7,125

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

Interest and dividend expense decreased 14.2% during the three months ended September 30, 2019, as compared to the prior year period, due to a lower weighted-average balance outstanding on the Credit Facility, partially offset by an increase in the effective interest rate. The weighted-average balance outstanding on the Credit Facility during the three months ended September 30, 2019 was $57.1 million, as compared to $101.0 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended September 30, 2019 was 7.8%, as compared to 5.7% in the prior year period. This increase in the effective interest rate on the Credit Facility was primarily a result of the unused commitment fee on the undrawn portion of the Credit Facility. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility. Refer to “Liquidity and Capital Resources – Equity – Term Preferred Stock” for further discussion of the mandatorily redeemable preferred stock.

Other expenses decreased 28.9% during the three months ended September 30, 2019, as compared to the prior year period, primarily due to a decrease in bad debt expense, partially offset by an increase in professional fees and tax expense.

Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2019, we recorded net realized gains on investments of $21.1 million, primarily related to a $20.4 million realized gain from the exit of ADC. During the three months ended September 30, 2018, we recorded net realized losses on investments of $2.9 million, primarily related to a $3.6 million realized loss from the exit of NDLI, Inc. (“NDLI”), partially offset by $0.7 million of realized gains from the sale of a portion of our investment in Funko Acquisition Holdings, LLC (“Funko”).

Net Realized Loss on Other

During the three months ended September 30, 2018, we recorded a net realized loss on other of $1.7 million, which primarily related to unamortized deferred issuance costs written off upon the redemption of our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock”) and 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock”) in August 2018. There were no realized gains or losses on other during the three months ended September 30, 2019.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended September 30, 2019, we recorded net unrealized depreciation of investments of $16.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Alloy Die Casting Co.	$20,355	$—	$(12,634)	$7,721
Nth Degree, Inc.	—	7,328	—	7,328
Counsel Press, Inc.	—	3,766	—	3,766
D.P.M.S., Inc.	—	2,730	—	2,730
ImageWorks Display and Marketing Group, Inc.	—	2,602	—	2,602
Old World Christmas, Inc.	—	2,004	—	2,004
Galaxy Tool Holding Corporation	—	1,532	—	1,532
Schylling, Inc.	—	1,269	—	1,269
SBS Industries, LLC	—	(1,232)	—	(1,232)
SOG Specialty Knives and Tools, LLC	—	(1,443)	—	(1,443)
PSI Molded Plastics, Inc.	—	(2,416)	—	(2,416)
Ginsey Home Solutions, Inc.	—	(2,718)	—	(2,718)
Pioneer Square Brands, Inc.	—	(3,163)	—	(3,163)
Meridian Rack & Pinion, Inc.	—	(4,570)	—	(4,570)
J.R. Hobbs Co.—Atlanta, LLC	—	(9,530)	—	(9,530)
Other, net (<$1.0 million, net)	789	(248)	(131)	410

Total	$21,144	$(4,089)	$(12,765)	$4,290

The primary drivers of net unrealized depreciation of $16.9 million for the three months ended September 30, 2019 were the reversal of previously recorded unrealized appreciation of our investment in ADC upon its exit, a decline in performance of certain of our other portfolio companies, and a decrease in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by increased performance of certain of our portfolio companies.

During the three months ended September 30, 2018, we recorded net unrealized appreciation of investments of $38.5 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2018 were as follows:

	Three Months Ended September 30, 2018
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

Across our entire investment portfolio, we recorded $4.0 million of net unrealized depreciation on our debt positions and $12.9 million of net unrealized depreciation on our equity positions for the three months ended September 30, 2019. As of September 30, 2019, the fair value of our investment portfolio was greater than our cost basis by $14.6 million, as compared to $31.5 million as of June 30, 2019, representing net unrealized depreciation of $16.9 million for the three months ended September 30, 2019. Our entire portfolio had a fair value of 102.5% of cost as of September 30, 2019.

Net Unrealized (Appreciation) Depreciation on Other

During the three months ended September 30, 2019 and 2018, we recorded net unrealized depreciation of other of $0.1 million and $0.4 million, respectively, related to the Credit Facility recorded at fair value.

Comparison of the Six Months Ended September 30, 2019 to the Six Months Ended September 30, 2018

	For the Six Months Ended September 30,
	2019	2018	$ Change	% Change
INVESTMENT INCOME
Interest income	$26,018	$25,209	$809	3.2%
Dividend, success fee, and other income	7,928	3,386	4,542	134.1

Total investment income	33,946	28,595	5,351	18.7

EXPENSES
Base management fee	6,315	6,386	(71)	(1.1)
Loan servicing fee	3,345	3,414	(69)	(2.0)
Incentive fee	3,169	14,711	(11,542)	(78.5)
Administration fee	737	629	108	17.2
Interest and dividend expense	6,446	7,836	(1,390)	(17.7)
Amortization of deferred financing costs and discounts	746	864	(118)	(13.7)
Other	2,925	3,630	(705)	(19.4)

Expenses before credits from Adviser	23,683	37,470	(13,787)	(36.8)
Credits to fees from Adviser	(5,175)	(4,939)	(236)	4.8

Total expenses, net of credits to fees	18,508	32,531	(14,023)	(43.1)

NET INVESTMENT INCOME (LOSS)	15,438	(3,936)	19,374	NM

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	21,677	11,252	10,425	92.7
Net realized loss on other	—	(1,687)	1,687	(100.0)
Net unrealized (depreciation) appreciation of investments	(19,901)	56,562	(76,463)	(135.2)
Net unrealized (appreciation) depreciation of other	(164)	500	(664)	(132.8)

Net realized and unrealized gain	1,612	66,627	(65,015)	(97.6)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,050	$62,691	$(45,641)	(72.8)%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income (loss)	$0.47	$(0.12)	$0.59	NM

Net increase in net assets resulting from operations	$0.52	$1.91	$(1.39)	(72.8)%

NM = Not Meaningful

Investment Income

Total investment income increased 18.7% for the six months ended September 30, 2019, as compared to the prior year period. The increase was due to an increase in dividend, success fee, and other income as well as an increase in interest income.

Interest income from our investments in debt securities increased 3.2% for the six months ended September 30, 2019, as compared to the prior year period. During the six months ended September 30, 2019, we received $2.1 million of past due interest upon the exit of our investment in ADC. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2019 was $369.0 million, compared to $385.9 million for the prior year period. This decrease was primarily due to the pay-off or restructure of $84.6 million of debt investments and $9.7 million of loans placed on non-accrual status after September 30, 2018, partially offset by the origination of $51.9 million of new debt investments and $57.1 million of follow-on debt investments to existing portfolio companies and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructures, and non-accruals, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend, success fee, and other income, was 14.1% for the six months ended September 30, 2019, compared to 13.0% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At September 30, 2019, certain of our loans to four portfolio companies, Meridian, The Mountain, PSI Molded, and SOG, were on non-accrual status, with an aggregate debt cost basis of $56.4 million. At September 30, 2018, certain of our loans to four portfolio companies, B-Dry, The Mountain, PSI Molded, and SOG, were on non-accrual status, with an aggregate debt cost basis of $73.5 million.

Dividend, success fee, and other income for the six months ended September 30, 2019 increased 134.1% from the prior year period. During the six months ended September 30, 2019, dividend, success fee, and other income consisted of $5.8 million of dividend income and $2.1 million of success fee income. During the six months ended September 30, 2018, dividend, success fee and other income consisted of $2.1 million of success fee income and $1.3 million of dividend income.

As of September 30, 2019, Nth Degree, Inc. represented 11.7% of the total investment portfolio at fair value. As of March 31, 2019, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 43.1% during the six months ended September 30, 2019, as compared to the prior year period, primarily due to a decrease in the capital gains-based incentive fee, interest and dividend expense, and other expenses, partially offset by an increase in the income-based incentive fee.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $0.3 million during the six months ended September 30, 2019, compared to a capital gains-based incentive fee of $13.6 million during the six months ended September 30, 2018. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. Such amounts are not yet contractually due under the terms of the Advisory Agreement. The income-based incentive fee increased by $1.7 million for the six months ended September 30, 2019, as compared to the prior year period, as the increase in pre-incentive fee net investment income more than offset the increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2019	2018
Average total assets subject to base management fee(A)	$631,500	$638,600
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%

Base management fee(B)	6,315	6,386
Credits to fees from Adviser—other(B)	(1,830)	(1,525)

Net base management fee	$4,485	$4,861

Loan servicing fee(B)	3,345	3,414
Credits to base management fee—loan servicing fee(B)	(3,345)	(3,414)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,823	$1,078
Incentive fee – capital gains-based(C)	346	13,633

Total incentive fee(B)	$3,169	$14,711
Credits to fees from Adviser—other(B)	—	—

Net incentive fee	$3,169	$14,711

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

Interest and dividend expense decreased 17.7% during the six months ended September 30, 2019, as compared to the prior year period, due to a lower weighted-average balance outstanding on the Credit Facility, partially offset by an increase in the effective interest rate. The weighted-average balance outstanding on the Credit Facility during the six months ended September 30, 2019 was $49.9 million, as compared to $112.1 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the six months ended September 30, 2019 was 8.4%, as compared to 5.5% in the prior year period. This increase in the effective interest rate on the Credit Facility was primarily a result of the unused commitment fee on the undrawn portion of the Credit Facility and an increase in LIBOR. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility. Refer to “Liquidity and Capital Resources – Equity – Term Preferred Stock” for further discussion of the mandatorily redeemable preferred stock.

Other expenses decreased 19.4% during the six months ended September 30, 2019, as compared to the prior year period, primarily due to a decrease in bad debt expense, partially offset by an increase in professional fees and tax expense.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the six months ended September 30, 2019, we recorded net realized gains on investments of $21.7 million, primarily related to a $20.4 million realized gain from the exit of ADC and a $3.2 million realized gain from the exit of Jackrabbit, which were partially offset by a $2.7 million realized loss from the exit of Tread. During the six months ended September 30, 2018, we recorded net realized gains on investments of $11.3 million, primarily related to a $13.8 million realized gain from the exit of Drew Foam Companies, Inc. and $0.7 million of realized gains from the sale of a portion of our investment in Funko, partially offset by a $3.6 million realized loss from the exit of NDLI.

Net Realized Loss on Other

During the six months ended September 30, 2018, we recorded a net realized loss on other of $1.7 million, which primarily related to unamortized deferred issuance costs written off upon the redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock in August 2018. There were no realized gains or losses on other during the six months ended September 30, 2019.

Net Unrealized Appreciation (Depreciation) of Investments

During the six months ended September 30, 2019, we recorded net unrealized depreciation of investments of $19.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2019 were as follows:

	Six Months Ended September 30, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Alloy Die Casting Co.	$20,355	$8,823	$(12,634)	$16,544
Nth Degree, Inc.	—	10,763	—	10,763
Counsel Press, Inc.	—	5,170	—	5,170
D.P.M.S., Inc.	—	3,681	—	3,681
ImageWorks Display and Marketing Group, Inc.	—	1,861	—	1,861
Head Country, Inc.	—	1,708	—	1,708
Old World Christmas, Inc.	—	1,202	—	1,202
Tread Corporation	(2,726)	—	3,380	654
Horizon Facilities Services, Inc.	—	623	—	623
PSI Molded Plastics, Inc.	—	(1,135)	—	(1,135)
Galaxy Tool Holding Corporation	—	(1,248)	—	(1,248)
Brunswick Bowling Products, Inc.	—	(1,319)	—	(1,319)
Jackrabbit, Inc.	3,198	—	(4,547)	(1,349)
SOG Specialty Knives and Tools, LLC	—	(1,947)	—	(1,947)
SBS Industries, LLC	—	(2,030)	—	(2,030)
Educators Resource, Inc.	—	(2,116)	—	(2,116)
Pioneer Square Brands, Inc.	—	(2,786)	—	(2,786)
Ginsey Home Solutions, Inc.	—	(3,555)	—	(3,555)
Meridian Rack & Pinion, Inc.	—	(5,536)	—	(5,536)
J.R. Hobbs Co.—Atlanta, LLC	—	(17,822)	—	(17,822)
Other, net (<$1.0 million, net)	850	(305)	(132)	413

Total	$21,677	$(5,968)	$(13,933)	$1,776

The primary drivers of net unrealized depreciation of $19.9 million for the six months ended September 30, 2019 were a decline in performance of certain portfolio companies, the reversal of previously recorded unrealized appreciation of our investments in ADC and Jackrabbit upon their exit, and a decrease in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by the reversal of previously recorded unrealized depreciation of our investment in Tread upon its exit and increased performance of certain of our other portfolio companies.

During the six months ended September 30, 2018, we recorded net unrealized appreciation of investments of $56.6 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2018 were as follows:

	Six Months Ended September 30, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$—	$25,533	$—	$25,533
Nth Degree, Inc.	—	13,604	—	13,604
Brunswick Bowling Products, Inc.	—	5,633	—	5,633
Star Seed, Inc.	—	5,400	—	5,400
Galaxy Tool Holding Corporation	—	4,277	—	4,277
Alloy Die Casting Co.	—	3,799	—	3,799
SBS Industries, LLC	—	2,874	—	2,874
Logo Sportswear, Inc.	—	2,796	—	2,796
ImageWorks Display and Marketing Group, Inc.	—	2,768	—	2,768
Jackrabbit, Inc.	—	2,327	—	2,327
Schylling, Inc.	—	2,317	—	2,317
Pioneer Square Brands, Inc.	—	2,162	—	2,162
Counsel Press, Inc.	—	2,112	—	2,112
Edge Adhesives Holdings, Inc.	—	2,084	—	2,084
Ginsey Home Solutions, Inc.	—	1,547	—	1,547
Tread Corporation	—	1,491	—	1,491
Old World Christmas, Inc.	—	1,420	—	1,420
Funko Acquisition Holdings, LLC	745	834	(356)	1,223
D.P.M.S., Inc.	—	384	—	384
Behrens Manufacturing, LLC	322	—	—	322
NDLI, Inc.	(3,601)	—	3,600	(1)
Head Country, Inc.	—	(309)	—	(309)
Diligent Delivery Systems	—	(633)	—	(633)
B-Dry, LLC	—	(852)	—	(852)
Drew Foam Companies, Inc.	13,786	—	(14,755)	(969)
Meridian Rack & Pinion, Inc.	—	(1,575)	—	(1,575)
J.R. Hobbs Co.—Atlanta, LLC	—	(2,753)	—	(2,753)
PSI Molded Plastic, Inc.	—	(3,766)	—	(3,766)
The Mountain, Inc.	—	(5,338)	—	(5,338)
Other, net (<$250 Net)	—	(63)	—	(63)

Total	$11,252	$68,073	$(11,511)	$67,814

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

Across our entire investment portfolio, we recorded $3.0 million of net unrealized depreciation on our debt positions and $16.9 million of net unrealized depreciation on our equity positions for the six months ended September 30, 2019. As of September 30, 2019, the fair value of our investment portfolio was greater than our cost basis by $14.6 million, as compared to $34.5 million as of March 31, 2019, representing net unrealized depreciation of $19.9 million for the six months ended September 30, 2019. Our entire portfolio had a fair value of 102.5% of cost as of September 30, 2019.

Net Unrealized (Appreciation) Depreciation on Other

During the six months ended September 30, 2019, we recorded net unrealized appreciation of other of $0.2 million related to the Credit Facility recorded at fair value. During the six months ended September 30, 2018, we recorded net unrealized depreciation of other of $0.5 million related to the Credit Facility recorded at fair value.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the six months ended September 30, 2019 was $24.0 million, as compared to net cash provided by operating activities of $15.1 million for the six months ended September 30, 2018. This change was primarily due to an increase in net proceeds from the sale of investments and principal repayments of investments, partially offset by purchases of investments and a decrease in other liabilities.

Purchases of investments were $71.4 million during the six months ended September 30, 2019, compared to $31.0 million during the six months ended September 30, 2018. Principal repayments and net proceeds from the sale of investments totaled $88.5 million during the six months ended September 30, 2019, compared to $32.8 million during the six months ended September 30, 2018.

As of September 30, 2019, we had equity investments in or loans to 29 portfolio companies with an aggregate cost basis of $593.8 million. As of September 30, 2018, we had equity investments in or loans to 32 portfolio companies with an aggregate cost basis of $594.3 million. The following table summarizes our total portfolio investment activity during the six months ended September 30, 2019 and 2018:

	Six Months Ended September 30,
	2019	2018
Beginning investment portfolio, at fair value	$624,172	$599,147
New investments	43,180	29,202
Disbursements to existing portfolio companies	28,200	1,750
Unscheduled principal repayments	(53,926)	(14,514)
Net proceeds from sales of investments	(34,413)	(17,969)
Net realized gain on investments	21,015	10,930
Net unrealized (depreciation) appreciation of investments	(5,967)	68,073
Reversal of net unrealized appreciation of investments	(13,934)	(11,511)
Amortization of premiums, discounts, and acquisition costs, net	9	9

Ending investment portfolio, at fair value	$608,336	$665,117

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2019:

		Amount
For the remaining six months ending March 31:	2020	$33,160
For the fiscal years ending March 31:	2021	55,346
	2022	53,381
	2023	97,489
	2024	84,118
	Thereafter	111,680

	Total contractual repayments	$435,174
	Adjustments to cost basis of debt investments	(58)
	Investments in equity securities	158,638

	Total cost basis of investments held as of September 30, 2019:	$593,754

Financing Activities

Net cash used in financing activities for the six months ended September 30, 2019 was $23.7 million, which consisted primarily of $17.3 million in distributions to common stockholders and $6.2 million of net repayments on the Credit Facility.

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

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.068 per common share for each of the three months from April through September 2019, a supplemental distribution of $0.09 per common share in June 2019, and a supplemental distribution of $0.03 per common share in September 2019.

For the fiscal year ended March 31, 2019, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $16.0 million of the first distributions paid after fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2019, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.2 million of the first distributions paid after fiscal year-end as having been paid in the prior year. For the year ended March 31, 2019, we recorded $16.1 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Accumulated net realized gain in excess of distributions and (Overdistributed) underdistributed net investment income. For the six months ended September 30, 2019, we recorded $1.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the six months from April through September 2019 and (ii) $0.1328125 per share to holders of our Series E Term Preferred Stock for each of the six months from April through September 2019. In accordance with GAAP, we treat these monthly dividends as an operating expense.

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

Equity

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of September 30, 2019, we had the ability to issue up to an additional $300.0 million in securities under the registration statement.

Common Stock

In February 2018, we entered into equity distribution agreements with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in what is commonly referred to as an “at-the-market” (“ATM”) program. As of September 30, 2019, we had remaining capacity to sell up to an additional $31.8 million of common stock under the ATM program.

During the three months ended June 30, 2018, we sold 168,824 shares of our common stock under the ATM program with Cantor at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then-current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding. In aggregate, the sales during the three months ended June 30, 2018 were above our then-current estimated NAV per share. We did not sell any shares of our common stock under the ATM program during the six months ended September 30, 2019.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On September 30, 2019, the closing market price of our common stock was $12.34 per share, representing a 0.4% discount to our NAV per share of $12.39 as of September 30, 2019. At our 2019 Annual Meeting of Stockholders held on August 15, 2019, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then-current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then-outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This August 2019 stockholder authorization is in effect for one year from the date of stockholder approval.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series D Term Preferred Stock and Series E Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series D Term Preferred Stock and Series E Term Preferred Stock) as of September 30, 2019 was 316.4%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“ Business Investment”), entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of September 30, 2019, the Credit Facility provided a one-year extension option that may be exercised on or before the second anniversary of the August 22, 2018 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of September 30, 2019, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2019, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $534.3 million, asset coverage on our senior securities representing indebtedness of 1,103.8%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2019, we had availability, after adjustments for various constraints based on collateral quality, of $126.9 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2019 and March 31, 2019, we had unrecognized, contractual off-balance sheet success fee receivables of $33.3 million and $30.1 million (or approximately $1.02 and $0.92 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of September 30, 2019 to be immaterial.

As of September 30, 2019, we have also extended a guaranty on behalf of one of our portfolio companies, Country Club Enterprises, LLC (“CCE”), whereby we have guaranteed $1.0 million of obligations of CCE. As of September 30, 2019, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of September 30, 2019, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$46,800	$—	$—	$46,800	$—
Mandatorily redeemable preferred stock	132,250	—	—	57,500	74,750
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	58,072	12,594	24,536	16,574	4,368

Total	$242,218	$12,594	$29,632	$120,874	$79,118

(A)	Excludes unused line of credit commitments and guaranties to our portfolio companies in the aggregate principal amount of $5.4 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of September 30, 2019. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

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

The following table reflects risk ratings for all loans in our portfolio as of September 30, 2019 and March 31, 2019:

Rating	September 30, 2019	March 31, 2019
Highest	9.0	9.0
Average	6.8	6.7
Weighted-Average	7.1	7.2
Lowest	3.0	1.0

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

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both September 30, 2019 and March 31, 2019.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. As of September 30, 2019 and March 31, 2019, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	September 30, 2019	March 31, 2019
Variable rates with a floor	97.4%	97.4%
Fixed rates	2.6	2.6

Total	100.0%	100%

There have been no material changes in the quantitative and qualitative market risk disclosures during the six months ended September 30, 2019 from that disclosed in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

See the exhibit index.

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock Due 2023, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

3.1.b	Certificate of Designation of 6.375% Series E Cumulative Term Preferred Stock Due 2025, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.25% Series D Cumulative Term Preferred Stock Due 2023 Stock Certificate, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

4.3	Specimen 6.375% Series E Cumulative Term Preferred Stock Due 2025 Stock Certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Treasurer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer and Treasurer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Furnished herewith

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

Date: November 4, 2019