Form 10-Q
period 2019-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2020-02-04
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 814-00704

GLADSTONE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	83-0423116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100	22102
MCLEAN, VIRGINIA	(Zip Code)
(Address of principal executive offices)

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 3, 2020 was 33,049,463.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	March 31,
	2019	2019
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $276,215 and $254,002, respectively)	$314,365	$313,750
Affiliate investments (Cost of $275,527 and $314,175, respectively)	227,833	297,113
Control investments (Cost of $21,512 and $21,512 respectively)	18,638	13,309
Cash and cash equivalents	12,314	1,702
Restricted cash and cash equivalents	1,714	1,903
Interest receivable	2,650	2,808
Due from administrative agent	2,461	1,285
Deferred financing costs, net	1,195	1,730
Other assets, net	1,666	1,500

TOTAL ASSETS	$582,836	$635,100

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $4,200 and $53,000, respectively)	$4,210	$53,000
Secured borrowing	5,096	5,096

Total borrowings	9,306	58,096
Mandatorily redeemable preferred stock, $0.001 par value per share, $25.00 liquidation preference per share; 6,500,000 shares authorized; 5,290,000 shares issued and outstanding, net	128,990	128,482
Accounts payable and accrued expenses	2,100	892
Fees due to Adviser(A)	26,379	24,724
Fee due to Administrator(A)	482	344
Other liabilities	5,081	15,452

TOTAL LIABILITIES	$172,338	$227,990

Commitments and contingencies(B)
NET ASSETS	$410,498	$407,110

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 32,822,459 shares issued and outstanding	$33	$33
Capital in excess of par value	365,036	366,422
Cumulative net unrealized (depreciation) appreciation of investments	(12,418)	34,483
Cumulative net unrealized appreciation of other	(10)	—
Underdistributed (Overdistributed) net investment income	2,113	(7,343)
Accumulated net realized gain in excess of distributions	55,744	13,515

Total distributable earnings	45,429	40,655

TOTAL NET ASSETS	$410,498	$407,110

NET ASSET VALUE PER SHARE AT END OF PERIOD	$12.51	$12.40

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$7,234	$5,887	$19,710	$17,775
Affiliate investments	4,668	6,348	17,751	19,228
Control investments	211	215	639	636
Cash and cash equivalents	13	10	44	30

Total interest income	12,126	12,460	38,144	37,669
Dividend income
Non-Control/Non-Affiliate investments	3,622	—	6,349	1,262
Affiliate investments	—	(433)	3,080	(433)

Total dividend income	3,622	(433)	9,429	829
Success fee income
Non-Control/Non-Affiliate investments	248	1,782	248	1,906
Affiliate investments	—	1,156	2,121	1,156
Control investments	—	—	—	2,000

Total success fee income	248	2,938	2,369	5,062

Total investment income	15,996	14,965	49,942	43,560

EXPENSES
Base management fee(A)	2,970	3,227	9,285	9,613
Loan servicing fee(A)	1,794	1,730	5,139	5,144
Incentive fee(A)	2,873	4,138	6,042	18,849
Administration fee(A)	369	346	1,106	975
Interest expense on borrowings	964	1,759	3,230	5,027
Dividends on mandatorily redeemable preferred stock	2,089	2,089	6,269	6,657
Amortization of deferred financing costs and discounts	373	373	1,119	1,237
Professional fees	384	262	1,355	920
Other general and administrative expenses	633	66	2,587	3,038

Expenses before credits from Adviser	12,449	13,990	36,132	51,460

Credits to base management fee – loan servicing fee(A)	(1,794)	(1,730)	(5,139)	(5,144)
Credits to fees from Adviser—other(A)	(817)	(3,317)	(2,647)	(4,842)

Total expenses, net of credits to fees	9,838	8,943	28,346	41,474

NET INVESTMENT INCOME	6,158	6,022	21,596	2,086

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	33,509	(1,983)	34,830	12,548
Affiliate investments	496	78,787	20,852	75,508
Other	—	—	—	(1,687)

Total net realized gain	34,005	76,804	55,682	86,369
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(29,063)	10,790	(21,598)	26,854
Affiliate investments	(4,513)	(74,302)	(30,631)	(38,081)
Control investments	6,577	(2,823)	5,329	1,454
Other	154	—	(10)	500

Total net unrealized depreciation	(26,845)	(66,335)	(46,910)	(9,273)

Net realized and unrealized gain	7,160	10,469	8,772	77,096

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$13,318	$16,491	$30,368	$79,182

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.19	$0.18	$0.66	$0.06

Net increase in net assets resulting from operations	$0.41	$0.50	$0.93	$2.41

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	32,822,459	32,822,459	32,822,459	32,802,733

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2019	2018
NET ASSETS, MARCH 31	$407,110	$354,200
OPERATIONS
Net investment income	8,855	58
Net realized gain on investments	533	14,108
Net realized loss on other	—	—
Net unrealized (depreciation) appreciation of investments	(3,047)	18,068
Net unrealized (appreciation) depreciation of other	(295)	93

Net increase in net assets from operations	6,046	32,327

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.20 and $0.21 per share, respectively)	(6,523)	(6,914)
Distributions to common stockholders from realized gains ($0.09 and $0.05 per share, respectively)	(3,127)	(1,641)

Net decrease in net assets from distributions	(9,650)	(8,555)

CAPITAL ACTIVITY
Issuance of common stock	—	1,873
Discounts, commissions, and offering costs for issuance of common stock	—	(37)

Net increase in net assets from capital activity	—	1,836

NET (DECREASE) INCREASE IN NET ASSETS	(3,604)	25,608

NET ASSETS, JUNE 30	$403,506	$379,808

OPERATIONS
Net investment income (loss)	$6,583	$(3,994)
Net realized gain (loss) on investments	21,144	(2,856)
Net realized loss on other	—	(1,687)
Net unrealized (depreciation) appreciation of investments	(16,854)	38,494
Net unrealized depreciation of other	131	407

Net increase in net assets from operations	11,004	30,364

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.16 and $0.20 per share, respectively)	(5,236)	(6,598)

Distributions to common stockholders from realized gains ($0.07 and $0.00 per share, respectively)	(2,444)	—

Net decrease in net assets from distributions	(7,680)	(6,598)

NET INCREASE IN NET ASSETS	3,324	23,766

NET ASSETS, SEPTEMBER 30	$406,830	$403,574

OPERATIONS
Net investment income	$6,158	$6,022
Net realized gain on investments	34,005	76,804
Net unrealized depreciation of investments	(26,999)	(66,335)
Net unrealized depreciation of other	154	—

Net increase in net assets from operations	13,318	16,491

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.20 and $0.14 per share, respectively)	(6,533)	(4,622)
Distributions to common stockholders from realized gains ($0.09 and $0.12 per share, respectively)	(3,117)	(4,044)

Net decrease in net assets from distributions	(9,650)	(8,666)

NET INCREASE IN NET ASSETS	3,668	7,825

NET ASSETS, DECEMBER 31	$410,498	$411,399

(A)	Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$30,368	$79,182
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(95,304)	(84,211)
Principal repayments of investments	79,216	44,714
Net proceeds from the sale of investments	87,781	109,094
Net realized gain on investments	(55,682)	(87,489)
Net unrealized depreciation of investments	46,900	9,773
Net realized loss on other	—	1,670
Net unrealized appreciation (depreciation) of other	10	(500)
Amortization of premiums, discounts, and acquisition costs, net	(14)	(14)
Amortization of deferred financing costs and discounts	1,119	1,237
Bad debt expense, net of recoveries	311	1,492
Changes in assets and liabilities:
Decrease (increase) in interest receivable	158	(105)
Increase in due from administrative agent	(1,176)	(386)
Increase in other assets, net	(373)	(155)
Increase in accounts payable and accrued expenses	1,163	361
Increase in fees due to Adviser(A)	1,655	14,132
Increase in fee due to Administrator(A)	138	30
(Decrease) increase in other liabilities	(9,934)	1,687

Net cash provided by operating activities	86,336	90,512

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1,873
Discounts, commissions, and offering costs for issuance of common stock	—	(28)
Proceeds from line of credit	131,400	191,100
Repayments on line of credit	(180,200)	(248,000)
Proceeds from issuance of mandatorily redeemable preferred stock	—	74,750
Redemption of mandatorily redeemable preferred stock	—	(81,650)
Deferred financing and offering costs	(133)	(4,402)
Distributions paid to common stockholders	(26,980)	(23,819)

Net cash used in financing activities	(75,913)	(90,176)

NET INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	10,423	336

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,605	3,967

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$14,028	$4,303

CASH PAID FOR INTEREST	$2,204	$4,764

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 76.5%
Secured First Lien Debt – 41.9%
Containers, Packaging, and Glass – 2.3%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 3/2021)(L)	$9,500	$9,500	$9,500
Diversified/Conglomerate Manufacturing – 0.8%
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(L)	3,200	3,200	3,200
Diversified/Conglomerate Services – 21.5%
Bassett Creek Services, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(L)	37,500	37,500	37,500
Counsel Press, Inc. – Term Debt (L+11.8%, 13.5% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 14.8% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024) (L)	27,700	27,700	27,700

		88,700	88,700
Healthcare, Education, and Childcare – 4.9%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023) (L)	20,000	20,000	20,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.3%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023) (L)	17,700	17,700	17,700
Leisure, Amusement, Motion Pictures, and Entertainment – 5.3%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	8,500	8,500	8,500

		21,581	21,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 2.8%
SBS Industries Holdings, Inc. – Term Debt (L+12.0%, 14.0% Cash, Due 11/2024)(L)	11,355	11,355	11,355

Total Secured First Lien Debt		$172,036	$172,036

Secured Second Lien Debt – 11.9%
Automobile – 0.9%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,800
Country Club Enterprises, LLC – Guaranty ($1,000)(T)	—	—	—

		4,000	3,800
Cargo Transport – 3.2%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(K)	13,000	12,947	13,309
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.9%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

		20,150	20,150

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 2.9%
SBS Industries Holdings, Inc. – Term Debt (L+12.0%, 14.0% Cash, Due 11/2024)(L)	11,736	11,736	11,736

Total Secured Second Lien Debt		$48,833	$48,995

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Preferred Equity – 19.5%
Containers, Packaging, and Glass – 0.3%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1,373
Diversified/Conglomerate Services – 8.4%
Bassett Creek Services, Inc. – Preferred Stock(C)(L)	4,900	4,900	—
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	24,041
Horizon Facilities Services, Inc. – Preferred Stock(C)(L)	10,080	10,080	10,119

		21,975	34,160
Healthcare, Education, and Childcare – 1.5%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	6,280
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.6%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	21,329
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	9,918

		14,526	31,247
Leisure, Amusement, Motion Pictures, and Entertainment – 1.1%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	4,586
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.6%
SBS Industries Holdings, Inc. – Preferred Stock(C)(L)	27,705	2,771	2,560

Total Preferred Equity		$53,205	$80,206

Common Equity/Equivalents – 3.2%
Cargo Transport – 0.5%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$1,986
Containers, Packaging, and Glass – 2.4%
Frontier Packaging, Inc. – Common Stock(C)(L)	153	153	9,834
Diversified/Conglomerate Manufacturing – 0.3%
Phoenix Door Systems, Inc. – Common Stock(C)(L)	2,515	1,200	1,166
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Common Stock(C)(L)	221,500	222	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	12,180	58	142

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Total Common Equity/Equivalents		$2,141	$13,128

Total Non-Control/Non-Affiliate Investments		$276,215	$314,365

AFFILIATE INVESTMENTS(O) – 55.6%
Secured First Lien Debt – 26.0%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 6/2020)(G) (L)(Q)	$9,660	$9,660	$—
Beverage, Food, and Tobacco – 2.2%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2021)(L)	9,050	9,050	9,050
Diversified/Conglomerate Manufacturing – 5.9%
D.P.M.S., Inc. – Line of Credit, $500 available (L+6.5%, 9.0% Cash (0.5% Unused Fee), Due 10/2021)(L)	500	500	500
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	10,796	10,796	10,796
Edge Adhesives Holdings, Inc.(M) – Line of Credit, $600 available (L+8.0%, 10.0% Cash, Due 3/2020)(K)	1,200	1,200	1,188
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)(K)	9,300	9,300	8,975
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2022)(K)	3,000	3,000	2,910

		24,796	24,369
Diversified/Conglomerate Services – 5.4%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
Leisure, Amusement, Motion Pictures, and Entertainment – 2.1%
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.0% Cash, Due 8/2022)(G)(L)	8,399	8,399	8,399

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.3%
The Mountain Corporation – Line of Credit, $400 available (L+5.0%, 9.0% Cash, Due 4/2020)(L)	2,500	2,500	2,500
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.8% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		25,600	25,600
Telecommunications – 4.1%
B+T Group Acquisition, Inc.(M) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(L)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(L)	14,000	14,000	14,000

		16,800	16,800

Total Secured First Lien Debt		$116,843	$106,756

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 15.5%
Chemicals, Plastics, and Rubber – 3.2%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 13.8% Cash, Due 1/2024)(G)(L)	$26,618	$26,618	$12,973
Diversified/Conglomerate Services – 11.2%
J.R. Hobbs Co. – Atlanta, LLC – Line of Credit, $0 available (L+6.0%, 8.0% Cash, Due 10/2024)(L)	10,000	10,000	10,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 12.0% Cash, Due 10/2024)(L)	36,000	36,000	36,000

		46,000	46,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.1%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	4,372

Total Secured Second Lien Debt		$84,318	$63,345

Preferred Equity – 10.6%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)(Q)	3,381	$3,381	$—
Beverage, Food, and Tobacco – 1.0%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	4,310
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	58,598	9,730	—
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	—

		5,615	—
Diversified/Conglomerate Services – 2.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	10,544
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	5,920	5,920	—

		12,669	10,544
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.8%
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	19,558
Leisure, Amusement, Motion Pictures, and Entertainment – 0.3%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	14,449	14,449	1,034
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.9%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	7,867

		12,399	7,867
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	14,304	4,722	—

Total Preferred Equity		$73,145	$43,313

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Common Equity/Equivalents – 3.5%
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	$—	$—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	59

		1	59
Diversified/Conglomerate Services – 3.5%
Nth Degree Investment Group, LLC. – Common Stock(C)(L)	14,360,000	1,219	14,360
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Common Stock Warrant (C)(L)	3.5%	—	—

Total Common Equity/Equivalents		$1,221	$14,419

Total Affiliate Investments		$275,527	$227,833

CONTROL INVESTMENTS(P) – 4.5%
Secured Second Lien Debt – 2.4%
Aerospace and Defense – 2.4%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2021)(L)	$5,000	$5,000	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2021)(L)	5,000	5,000	5,000

		$10,000	$10,000

Preferred Equity – 2.1%
Aerospace and Defense – 2.1%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$8,638
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$18,638

TOTAL INVESTMENTS – 136.6%		$573,254	$560,836

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $497.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2019, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 1.8% as of December 31, 2019. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2019.
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
(H)

$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2019.

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

(Q)	Investment was exited and/or amended subsequent to December 31, 2019. Refer to Note 13 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information.
(R)	Debt security does not have a stated current interest rate.
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 77.2%
Secured First Lien Debt – 38.4%
Containers, Packaging, and Glass – 2.3%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 3/2021)(L)	$9,500	$9,500	$9,500
Diversified/Conglomerate Services – 16.0%
Bassett Creek Restoration, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 4/2023)(L)	28,000	28,000	28,000
Counsel Press, Inc. – Term Debt (L+11.8%, 14.2% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 15.5% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (L+11.5%, 14.0% Cash, Due 3/2023)(L)	13,290	13,290	13,290

		64,790	64,790
Farming and Agriculture – 2.7%
Jackrabbit, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 12/2020)(Q)(T)	11,000	11,000	11,000
Healthcare, Education, and Childcare – 4.9%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023)(L)	20,000	20,000	20,000
Leisure, Amusement, Motion Pictures, and Entertainment – 6.8%
Schylling, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 8/2019)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 8/2019)(L)	8,500	8,500	8,500
Schylling, Inc. – Term Debt (L+11.0%, 13.5% Cash, Due 8/2019)(L)	6,000	6,000	6,000

		27,581	27,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 4.9%
SBS Industries, LLC – Term Debt (L+12.0%, 14.5% Cash, Due 6/2020)(L)	19,957	19,957	19,957
Oil and Gas – 0.8%
Tread Corporation – Line of Credit, $634 available (L+10.0%, 12.5% Cash, Due 3/2021)(Q)(T)	3,216	3,216	3,216
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Line of Credit, $50 available (L+0.3%, 2.7% Cash (0.8% Unused Fee), Due 12/2019)(G)(L)	4,600	4,600	—
B-Dry, LLC – Term Debt (L+0.3%, 2.7% Cash, Due 12/2019)(G)(L)	6,443	6,443	—
B-Dry, LLC – Term Debt (L+0.3%, 2.7% Cash, Due 12/2019)(G)(L)	840	840	—

		11,883	—

Total Secured First Lien Debt		$167,927	$156,044

Secured Second Lien Debt – 7.5%
Automobile – 1.0%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.5% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,920
Country Club Enterprises, LLC – Guaranty ($1,000)(U)	—	—	—

		4,000	3,920
Cargo Transport – 3.2%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.5% Cash, Due 11/2022)(K)	13,000	12,933	13,163
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.3%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,233	$30,383

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

CONTROL INVESTMENTS(P) – 3.2%
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

DECEMBER 31, 2019

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2019 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2020 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC on May 13, 2019.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2019, certain of our loans to Meridian Rack & Pinion, Inc. (“Meridian”), The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC (“SOG”) were on non-accrual status, with an aggregate debt cost basis of $56.4 million, or 13.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $25.7 million, or 6.4% of the fair value of all debt investments in our portfolio. As of March 31, 2019, certain of our loans to B-Dry, LLC (“B-Dry”), Meridian, The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $68.3 million, or 15.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $21.9 million, or 5.4% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of December 31, 2019 and March 31, 2019, we did not have any loans with a PIK interest component.

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

Recent Accounting Pronouncements

In July 2019, the FASB issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 was effective immediately. The adoption of ASU 2019-07 did not have a material impact on our financial position, results of operations or cash flows.

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

As of December 31, 2019 and March 31, 2019, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the nine months ended December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019 and March 31, 2019, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2019:
Secured first lien debt	$278,792	$—	$—		$278,792
Secured second lien debt	122,340	—	—		122,340
Preferred equity	132,157	—	—		132,157
Common equity/equivalents	27,547	—	142	(A)	27,405

Total Investments at December 31, 2019	$560,836	$—	$142		$560,694

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2019:
Secured first lien debt	$331,090	$—	$—		$331,090
Secured second lien debt	75,293	—	—		75,293
Preferred equity	195,377	—	—		195,377
Common equity/equivalents	22,412	—	401	(A)	22,011

Total Investments at March 31, 2019	$624,172	$—	$401		$623,771

(A)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of December 31, 2019 and March 31, 2019, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	December 31, 2019	March 31, 2019
Non-Control/Non-Affiliate Investments
Secured first lien debt	$172,036	$156,044
Secured second lien debt	48,995	30,383
Preferred equity	80,206	106,462
Common equity/equivalents(A)	12,986	20,460

Total Non-Control/Non-Affiliate Investments	314,223	313,349
Affiliate Investments
Secured first lien debt	106,756	175,046
Secured second lien debt	63,345	34,910
Preferred equity	43,313	85,606
Common equity/equivalents	14,419	1,551

Total Affiliate Investments	227,833	297,113
Control Investments
Secured first lien debt	—	—
Secured second lien debt	10,000	10,000
Preferred equity	8,638	3,309
Common equity/equivalents	—	—

Total Control Investments	18,638	13,309

Total investments at fair value using Level 3 inputs	$560,694	$623,771

(A)	Excludes our investment in Funko with a fair value of $0.1 million and $0.4 million as of December 31, 2019 and March 31, 2019, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of December 31, 2019 and March 31, 2019. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	December 31, 2019	March 31, 2019			December 31, 2019	March 31, 2019
Secured first lien debt(A)	$265,719	$313,440	TEV	EBITDA multiple	4.4x – 8.5x / 6.4x	5.0x – 8.6x / 6.4x
				EBITDA	$1,783 – $12,825 / $5,718	$1,303 – $20,691 / $7,355
				Revenue multiple	0.6x – 0.8x / 0.6x	0.6x – 1.0x / 0.8x
				Revenue	$15,666 – $25,294 / $23,190	$12,574 – $24,857 / $17,785
	13,073	17,650	Yield Analysis	Discount Rate	14.2% – 15.4% / 14.6%	14.6% – 23.1% / 18.5%
Secured second lien debt	105,231	45,110	TEV	EBITDA multiple	5.3x – 6.6x / 5.8x	5.9x – 6.9x / 6.6x
				EBITDA	$4,245 – $12,825 / $6,609	$4,156 – $6,059 / $5,258
				Revenue multiple	0.8x – 0.8x / 0.8x	0.8x – 0.8x / 0.8x
				Revenue	$15,666 – $15,666 / $15,666	$16,717 – $16,717 / $16,717
	17,109	30,183	Yield Analysis	Discount Rate	10.1% – 12.8% / 10.7%	7.3% – 11.4% / 9.5%
Preferred equity(B)	132,157	195,377	TEV	EBITDA multiple	5.3x – 8.5x / 6.5x	5.0x – 8.6x / 7.3x
				EBITDA	$2,216 – $12,825 / $5,656	$2,382 – $20,691 / $7,183
				Revenue multiple	0.6x – 0.8x / 0.7x	0.6x – 1.0x / 0.7x
				Revenue	$15,666 – $25,294 / $22,182	$12,574 – $24,857 / $20,103
Common equity/equivalents(C)(D)	27,405	22,011	TEV	EBITDA multiple	4.4x – 7.7x / 6.2x	5.5x – 8.1x / 7.0x
				EBITDA	$1,783 – $25,078 / $12,954	$1,303 – $17,310 / $11,459
				Revenue multiple	0.8x – 0.8x / 0.8x	0.8x – 0.8x / 0.8x
				Revenue	$15,666 – $15,666 / $15,666	$16,717 – $16,717 / $16,717

Total	$560,694	$623,771

(A)	Fair value as of March 31, 2019 includes two proprietary debt investments for a combined $14.2 million, which were valued at the expected payoff amount as the unobservable input.
(B)	Fair value as of March 31, 2019 includes two proprietary equity investments for a combined $6.8 million, which were valued at the expected payoff amount as the unobservable input.
(C)	Fair value as of March 31, 2019 includes two proprietary equity investments for a combined $2.6 million, which were valued at the expected payoff amount as the unobservable input.
(D)	Fair value as of both December 31, 2019 and March 31, 2019 excludes our investment in Funko with a fair value of $0.1 million and $0.4 million, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and nine months ended December 31, 2019 and 2018 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended December 31, 2019:
Fair value as of September 30, 2019	$300,864	$106,744	$183,531	$17,027	$608,166
Total gain (loss):
Net realized gain (loss)(A)	—	—	33,710	(300)	33,410
Net unrealized appreciation (depreciation)(B)	(395)	(2,994)	4,621	(2,056)	(824)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(26,447)	300	(26,147)
New investments, repayments and settlements(C):
Issuances / originations	2,215	19,988	1,726	—	23,929
Settlements / repayments	(15,290)	(10,000)	—	—	(25,290)
Sales	—	—	(52,550)	—	(52,550)
Transfers(D)	(8,602)	8,602	(12,434)	12,434	—

Fair value as of December 31, 2019	$278,792	$122,340	$132,157	$27,405	$560,694

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine Months ended December 31, 2019:
Fair value as of March 31, 2019	$331,090	$75,293	$195,377	$22,011	$623,771
Total gain (loss):
Net realized gain (loss)(A)	—	—	35,243	18,995	54,238
Net unrealized appreciation (depreciation)(B)	(2,095)	(4,319)	(4,746)	4,395	(6,765)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	67	(28,568)	(11,448)	(39,949)
New investments, repayments and settlements(C):
Issuances / originations	55,315	24,997	13,806	1,200	95,318
Settlements / repayments	(55,916)	(23,300)	—	—	(79,216)
Sales	—	—	(66,521)	(20,182)	(86,703)
Transfers(D)	(49,602)	49,602	(12,434)	12,434	—

Fair value as of December 31, 2019	$278,792	$122,340	$132,157	$27,405	$560,694

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended December 31, 2018:
Fair value as of September 30, 2018	$315,866	$95,038	$234,877	$18,664	$664,445
Total gain (loss):
Net realized gain (loss)(A)	—	—	72,116	4,693	76,809
Net unrealized appreciation (depreciation)(B)	(10,754)	(9,815)	9,422	4,364	(6,783)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	(665)	—	(53,210)	(5,381)	(59,256)
New investments, repayments and settlements(C):
Issuances / originations	44,700	5	8,560	—	53,265
Settlements / repayments	(14,200)	(16,000)	—	—	(30,200)
Sales	—	—	(86,936)	(4,694)	(91,630)
Transfers(D)	(5,000)	5,000	—	—	—

Fair value as of December 31, 2018	$329,947	$74,228	$184,829	$17,646	$606,650

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine Months ended December 31, 2018:
Fair value as of March 31, 2018	$305,856	$97,339	$167,150	$28,608	$598,953
Total gain (loss):
Net realized gain (loss)(A)	—	—	68,516	18,480	86,996
Net unrealized appreciation (depreciation)(B)	(11,108)	(12,476)	74,876	9,163	60,455
Reversal of previously recorded (appreciation) depreciation upon realization(B)	(739)	—	(49,610)	(20,062)	(70,411)
New investments, repayments and settlements(C):
Issuances / originations	69,652	365	14,210	—	84,227
Settlements / repayments	(28,714)	(16,000)	—	—	(44,714)
Sales	—	—	(90,313)	(18,543)	(108,856)
Transfers(D)	(5,000)	5,000	—	—	—

Fair value as of December 31, 2018	$329,947	$74,228	$184,829	$17,646	$606,650

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2019 and 2018.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2019 and 2018.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)

2019: Transfers represent (1) secured first lien debt of B-Dry with a cost basis of $11.9 million and a fair value of $0, which was converted into equity during the three months ended June 30, 2019, (2) secured first lien debt of J.R. Hobbs Co. – Atlanta, LLC, with a total cost basis and fair value of $41.0 million, that was converted into secured second lien debt during the three months ended September 30, 2019, (3) secured first lien debt of SBS Investment Holdings, Inc., with a total cost basis and fair value of $8.6 million, that was converted to secured second lien debt during the three months ended December 31, 2019, and (4) preferred equity of Nth Degree, Inc. with a cost basis of $1.2 million and fair value of $12.4 million, that was converted to common equity in Nth Degree Investment Group, LLC during the three months ended December 31, 2019.

2018: Transfers represent $5.0 million of secured first lien debt of Galaxy Tool Holding Corporation, which was converted into secured second lien debt during the three months ended December 31, 2018.

Investment Activity

During the nine months ended December 31, 2019, the following significant transactions occurred:

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

•

In September 2019, we invested $4.4 million in Phoenix Door Systems, Inc. (“Phoenix”) through a combination of secured first lien debt and common equity. Phoenix, headquartered in Mason, Ohio, manufactures high impact traffic doors for the commercial and industrial market and architectural doors for the municipal market.

•	In September 2019, we invested an additional $8.5 million in Bassett Creek Services, Inc. (“Bassett Creek”) in the form of first lien debt.

•	In October 2019, we exited our investment in B-Dry and recorded a realized loss of $14.5 million.

•	In November 2019, we invested an additional $16.9 million in Brunswick Bowling Products, Inc. (“Brunswick”) in the form of second lien debt, of which $10.0 million was repaid in December 2019.

•

In December 2019, we exited our investment in Nth Degree, Inc., which resulted in dividend income of $2.7 million, success fee income of $0.2 million, and a realized gain of $47.9 million. In connection with the sale, we received net cash proceeds of $68.6 million, including the repayment of our debt investment of $13.3 million at par, and retained an equity investment in common stock in Nth Degree Investment Group, LLC.

Investment Concentrations

As of December 31, 2019, our investment portfolio consisted of investments in 28 portfolio companies located in 16 states across 14 different industries with an aggregate fair value of $560.8 million. Our investments in Counsel Press, Inc., J.R. Hobbs, Brunswick, Horizon, and Bassett Creek represented our five largest portfolio investments at fair value as of December 31, 2019, and collectively comprised $214.7 million, or 38.3%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of December 31, 2019 and March 31, 2019:

	December 31, 2019				March 31, 2019
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$288,879	50.4%	$278,792	49.7%	$350,965	59.5%	$331,090	53.0%
Secured second lien debt	143,151	25.0	122,340	21.8	91,851	15.6	75,293	12.1

Total debt	432,030	75.4	401,132	71.5	442,816	75.1	406,383	65.1
Preferred equity	137,814	24.0	132,157	23.6	144,622	24.5	195,377	31.3
Common equity/equivalents	3,410	0.6	27,547	4.9	2,251	0.4	22,412	3.6

Total equity/equivalents	141,224	24.6	159,704	28.5	146,873	24.9	217,789	34.9

Total investments	$573,254	100.0%	$560,836	100.0%	$589,689	100.0%	$624,172	100.0%

Investments at fair value consisted of the following industry classifications as of December 31, 2019 and March 31, 2019:

	December 31, 2019		March 31, 2019
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$215,764	38.5%	$212,817	34.1%
Home and Office Furnishings, Housewares, and Durable Consumer Products	88,655	15.8	102,271	16.4
Personal and Non-Durable Consumer Products (Manufacturing Only)	37,981	6.8	40,130	6.4
Leisure, Amusement, Motion Pictures, and Entertainment	36,138	6.4	40,912	6.6
Diversified/Conglomerate Manufacturing	28,794	5.1	41,235	6.6
Healthcare, Education, and Childcare	26,280	4.7	30,022	4.8
Machinery (Non-agriculture, Non-construction, and Non-electronic)	25,651	4.6	28,905	4.6
Containers, Packaging, and Glass	20,707	3.7	22,009	3.5
Aerospace and Defense	18,638	3.3	13,309	2.1
Telecommunications	16,800	3.0	15,225	2.4
Cargo Transport	15,295	2.7	15,490	2.5
Beverage, Food, and Tobacco	13,360	2.4	11,937	1.9
Chemicals, Plastics, and Rubber	12,973	2.3	16,641	2.7
Automobile	3,800	0.7	9,716	1.6
Farming and Agriculture	—	—	19,197	3.1
Other < 2.0%	—	—	4,356	0.7

Total investments	$560,836	100.0%	$624,172	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of December 31, 2019 and March 31, 2019:

	December 31, 2019		March 31, 2019
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$203,362	36.3%	$262,386	42.0%
Northeast	158,392	28.2	129,430	20.7
Midwest	106,382	19.0	54,757	8.8
West	92,700	16.5	177,599	28.5

Total investments	$560,836	100.0%	$624,172	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2019:

		Amount
For the remaining three months ending March 31:	2020	$24,700
For the fiscal years ending March 31:	2021	44,548
	2022	54,396
	2023	91,049
	2024	84,118
	Thereafter	133,271

	Total contractual repayments	$432,082
	Adjustments to cost basis of debt investments	(52)
	Investments in equity securities	141,224

	Total cost basis of investments held as of December 31, 2019:	$573,254

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2019 and March 31, 2019, we had gross receivables from portfolio companies of $1.7 million and $1.3 million, respectively. The allowance for uncollectible receivables was $0.8 million as of both December 31, 2019 and March 31, 2019.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Average total assets subject to base management fee(A)	$594,000	$645,400	$619,000	$640,870
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Base management fee(B)	2,970	3,227	9,285	9,613
Credits to fees from Adviser—other(B)	(817)	(3,317)	(2,647)	(4,842)

Net base management fee	$2,153	$(90)	$6,638	$4,771

Loan servicing fee(B)	1,794	1,730	5,139	5,144
Credits to base management fee—loan servicing fee(B)	(1,794)	(1,730)	(5,139)	(5,144)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$1,515	$2,032	$4,338	$3,111
Incentive fee – capital gains-based(C)	1,358	2,106	1,704	15,738

Total incentive fee(B)	$2,873	$4,138	$6,042	$18,849
Credits to fees from Adviser—other(B)	—	—	—	—

Net incentive fee	$2,873	$4,138	$6,042	$18,849

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
(C)

A portion of cumulative capital gains-based incentive fees recorded in accordance with GAAP is contractually due under the terms of the Advisory Agreement as of December 31, 2019. No amounts were contractually due in any prior periods.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.1 million and $0.2 million for the three and nine months ended December 31, 2019, respectively, and $0.1 million and $0.2 million for the three and nine months ended December 31, 2018, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of December 31, 2019, capital gain-based incentive fees of $8.1 million were contractually due to the Adviser. Prior to December 31, 2019, no capital gain-based incentive fees were contractually due, because aggregate unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three and nine months ended December 31, 2019, we recorded a capital gains-based incentive fees of $1.4 million and $1.7 million, respectively. During the three and nine months ended December 31, 2018, we recorded capital gains-based incentive fees of $2.1 million and $15.7 million, respectively.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, is a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. From time to time, Gladstone Securities provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three and nine months ended December 31, 2019, the fees received by Gladstone Securities from portfolio companies totaled $0.1 million and $0.5 million, respectively. During the three and nine months ended December 31, 2018, the fees received by Gladstone Securities from portfolio companies totaled $0.4 million and $0.7 million, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of March 31,
	2019	2019
Base management and loan servicing fee due to Adviser, net of credits	$804	$1,143
Incentive fee due to Adviser(A)	25,454	23,548
Other due to Adviser	121	33

Total fees due to Adviser	$26,379	$24,724
Fee due to Administrator	$482	$344

Total related party fees due	$26,861	$25,068

(A)

Includes a capital gains-based incentive fee of $23.9 million and $22.2 million, respectively, recorded in accordance with GAAP requirements, of which $8.1 million and $0.0 million, respectively, was contractually due under the terms of the Advisory Agreement as of December 31, 2019 and March 31, 2019. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $66 and $12 as of December 31, 2019 and March 31, 2019, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2019 and March 31, 2019, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of December 31, 2019, the Credit Facility provided a one-year extension option that may be exercised on or before the second anniversary of the August 22, 2018 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of December 31, 2019	As of March 31, 2019
Commitment amount	$200,000	$200,000
Borrowings outstanding at cost	4,200	53,000
Availability(A)	195,800	147,000

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Weighted-average borrowings outstanding	$37,507	$116,730	$45,777	$113,620
Effective interest rate(B)	9.3%	5.7%	8.6%	5.6%
Commitment (unused) fees incurred	$414	$120	$1,176	$290

(A)

Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $169.2 million and $137.5 million as of December 31, 2019 and March 31, 2019, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million, plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of December 31, 2019, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2019, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $538.3 million, asset coverage on our senior securities representing indebtedness of 5,240.9%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2019, we were in compliance with all covenants under the Credit Facility.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.65% per annum, plus a 1.0% unused commitment fee. As of March 31, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 1.0% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of December 31, 2019 and March 31, 2019, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of December 31, 2019 and March 31, 2019, and for the three and nine months ended December 31, 2019 and 2018, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2019	March 31, 2019
Credit Facility	$4,210	$53,000

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months ended December 31, 2019:
Fair value at September 30, 2019	$46,964
Borrowings	31,400
Repayments	(74,000)
Unrealized depreciation	(154)

Fair value at December 31, 2019	$4,210

Nine Months ended December 31, 2019:
Fair value at March 31, 2019	$53,000
Borrowings	131,400
Repayments	(180,200)
Unrealized appreciation	10

Fair value at December 31, 2019	$4,210

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months ended December 31, 2018:
Fair value at September 30, 2018	$115,700
Borrowings	61,900
Repayments	(127,500)

Fair value at December 31, 2018	$50,100

Nine Months ended December 31, 2018:
Fair value at March 31, 2018	$107,500
Borrowings	191,100
Repayments	(248,000)
Unrealized depreciation	(500)

Fair value at December 31, 2018	$50,100

The fair value of the collateral under the Credit Facility was $497.0 million and $536.3 million as of December 31, 2019 and March 31, 2019, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

The following tables summarize our 6.250% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”), and our 6.375% Series E Cumulative Term Preferred Stock (our “Series E Term Preferred Stock” or “Series E”) outstanding as of December 31, 2019 and March 31, 2019:

As of December 31, 2019:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(A)					5,290,000	$25.00	$132,250
Less: Discounts							(3,260)

Term preferred stock, net(B)							$128,990

As of March 31, 2019:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(A)					5,290,000	$25.00	$132,250
Less: Discounts							(3,768)

Term preferred stock, net(B)							$128,482

(A)	As of December 31, 2019 and March 31, 2019, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 383.8% and 309.1%, respectively.
(B)

Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), our 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”), our Series D Term Preferred Stock and our Series E Term Preferred Stock during the nine months ended December 31, 2019 and 2018:

For the Nine Months Ended December 31, 2019:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock(A)
April 9, 2019	April 22, 2019	April 30, 2019	$0.13020833	$0.13281250
April 9, 2019	May 22, 2019	May 31, 2019	0.13020833	0.13281250
April 9, 2019	June 19, 2019	June 28, 2019	0.13020833	0.13281250
July 9, 2019	July 22, 2019	July 31, 2019	0.13020833	0.13281250
July 9, 2019	August 20, 2019	August 30, 2019	0.13020833	0.13281250
July 9, 2019	September 17, 2019	September 30, 2019	0.13020833	0.13281250
October 8, 2019	October 22, 2019	October 31, 2019	0.13020833	0.13281250
October 8, 2019	November 19, 2019	November 29, 2019	0.13020833	0.13281250
October 8, 2019	December 19, 2019	December 31, 2019	0.13020833	0.13281250

		Total	$1.17187497	$1.19531250

For the Nine Months Ended December 31, 2018:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock(B)	Dividend per Share of Series C Term Preferred Stock(B)	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock(A)
April 10, 2018	April 20, 2018	April 30, 2018	$0.140625	$0.135417	$0.13020833	$—
April 10, 2018	May 22, 2018	May 31, 2018	0.140625	0.135417	0.13020833	—
April 10, 2018	June 20, 2018	June 29, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	July 20, 2018	July 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	August 21, 2018	August 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	September 19, 2018	September 28, 2018	—	—	0.13020833	—
September 6, 2018	September 19, 2018	September 28, 2018	—	—	—	0.17265625	(C)
October 9, 2018	October 19, 2018	October 31, 2018	—	—	0.13020833	0.13281250
October 9, 2018	November 20, 2018	November 30, 2018	—	—	0.13020833	0.13281250
October 9, 2018	December 20, 2018	December 31, 2018	—	—	0.13020833	0.13281250

		Total	$0.703125	$0.677085	$1.17187497	$0.57109375

(A)	We issued our Series E Term Preferred Stock on August 22, 2018.
(B)	We voluntarily redeemed all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock on August 31, 2018.
(C)	Represents a combined dividend for the prorated month of August 2018, based upon the issuance date of our Series E Term Preferred Stock, combined with the full month of September 2018.

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of dividends paid to our preferred stockholders during the calendar year ended December 31, 2019 was 27.3% from ordinary income and 72.7% from capital gains. The tax characterization of dividends paid to our preferred stockholders during the calendar year ended December 31, 2018 was 81.2% from ordinary income and 18.8% from capital gains.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2019 and March 31, 2019. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of December 31, 2019 and March 31, 2019, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	December 31, 2019	March 31, 2019
Series D Term Preferred Stock	$58,903	$58,535
Series E Term Preferred Stock	78,458	76,395

Total	$137,361	$134,930

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of December 31, 2019, we had the ability to issue all $300.0 million of the securities registered under the registration statement.

Common Equity Offering

In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in what is commonly referred to as an “at-the-market” (“ATM”) program. This ATM program replaced the February 2018 ATM program discussed below. As of December 31, 2019, we had remaining capacity to sell up to $35.0 million of common stock under the ATM program.

In February 2018, we entered into equity distribution agreements with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc., under which we had the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in an ATM program. The February 2018 ATM program was replaced by the December 2019 ATM program.

During the three months ended June 30, 2018, we sold 168,824 shares of our common stock under the February 2018 ATM program with Cantor at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then-current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding. In aggregate, the sales during the three months ended June 30, 2018 were above our then-current estimated NAV per share.

We did not sell any shares of our common stock under the current or previous ATM programs during the nine months ended December 31, 2019.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Numerator: net increase in net assets resulting from operations	$13,318	$16,491	$30,368	$79,182
Denominator: basic and diluted weighted-average common shares	32,822,459	32,822,459	32,822,459	32,802,733

Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.41	$0.50	$0.93	$2.41

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

The U.S. federal income tax characteristics of distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of distributions paid to our common stockholders during the calendar year ended December 31, 2019 was 67.8% from ordinary income and 32.2% from capital gains. The tax characterization of distributions paid to our common stockholders during the calendar year ended December 31, 2018 was 81.2% from ordinary income and 18.8% from capital gains.

We paid the following monthly and supplemental cash distributions to our common stockholders for the nine months ended December 31, 2019 and 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	April 9, 2019	April 22, 2019	April 30, 2019	$0.068
	April 9, 2019	May 22, 2019	May 31, 2019	0.068
	April 9, 2019	June 5, 2019	June 14, 2019	0.090	(A)
	April 9, 2019	June 19, 2019	June 28, 2019	0.068
	July 9, 2019	July 22, 2019	July 31, 2019	0.068
	July 9, 2019	August 20, 2019	August 30, 2019	0.068
	July 9, 2019	September 4, 2019	September 13, 2019	0.030	(A)
	July 9, 2019	September 17, 2019	September 30, 2019	0.068
	October 8, 2019	October 22, 2019	October 31, 2019	0.068
	October 8, 2019	November 19, 2019	November 29, 2019	0.068
	October 8, 2019	December 3, 2019	December 13, 2019	0.090	(A)
	October 8, 2019	December 19, 2019	December 31, 2019	0.068

		Nine Months ended December 31, 2019:		$0.822

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	April 10, 2018	April 20, 2018	April 30, 2018	$0.067
	April 10, 2018	May 22, 2018	May 31, 2018	0.067
	April 10, 2018	June 6, 2018	June 15, 2018	0.060	(A)
	April 10, 2018	June 20, 2018	June 29, 2018	0.067
	July 10, 2018	July 20, 2018	July 31, 2018	0.067
	July 10, 2018	August 21, 2018	August 31, 2018	0.067
	July 10, 2018	September 19, 2018	September 28, 2018	0.067
	October 9, 2018	October 19, 2018	October 31, 2018	0.068
	October 9, 2018	November 20, 2018	November 30, 2018	0.068
	October 9, 2018	December 6, 2018	December 14, 2018	0.060	(A)
	October 9, 2018	December 20, 2018	December 31, 2018	0.068

		Nine Months ended December 31, 2018:		$0.726

(A)	Represents a supplemental distribution to common stockholders.

Aggregate cash distributions to our common stockholders declared and paid were $27.0 million and $23.8 million for the nine months ended December 31, 2019 and 2018, respectively, and were declared based on estimates of Investment Company Taxable Income and net long-term capital gains for the respective periods, as well as amounts to be distributed in accordance with Section 855(a) of the Code.

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

For the three and nine months ended December 31, 2019, we recorded $0.1 million and $1.4 million, respectively, of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed (Overdistributed) net investment income for both periods on our accompanying Consolidated Statements of Assets and Liabilities.

For the three months ended December 31, 2018, we recorded $0.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Capital in excess of par value and Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities. For the nine months ended December 31, 2018, we recorded $2.5 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.

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

In addition, we recorded a reserve for uncertain tax positions related to potential Virginia state tax exposure related to the deemed distribution of $3.0 million for the year ended March 31, 2019, which was included in Taxes on deemed distribution of long-term capital gains on our Consolidated Statements of Operations for the year ended March 31, 2019 and in Other liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2019 and March 31, 2019. We have requested clarification of the treatment of deemed distributions with respect to Virginia state taxes from the Virginia Department of Revenue. We expect to obtain such clarification during our fiscal year ending March 31, 2020.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2019 and March 31, 2019, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $4.1 million and $1.7 million as of December 31, 2019 and March 31, 2019, respectively.

Financial Commitments and Obligations

We have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of December 31, 2019 and March 31, 2019 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of December 31, 2019, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of December 31, 2019 and March 31, 2019 to be immaterial.

As of December 31, 2019, the following guaranty was outstanding:

•

A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers.

The following table summarizes the principal balances of unused line of credit commitments and guaranties as of December 31, 2019 and March 31, 2019, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2019	March 31, 2019
Unused line of credit commitments	$1,500	$1,259
Guaranties	1,000	1,000

Total	$2,500	$2,259

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Per Common Share Data:
Net asset value at beginning of period(A)	$12.39	$12.30	$12.40	$10.85
Income from investment operations(B)
Net investment income	0.19	0.18	0.66	0.06
Net realized gain on investments and other	1.04	2.34	1.70	2.63
Net unrealized depreciation of investments and other	(0.82)	(2.02)	(1.43)	(0.28)

Total from investment operations	0.41	0.50	0.93	2.41
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.20)	(0.14)	(0.56)	(0.55)
Cash distributions to common stockholders from realized gains(C)	(0.09)	(0.12)	(0.26)	(0.18)
Discounts, commissions, and offering costs	—	—	—	—
Net dilutive effect of equity offering(D)	—	—	—	—

Total from equity capital activity	(0.29)	(0.26)	(0.82)	(0.73)
Other, net(B)(E)	—	(0.01)	—	—

Net asset value at end of period(A)	$12.51	$12.53	$12.51	$12.53

Per common share market value at beginning of period	$12.34	$11.43	$11.60	$10.10
Per common share market value at end of period	13.25	9.32	13.25	9.32
Total investment return(F)	9.66%	(16.26)%	22.01%	(1.38)%
Common stock outstanding at end of period(A)	32,822,459	32,822,459	32,822,459	32,822,459
Statement of Assets and Liabilities Data:
Net assets at end of period	$410,498	$411,399	$410,498	$411,399
Average net assets(G)	407,740	406,052	407,866	385,676
Senior Securities Data:
Total borrowings, at cost	$9,296	$55,196	$9,296	$55,196
Mandatorily redeemable preferred stock (H)	132,250	132,250	132,250	132,250
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(I)	9.65%	8.81%	9.27%	14.34%
Ratio of net investment income to average net assets – annualized(J)	6.04	5.93	7.06	0.72

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding period.
(C)

The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.

(D)

During the nine months ended December 31, 2018, the net dilutive effect of issuing common shares was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding.

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
(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets—annualized would have been 12.21% and 13.78% for the three months ended December 31, 2019 and 2018, respectively, and 11.81% and 17.79% for the nine months ended December 31, 2019 and 2018, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets—annualized would have been 3.48% and 0.96% for the three months ended December 31, 2019 and 2018, respectively, and 4.51% and (2.73)% for the nine months ended December 31, 2019 and 2018, respectively.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the nine month periods ended December 31, 2019 and 2018.

NOTE 13. SUBSEQUENT EVENTS

Investment Activity

In January 2020, we exited our investment in Meridian, with a fair value of $0 as of December 31, 2019, and recorded a realized loss of $13.0 million.

In January 2020, we invested an additional $4.4 million into Edge Adhesives Holdings, Inc. in the form of preferred equity.

ATM Activity

Subsequent to December 31, 2019 and through February 3, 2020, we sold 227,004 shares of our common stock under the ATM program with Wedbush Securities, Inc. at a weighted-average gross price of $13.80 per share and raised approximately $3.1 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.55 and resulted in total net proceeds of approximately $3.1 million. These sales were above our then current estimated NAV per share.

Distributions and Dividends

In January 2020, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
January 24, 2020	January 31, 2020	$0.07	$0.13020833	$0.13281250
February 19, 2020	February 28, 2020	0.07	0.13020833	0.13281250
March 20, 2020	March 31, 2020	0.07	0.13020833	0.13281250

	Total for the Quarter:	$0.21	$0.39062499	$0.39843750

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

OVERVIEW

General

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for U.S. federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 through December 31, 2019, we have paid 174 consecutive monthly distributions to common stockholders.

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

Additionally, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer (indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer) registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. For additional information refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements.

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We intend that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of December 31, 2019, our investment portfolio was made up of 75.4% in debt securities and 24.6% in equity securities, at cost.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the nine months ended December 31, 2019, we exited five portfolio companies, with a combined fair value prior to their exits of $125.7 million, invested $43.2 million in two new portfolio companies and retained a common stock ownership in one of the exited portfolio companies, resulting in a net reduction of two companies in our portfolio, which was comprised of 28 companies as of December 31, 2019. From our initial public offering in June 2005 through December 31, 2019, we made investments in 51 companies, excluding investments in syndicated loans, for a total of over $1.2 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2019, we had unrecognized, contractual success fees of $36.0 million, or $1.10 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

From inception through December 31, 2019, we completed sales of 21 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $232.9 million in net realized gains and $30.3 million in other income upon exit, for a total increase to our net assets of $263.2 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 21 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 70.0% from March 2011 through December 31, 2019, and allowed us to declare and pay a $0.03 per common share supplemental distribution in fiscal year 2012, a $0.05 per common share supplemental distribution in November 2013, a $0.05 per common share supplemental distribution in December 2014, a $0.06 per common share supplemental distribution in each of June 2017, December 2017, June 2018, and December 2018, a $0.09 per common share supplemental distribution in June 2019, a $0.03 per common share supplemental distribution in September 2019, and a $0.09 per common share supplemental distribution in December 2019.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to August 2021, and currently have a total commitment amount of $200.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2019, we sold 168,842 shares of our common stock under our at-the-market (“ATM”) program for gross proceeds of approximately $1.9 million. Additionally, we issued 3.0 million shares of our Series E Term Preferred Stock for gross proceeds of $74.8 million in August 2018. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock.

Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On December 31, 2019, the closing market price of our common stock was $13.25 per share, representing a 5.9% premium to our net asset value (“NAV”) of $12.51 per share as of December 31, 2019. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2019 Annual Meeting of Stockholders held on August 15, 2019, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then-current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then-outstanding common stock immediately prior to each such sale, provided that our board of directors (“Board of Directors”) makes certain determinations prior to any such sale. This August 2019 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings at a price below the then-current NAV per share, once in May 2017, once in March 2015, and once in October 2012. Certain sales under the ATM program in March and April 2018 were also below the then-current estimated NAV per share. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act), of at least 150% on each of our senior securities representing indebtedness and our senior securities that are stock (such as our two series of term preferred stock currently outstanding).

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

As of December 31, 2019, our asset coverage ratio on our senior securities representing indebtedness was 5,240.9% and our asset coverage on our senior securities that are stock was 383.8%.

Investment Highlights

During the nine months ended December 31, 2019, and inclusive of non-cash transactions, we invested $43.2 million in two new portfolio companies, received $167.4 million in proceeds from repayments and sales, and extended $52.1 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and equity.

Investment Activity

During the nine months ended December 31, 2019, the following significant transactions occurred:

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

•

In September 2019, we invested $4.4 million in Phoenix Door Systems, Inc. (“Phoenix”) through a combination of secured first lien debt and common equity. Phoenix, headquartered in Mason, Ohio, manufactures high impact traffic doors for the commercial and industrial market and architectural doors for the municipal market.

•	In September 2019, we invested an additional $8.5 million in Bassett Creek Services, Inc. in the form of first lien debt.

•	In October 2019, we exited our investment in B-Dry, LLC (“B-Dry”), with a fair value of $0 as of September 30, 2019, and recorded a realized loss of $14.5 million.

•	In November 2019, we invested an additional $16.9 million in Brunswick Bowling Products, Inc. in the form of second lien debt, of which $10.0 million was repaid in December 2019.

•

In December 2019, we exited our investment in Nth Degree, Inc. (“Nth Degree”), which resulted in dividend income of $2.7 million, success fee income of $0.2 million, and a realized gain of $47.9 million. In connection with the sale, we received net cash proceeds of $68.6 million, including the repayment of our debt investment of $13.3 million at par, and retained an equity investment in common stock in Nth Degree Investment Group, LLC.

Recent Developments

Investment Activity

The following significant investment activity occurred subsequent to December 31, 2019.

In January 2020, we exited our investment in Meridian Rack & Pinion, Inc. (“Meridian”), with a fair value of $0 as of December 31, 2019, and recorded a realized loss of $13.0 million.

In January 2020, we invested an additional $4.4 million into Edge Adhesives Holdings, Inc. in the form of preferred equity.

ATM Activity

Subsequent to December 31, 2019 and through February 3, 2020, we sold 227,004 shares of our common stock under the ATM program with Wedbush Securities, Inc. at a weighted-average gross price of $13.80 per share and raised approximately $3.1 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.55 and resulted in total net proceeds of approximately $3.1 million. These sales were above our then current estimated NAV per share.

Distributions and Dividends

In January 2020, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
January 24, 2020	January 31, 2020	$0.07	$0.13020833	$0.13281250
February 19, 2020	February 28, 2020	0.07	0.13020833	0.13281250
March 20, 2020	March 31, 2020	0.07	0.13020833	0.13281250

	Total for the Quarter:	$0.21	$0.39062499	$0.39843750

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2019 to the Three Months Ended December 31, 2018

	For the Three Months Ended December 31,
	2019	2018	$ Change	% Change
INVESTMENT INCOME
Interest income	$12,126	$12,460	$(334)	(2.7)%
Dividend, success fee, and other income	3,870	2,505	1,365	54.5

Total investment income	15,996	14,965	1,031	6.9

EXPENSES
Base management fee	2,970	3,227	(257)	(8.0)
Loan servicing fee	1,794	1,730	64	3.7
Incentive fee	2,873	4,138	(1,265)	(30.6)
Administration fee	369	346	23	6.6
Interest and dividend expense	3,053	3,848	(795)	(20.7)
Amortization of deferred financing costs and discounts	373	373	—	—
Other	1,017	328	689	210.1

Expenses before credits from Adviser	12,449	13,990	(1,541)	(11.0)
Credits to fees from Adviser	(2,611)	(5,047)	2,436	(48.3)

Total expenses, net of credits to fees	9,838	8,943	895	10.0

NET INVESTMENT INCOME	6,158	6,022	136	2.3

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	34,005	76,804	(42,799)	(55.7)
Net unrealized depreciation of investments	(26,999)	(66,335)	39,336	(59.3)
Net unrealized depreciation of other	154	—	154	NM

Net realized and unrealized gain	7,160	10,469	(3,309)	(31.6)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$13,318	$16,491	$(3,173)	(19.2)%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.19	$0.18	$0.01	5.6%

Net increase in net assets resulting from operations	$0.41	$0.50	$(0.09)	(18.0)%

NM = Not Meaningful

Investment Income

Total investment income increased 6.9% for the three months ended December 31, 2019, as compared to the prior year period. The increase was due to an increase dividend, success fee, and other income, partially offset by a decrease in interest income.

Interest income from our investments in debt securities decreased 2.7% for the three months ended December 31, 2019, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2019 was $383.0 million, compared to $381.5 million for the prior year period. This increase was primarily due to the origination of $51.9 million of new debt investments and $79.3 million of follow-on debt investments to existing portfolio companies, partially offset by the pay-off or restructuring of $109.9 million of debt investments and $9.7 million of loans placed on non-accrual status after September 30, 2018 and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, and non-accruals, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend, success fee, and other income, was 12.6% for the three months ended December 31, 2019, compared to 13.0% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At December 31, 2019, certain of our loans to four portfolio companies, Meridian, The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC (“SOG”), were on non-accrual status, with an aggregate debt cost basis of $56.4 million. At December 31, 2018, certain of our loans to four portfolio companies, B-Dry, The Mountain, PSI Molded, and SOG, were on non-accrual status, with an aggregate debt cost basis of $73.5 million.

Dividend, success fee, and other income for the three months ended December 31, 2019 increased 54.5% from the prior year period. During the three months ended December 31, 2019, dividend, success fee, and other income consisted primarily of $3.6 million of dividend income. During the three months ended December 31, 2018, dividend, success fee, and other income consisted primarily of $2.9 million of success fee income.

As of December 31, 2019 and March 31, 2019, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 10.0% during the three months ended December 31, 2019, as compared to the prior year period, primarily due to a decrease in credits to fees from the Adviser and an increase in other expenses, partially offset by a decrease in the incentive fee and interest and dividend expense.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $1.4 million during the three months ended December 31, 2019, compared to a capital gains-based incentive fee of $2.1 million during the three months ended December 31, 2018. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $0.5 million for the three months ended December 31, 2019, as compared to the prior year period, due to a decrease in pre-incentive fee net investment income as well as an increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2019	2018
Average total assets subject to base management fee(A)	$594,000	$645,400
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,970	3,227
Credits to fees from Adviser—other(B)	(817)	(3,317)

Net base management fee	$2,153	$(90)

Loan servicing fee(B)	1,794	1,730
Credits to base management fee—loan servicing fee(B)	(1,794)	(1,730)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$1,515	$2,032
Incentive fee – capital gains-based(C)	1,358	2,106

Total incentive fee(B)	$2,873	$4,138
Credits to fees from Adviser—other(B)	—	—

Net incentive fee	$2,873	$4,138

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
(C)

Only a portion of cumulative capital gains-based incentive fees recorded in accordance with GAAP is contractually due under the terms of the Advisory Agreement as of December 31, 2019. No amounts were contractually due in any prior periods.

Interest and dividend expense decreased 20.7% during the three months ended December 31, 2019, as compared to the prior year period, due to a lower weighted-average balance outstanding on the Credit Facility partially offset by an increase in the effective interest rate. The weighted-average balance outstanding on the Credit Facility during the three months ended December 31, 2019 was $37.5 million, as compared to $116.7 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended December 31, 2019 was 9.3%, as compared to 5.7% in the prior year period. This increase in the effective interest rate on the Credit Facility was primarily a result of the unused commitment fee on the undrawn portion of the Credit Facility, partially offset by a decrease in LIBOR. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility. Refer to “Liquidity and Capital Resources – Equity – Term Preferred Stock” for further discussion of the mandatorily redeemable preferred stock.

Other expenses increased 210.1% during the three months ended December 31, 2019, as compared to the prior year period, primarily due to an increase in tax expense.

Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

During the three months ended December 31, 2019, we recorded net realized gains on investments of $34.0 million, primarily related to a $47.9 million realized gain from the exit of Nth Degree, partially offset by $14.5 million realized loss from the exit of B-Dry. During the three months ended December 31, 2018, we recorded net realized gains on investments of $76.8 million, primarily related to a $65.7 million realized gain from the exit of Cambridge Sound Management, Inc. (“Cambridge”), a $13.0 million realized gain from the exit of Logo Sportswear, Inc. (“Logo”), and a $5.4 million realized gain from the exit of Star Seed, Inc. (“Star Seed”), which were partially offset by a $7.7 million realized loss from the restructuring of our equity investment in Country Club Enterprises, LLC (“CCE”).

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended December 31, 2019, we recorded net unrealized depreciation of investments of $27.0 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2019 were as follows:

	Three Months Ended December 31, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nth Degree, Inc.	$47,861	$1,926	$(40,846)	$8,941
Galaxy Tool Holding Corporation	—	6,577	—	6,577
Old World Christmas, Inc.	—	2,447	—	2,447
Counsel Press, Inc.	—	2,152	—	2,152
Pioneer Square Brands, Inc.	—	1,694	—	1,694
B-Dry, LLC.	(14,452)	—	14,699	247
B+T Group Acquisition Inc.	—	(526)	—	(526)
Diligent Delivery Systems	—	(550)	—	(550)
Horizon Facilities Service, Inc.	—	(584)	—	(584)
Brunswick Bowling Products, Inc.	—	(1,100)	—	(1,100)
Frontier Packaging, Inc.	—	(1,145)	—	(1,145)
Educators Resource, Inc.	—	(1,627)	—	(1,627)
Ginsey Home Solutions, Inc.	—	(2,372)	—	(2,372)
PSI Molded Plastics, Inc.	—	(2,532)	—	(2,532)
SBS Industries Holdings, Inc.	—	(4,358)	—	(4,358)
Other, net (<$1.0 million, net)	596	(854)	—	(258)

Total	$34,005	$(852)	$(26,147)	$7,006

The primary drivers of net unrealized depreciation of $27.0 million for the three months ended December 31, 2019 were the reversal of previously recorded unrealized appreciation of our investment in Nth Degree upon its exit, a decline in performance of certain of our other portfolio companies, and a decrease in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by the reversal of previously recorded unrealized depreciation of our investment in B-Dry upon its exit and increased performance of certain of our portfolio companies.

During the three months ended December 31, 2018, we recorded net unrealized depreciation of investments of $66.3 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2018 were as follows:

	Three Months Ended December 31, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$65,749	$—	$(47,211)	$18,538
Counsel Press, Inc.	—	3,408	—	3,408
Schylling, Inc.	—	3,405	—	3,405
SBS Industries, LLC	—	3,234	—	3,234
Brunswick Bowling Products, Inc.	—	3,088	—	3,088
Alloy Die Casting Co.	—	2,610	—	2,610
Nth Degree, Inc.	—	1,998	—	1,998
J.R. Hobbs Co.—Atlanta, LLC	—	1,746	—	1,746
Old World Christmas, Inc.	—	1,669	—	1,669
Ginsey Home Solutions, Inc.	—	1,395	—	1,395
Jackrabbit, Inc.	—	1,228	—	1,228
Logo Sportswear, Inc.	13,042	—	(11,906)	1,136
Pioneer Square Brands, Inc.	—	829	—	829
Frontier Packaging, Inc.	—	562	—	562
Head Country, Inc.	—	538	—	538
Drew Foam Companies, Inc.	300	—	—	300
Funko Acquisition Holdings, LLC	—	(299)	—	(299)
Meridian Rack & Pinion, Inc.	—	(628)	—	(628)
Tread Corporation	—	(956)	—	(956)
Country Club Enterprises, LLC	(7,725)	—	6,727	(998)
Star Seed, Inc.	5,441	—	(6,866)	(1,425)
The Mountain Corporation	—	(1,916)	—	(1,916)
ImageWorks Display and Marketing Group, Inc.	—	(2,646)	—	(2,646)
Galaxy Tool Holding Corporation	—	(2,823)	—	(2,823)
Bassett Creek Services, Inc.	—	(3,013)	—	(3,013)
Edge Adhesives Holdings, Inc.	—	(3,079)	—	(3,079)
D.P.M.S., Inc.	—	(3,636)	—	(3,636)
SOG Specialty Knives & Tools, LLC	—	(6,230)	—	(6,230)
PSI Molded Plastics, Inc.	—	(7,532)	—	(7,532)
Other, net (<$250 net)	(3)	(31)	—	(34)

Total	$76,804	$(7,079)	$(59,256)	$10,469

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

Across our entire investment portfolio, we recorded $3.4 million of net unrealized depreciation on our debt positions and $23.6 million of net unrealized depreciation on our equity positions for the three months ended December 31, 2019. As of December 31, 2019, the fair value of our investment portfolio was less than our cost basis by $12.4 million, as compared to the fair value exceeding the cost basis by $14.6 million as of September 30, 2019, representing net unrealized depreciation of $27.0 million for the three months ended December 31, 2019. Our entire portfolio had a fair value of 97.8% of cost as of December 31, 2019.

Net Unrealized (Appreciation) Depreciation on Other

During the three months ended December 31, 2019, we recorded net unrealized depreciation of other of $0.2 million related to the Credit Facility recorded at fair value. During the three months ended December 31, 2018, we did not record any unrealized appreciation or depreciation of other.

Comparison of the Nine Months Ended December 31, 2019 to the Nine Months Ended December 31, 2018

	For the Nine Months Ended December 31,
	2019	2018	$ Change	% Change
INVESTMENT INCOME
Interest income	$38,144	$37,669	$475	1.3%
Dividend, success fee, and other income	11,798	5,891	5,907	100.3

Total investment income	49,942	43,560	6,382	14.7

EXPENSES
Base management fee	9,285	9,613	(328)	(3.4)
Loan servicing fee	5,139	5,144	(5)	(0.1)
Incentive fee	6,042	18,849	(12,807)	(67.9)
Administration fee	1,106	975	131	13.4
Interest and dividend expense	9,499	11,684	(2,185)	(18.7)
Amortization of deferred financing costs and discounts	1,119	1,237	(118)	(9.5)
Other	3,942	3,958	(16)	(0.4)

Expenses before credits from Adviser	36,132	51,460	(15,328)	(29.8)
Credits to fees from Adviser	(7,786)	(9,986)	2,200	(22.0)

Total expenses, net of credits to fees	28,346	41,474	(13,128)	(31.7)

NET INVESTMENT INCOME	21,596	2,086	19,510	NM

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	55,682	88,056	(32,374)	(36.8)
Net realized loss on other	—	(1,687)	1,687	(100.0)
Net unrealized depreciation of investments	(46,900)	(9,773)	(37,127)	379.9
Net unrealized (appreciation) depreciation of other	(10)	500	(510)	(102.0)

Net realized and unrealized gain	8,772	77,096	(68,324)	(88.6)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$30,368	$79,182	$(48,814)	(61.6)%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.66	$0.06	$0.60	NM

Net increase in net assets resulting from operations	$0.93	$2.41	$(1.48)	(61.4)%

NM = Not Meaningful

Investment Income

Total investment income increased 14.7% for the nine months ended December 31, 2019, as compared to the prior year period. The increase was due to an increase in dividend, success fee, and other income as well as an increase in interest income.

Interest income from our investments in debt securities increased 1.3% for the nine months ended December 31, 2019, as compared to the prior year period. During the nine months ended December 31, 2019, we received $2.1 million of past due interest upon the exit of our investment in ADC. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2019 was $373.7 million, compared to $384.4 million for the prior year period. This decrease was primarily due to the pay-off or restructuring of $124.4 million of debt investments and $56.3 million of loans placed on non-accrual status after March 31, 2018, partially offset by the origination of $76.2 million of new debt investments and $77.9 million of follow-on debt investments to existing portfolio companies, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructuring, and non-accruals, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend, success fee, and other income, was 13.5% for the nine months ended December 31, 2019, compared to 13.0% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At December 31, 2019, certain of our loans to four portfolio companies, Meridian, The Mountain, PSI Molded, and SOG, were on non-accrual status, with an aggregate debt cost basis of $56.4 million. At December 31, 2018, certain of our loans to four portfolio companies, B-Dry, The Mountain, PSI Molded, and SOG, were on non-accrual status, with an aggregate debt cost basis of $73.5 million.

Dividend, success fee, and other income for the nine months ended December 31, 2019 increased 100.3% from the prior year period. During the nine months ended December 31, 2019, dividend, success fee, and other income consisted of $9.4 million of dividend income and $2.4 million of success fee income. During the nine months ended December 31, 2018, dividend, success fee and other income consisted of $5.1 million of success fee income and $0.8 million of dividend income.

As of December 31, 2019 and March 31, 2019, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 31.7% during the nine months ended December 31, 2019, as compared to the prior year period, primarily due to a decrease in the incentive fee and interest and dividend expense, partially offset by a decline in credits to fees from the Adviser.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $1.7 million during the nine months ended December 31, 2019, compared to a capital gains-based incentive fee of $15.7 million during the nine months ended December 31, 2018. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased by $1.2 million for the nine months ended December 31, 2019, as compared to the prior year period, as the increase in pre-incentive fee net investment income more than offset the increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2019	2018
Average total assets subject to base management fee(A)	$619,000	$640,870
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%

Base management fee(B)	9,285	9,613
Credits to fees from Adviser—other(B)	(2,647)	(4,842)

Net base management fee	$6,638	$4,771

Loan servicing fee(B)	5,139	5,144
Credits to base management fee—loan servicing fee(B)	(5,139)	(5,144)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$4,338	$3,111
Incentive fee – capital gains-based(C)	1,704	15,738

Total incentive fee(B)	$6,042	$18,849
Credits to fees from Adviser—other(B)	—	—

Net incentive fee	$6,042	$18,849

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
(C)

A portion of cumulative capital gains-based incentive fees recorded in accordance with GAAP is contractually due under the terms of the Advisory Agreement as of December 31, 2019. No amounts were contractually due in any prior periods.

Interest and dividend expense decreased 18.7% during the nine months ended December 31, 2019, as compared to the prior year period, due to a lower weighted-average balance outstanding on the Credit Facility, partially offset by an increase in the effective interest rate. The weighted-average balance outstanding on the Credit Facility during the nine months ended December 31, 2019 was $45.8 million, as compared to $113.6 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the nine months ended December 31, 2019 was 8.6%, as compared to 5.6% in the prior year period. This increase in the effective interest rate on the Credit Facility was primarily a result of the unused commitment fee on the undrawn portion of the Credit Facility. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility. Refer to “Liquidity and Capital Resources – Equity – Term Preferred Stock” for further discussion of the mandatorily redeemable preferred stock.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the nine months ended December 31, 2019, we recorded net realized gains on investments of $55.7 million, primarily related to a $47.9 million realized gain from the exit of Nth Degree, a $20.4 million realized gain from the exit of ADC and a $3.2 million realized gain from the exit of Jackrabbit, which were partially offset by a $2.7 million realized loss from the exit of Tread and $14.5 million realized loss from the exit of B-Dry. During the nine months ended December 31, 2018, we recorded net realized gains on investments of $88.1 million, primarily related to a $65.7 million realized gain from the exit of Cambridge, a $13.0 million realized gain from the exit of Logo, a $13.8 million realized gain from the exit of Drew Foam Companies, Inc., and a $5.4 million realized gain from the exit of Star Seed, partially offset by a $7.7 million realized loss from the restructure of our equity investment in CCE and a $3.6 million realized loss from the exit of NDLI, Inc (“NDLI”).

Net Realized Loss on Other

During the nine months ended December 31, 2018, we recorded a net realized loss on other of $1.7 million, which primarily related to unamortized deferred issuance costs written off upon the redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock in August 2018. There were no realized gains or losses on other during the nine months ended December 31, 2019.

Net Unrealized Appreciation (Depreciation) of Investments

During the nine months ended December 31, 2019, we recorded net unrealized depreciation of investments of $46.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2019 were as follows:

	Nine Months Ended December 31, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nth Degree, Inc.	$47,861	$12,689	$(40,846)	$19,704
Alloy Die Casting Co.	20,355	8,823	(12,634)	16,544
Counsel Press, Inc.	—	7,321	—	7,321
Galaxy Tool Holding Corporation	—	5,329	—	5,329
D.P.M.S., Inc.	—	3,740	—	3,740
Old World Christmas, Inc.	—	3,649	—	3,649
ImageWorks Display and Marketing Group, Inc.	—	2,019	—	2,019
Head Country, Inc.	—	1,423	—	1,423
Tread Corporation	(2,726)	—	3,380	654
Drew Foam Companies, Inc.	565	—	—	565
B-Dry, LLC	(14,452)	—	14,699	247
The Mountain Corporation	—	(796)	—	(796)
Pioneer Square Brands, Inc.	—	(1,092)	—	(1,092)
Frontier Packaging, Inc.	—	(1,303)	—	(1,303)
Jackrabbit, Inc.	3,198	—	(4,547)	(1,349)
SOG Specialty Knives and Tools, LLC	—	(2,305)	—	(2,305)
Brunswick Bowling Products, Inc.	—	(2,419)	—	(2,419)
PSI Molded Plastics, Inc.	—	(3,668)	—	(3,668)
Educators Resource, Inc.	—	(3,743)	—	(3,743)
Meridian Rack & Pinion, Inc.	—	(5,796)	—	(5,796)
Ginsey Home Solutions, Inc.	—	(5,926)	—	(5,926)
SBS Industries Holdings, Inc.	—	(6,387)	—	(6,387)
J.R. Hobbs Co.—Atlanta, LLC	—	(17,822)	—	(17,822)
Other, net (<$1.0 million, net)	881	(556)	(132)	193

Total	$55,682	$(6,820)	$(40,080)	$8,782

The primary drivers of net unrealized depreciation of $46.9 million for the nine months ended December 31, 2019 were the reversal of previously recorded unrealized appreciation of our investments in Nth Degree, ADC, and Jackrabbit upon their exit, a decline in performance of certain portfolio companies, and a decrease in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by the reversal of previously recorded unrealized depreciation of our investment in B-Dry and Tread upon their exit and increased performance of certain of our other portfolio companies.

During the nine months ended December 31, 2018, we recorded net unrealized depreciation of investments of $9.8 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2018 were as follows:

	Nine Months Ended December 31, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$65,749	$25,533	$(47,211)	$44,071
Nth Degree, Inc.	—	15,603	—	15,603
Brunswick Bowling Products, Inc.	—	8,721	—	8,721
Alloy Die Casting Co.	—	6,408	—	6,408
SBS Industries, LLC	—	6,108	—	6,108
Schylling, Inc.	—	5,722	—	5,722
Counsel Press, Inc.	—	5,520	—	5,520
Star Seed, Inc.	5,441	5,400	(6,865)	3,976
Logo Sportswear, Inc.	13,042	2,796	(11,906)	3,932
Jackrabbit, Inc.	—	3,555	—	3,555
Old World Christmas, Inc.	—	3,090	—	3,090
Pioneer Square Brands, Inc.	—	2,991	—	2,991
Ginsey Home Solutions, Inc.	—	2,942	—	2,942
Galaxy Tool Holding Corporation	—	1,454	—	1,454
Funko Acquisition Holdings, LLC	745	536	(356)	925
Frontier Packaging, Inc.	—	727	—	727
Tread Corporation	—	534	—	534
Behrens Manufacturing, LLC	323	(1)	—	322
Head Country, Inc.	—	229	—	229
ImageWorks Display and Marketing Group, Inc.	—	122	—	122
NDLI, Inc.	(3,606)	—	3,600	(6)
Diligent Delivery Systems	—	(664)	—	(664)
Drew Foam Companies, Inc.	14,086	—	(14,755)	(669)
B-Dry, LLC	—	(856)	—	(856)
Edge Adhesives Holdings, Inc.	—	(995)	—	(995)
J.R. Hobbs Co.—Atlanta, LLC	—	(1,007)	—	(1,007)
Country Club Enterprises, LLC	(7,725)	(12)	6,727	(1,010)
Meridian Rack & Pinion, Inc.	—	(2,203)	—	(2,203)
Bassett Creek Services, Inc.	—	(3,013)	—	(3,013)
D.P.M.S., Inc.	—	(3,251)	—	(3,251)
SOG Specialty Knives & Tools, LLC	—	(6,445)	—	(6,445)
The Mountain, Inc.	—	(7,255)	—	(7,255)
PSI Molded Plastic, Inc.	—	(11,298)	—	(11,298)
Other, net (<$250 net)	1	2	—	3

Total	$88,056	$60,993	$(70,766)	$78,283

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

Across our entire investment portfolio, we recorded $6.4 million of net unrealized depreciation on our debt positions and $40.5 million of net unrealized depreciation on our equity positions for the nine months ended December 31, 2019. As of December 31, 2019, the fair value of our investment portfolio was less than our cost basis by $12.4 million, as compared to the fair value exceeding the cost basis by $34.5 million as of March 31, 2019, representing net unrealized depreciation of $46.9 million for the nine months ended December 31, 2019. Our entire portfolio had a fair value of 97.8% of cost as of December 31, 2019.

Net Unrealized (Appreciation) Depreciation on Other

During the nine months ended December 31, 2019, we recorded net unrealized appreciation of other of $10 related to the Credit Facility recorded at fair value. During the nine months ended December 31, 2018, we recorded net unrealized depreciation of other of $0.5 million related to the Credit Facility recorded at fair value.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the nine months ended December 31, 2019 was $86.3 million, as compared to net cash provided by operating activities of $90.5 million for the nine months ended December 31, 2018. This change was primarily due to an increase in purchases of investments and a decrease in other liabilities, partially offset by an increase in total principal repayments of investments and net proceeds from the sale of investments.

Purchases of investments were $95.3 million during the nine months ended December 31, 2019, compared to $84.2 million during the nine months ended December 31, 2018. Principal repayments and net proceeds from the sale of investments totaled $167.0 million during the nine months ended December 31, 2019, compared to $153.8 million during the nine months ended December 31, 2018.

As of December 31, 2019, we had equity investments in or loans to 28 portfolio companies with an aggregate cost basis of $573.3 million. As of December 31, 2018, we had equity investments in or loans to 30 portfolio companies with an aggregate cost basis of $602.5 million. The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2019 and 2018:

	Nine Months Ended December 31,
	2019	2018
Beginning investment portfolio, at fair value	$624,172	$599,147
New investments	43,180	57,761
Disbursements to existing portfolio companies	52,124	26,450
Unscheduled principal repayments	(79,216)	(44,714)
Net proceeds from sales of investments	(87,060)	(108,772)
Net realized gain on investments	54,522	86,911
Net unrealized (depreciation) appreciation of investments	(6,820)	60,993
Reversal of net unrealized appreciation of investments	(40,080)	(70,766)
Amortization of premiums, discounts, and acquisition costs, net	14	14

Ending investment portfolio, at fair value	$560,836	$607,024

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2019:

		Amount
For the remaining three months ending March 31:	2020	$24,700
For the fiscal years ending March 31:	2021	44,548
	2022	54,396
	2023	91,049
	2024	84,118
	Thereafter	133,271

	Total contractual repayments	$432,082
	Adjustments to cost basis of debt investments	(52)
	Investments in equity securities	141,224

	Total cost basis of investments held as of December 31, 2019:	$573,254

Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2019 was $75.9 million, which consisted primarily of $48.8 million of net repayments on the Credit Facility and $27.0 million in distributions to common stockholders.

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

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.068 per common share for each of the nine months from April through December 2019, a supplemental distribution of $0.09 per common share in June 2019, a supplemental distribution of $0.03 per common share in September 2019, and a supplemental distribution of $0.09 per common share in December 2019.

For the fiscal year ended March 31, 2019, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $16.0 million of the first distributions paid after fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2019, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.2 million of the first distributions paid after fiscal year-end as having been paid in the prior year. For the year ended March 31, 2019, we recorded $16.1 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Accumulated net realized gain in excess of distributions and (Overdistributed) underdistributed net investment income. For the nine months ended December 31, 2019, we recorded $1.4 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed (Overdistributed) net investment income.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the nine months from April through December 2019 and (ii) $0.1328125 per share to holders of our Series E Term Preferred Stock for each of the nine months from April through December 2019. In accordance with GAAP, we treat these monthly dividends as an operating expense.

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

Equity

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of December 31, 2019, we had the ability to issue up to $300.0 million in securities under the registration statement.

Common Stock

In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each, a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in an ATM program. This ATM program replaced the February 2018 ATM program discussed below. As of December 31, 2019, we had remaining capacity to sell up to $35.0 million of common stock under the ATM program.

In February 2018, we entered into equity distribution agreements with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc., under which we had the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in an ATM program. The February 2018 ATM program was replaced by the December 2019 ATM program.

During the three months ended June 30, 2018, we sold 168,824 shares of our common stock under the February 2018 ATM program with Cantor at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then-current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding. In aggregate, the sales during the three months ended June 30, 2018 were above our then-current estimated NAV per share.

We did not sell any shares of our common stock under the current or previous ATM programs during the nine months ended December 31, 2019.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On December 31, 2019, the closing market price of our common stock was $13.25 per share, representing a 5.9% premium to our NAV per share of $12.51 as of December 31, 2019. At our 2019 Annual Meeting of Stockholders held on August 15, 2019, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then-current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then-outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This August 2019 stockholder authorization is in effect for one year from the date of stockholder approval.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series D Term Preferred Stock and Series E Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series D Term Preferred Stock and Series E Term Preferred Stock) as of December 31, 2019 was 383.8%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“ Business Investment”), entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of December 31, 2019, the Credit Facility provided a one-year extension option that may be exercised on or before the second anniversary of the August 22, 2018 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $218.7 million as of December 31, 2019, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2019, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $538.3 million, asset coverage on our senior securities representing indebtedness of 5,240.9%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2019, we had availability, after adjustments for various constraints based on collateral quality, of $169.2 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2019 and March 31, 2019, we had unrecognized, contractual off-balance sheet success fee receivables of $36.0 million and $30.1 million (or approximately $1.10 and $0.92 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of December 31, 2019 to be immaterial.

As of December 31, 2019, we have also extended a guaranty on behalf of one of our portfolio companies, CCE, whereby we have guaranteed $1.0 million of CCE’s obligations. As of December 31, 2019, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of December 31, 2019, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$4,200	$—	$—	$4,200	$—
Mandatorily redeemable preferred stock	132,250	—	—	57,500	74,750
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	48,795	10,909	21,084	13,625	3,177

Total	$190,341	$10,909	$26,180	$75,325	$77,927

(A)	Excludes unused line of credit commitments and guaranties to our portfolio companies in the aggregate principal amount of $2.5 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2019. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

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

The following table reflects risk ratings for all loans in our portfolio as of December 31, 2019 and March 31, 2019:

Rating	December 31, 2019	March 31, 2019
Highest	9.0	9.0
Average	6.8	6.7
Weighted-Average	7.0	7.2
Lowest	3.0	1.0

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

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both December 31, 2019 and March 31, 2019.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variable rates with a floor mechanism. As of December 31, 2019 and March 31, 2019, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	December 31, 2019	March 31, 2019
Variable rates with a floor	97.4%	97.4%
Fixed rates	2.6	2.6

Total	100.0%	100%

There have been no material changes in the quantitative and qualitative market risk disclosures during the nine months ended December 31, 2019 from those included in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 4, 2020