Form 10-K
period 2020-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2020-05-12
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2019, based on the closing price on that date of $12.34 on the Nasdaq Global Select Market, was $394,879,700. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 33,049,463 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 11, 2020.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended March 31, 2020.

GLADSTONE INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

MARCH  31, 2020

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation, or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company and as a business development company; (12) the impact of COVID-19 generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it; and (13) those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K (this “Annual Report”). Additionally, many of the risks, uncertainties and other factors listed above, among others, are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from our historical performance. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed, or in the future may file, with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Overview

Organization

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for U.S. federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 and through March 31, 2020, we made 177 consecutive monthly distributions to common stockholders.

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

Investment Objectives and Strategy

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2020, our investment portfolio was made up of 74.4% in debt securities and 25.6% in equity securities, at cost.

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

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. As of March 31, 2020, our loan portfolio consisted of 97.5% variable rate loans with floors and 2.5% fixed rate loans based on the total principal balance of all outstanding debt investments. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement such as a success fee or, to a lesser extent, deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the portfolio company. Some debt securities may have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” (“PIK”) interest. As of March 31, 2020, we did not have any securities with a PIK feature.

Typically, our investments in equity securities take the form of common stock, preferred stock, limited liability company interests, or warrants or options to purchase any of the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt. From our initial public offering in 2005 through March 31, 2020, we made investments in 52 companies, excluding investments in syndicated loans.

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

Because the majority of the loans in our portfolio consist of term debt in private companies that typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be rated below what is considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered higher risk as compared to investment grade debt instruments.

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

Investment Concentrations

As of March 31, 2020, our investment portfolio consisted of investments in 28 portfolio companies located in 17 states across 14 different industries with an aggregate fair value of $565.9 million. Our investments in J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”), Brunswick Bowling Products, Inc. (“Brunswick”), Counsel Press, Inc. (“Counsel Press”), Bassett Creek Services, Inc. (“Bassett Creek”), and The Maids International, LLC (“The Maids”) represented our five largest portfolio investments at fair value and collectively comprised $206.9 million, or 36.5%, of our total investment portfolio at fair value as of March 31, 2020. The following table summarizes our investments by security type as of March 31, 2020 and 2019:

	March 31, 2020				March 31, 2019
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$310,019	50.9%	$308,248	54.5%	$350,965	59.5%	$331,090	53.0%
Secured second lien debt	143,155	23.5	123,340	21.8	91,851	15.6	75,293	12.1

Total debt	453,174	74.4	431,588	76.3	442,816	75.1	406,383	65.1
Preferred equity	152,998	25.1	119,849	21.2	144,622	24.5	195,377	31.3
Common equity/equivalents	3,410	0.5	14,487	2.5	2,251	0.4	22,412	3.6

Total equity/equivalents	156,408	25.6	134,336	23.7	146,873	24.9	217,789	34.9

Total investments	$609,582	100.0%	$565,924	100.0%	$589,689	100.0%	$624,172	100.0%

Our investments at fair value consisted of the following industry classifications as of March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$226,805	40.1%	$212,817	34.1%
Home and Office Furnishings, Housewares, and Durable Consumer Products	83,705	14.8	102,271	16.4
Leisure, Amusement, Motion Pictures, Entertainment	35,240	6.2	40,912	6.6
Personal and Non-Durable Consumer Products (Manufacturing Only)	34,865	6.2	40,130	6.4
Diversified/Conglomerate Manufacturing	28,147	5.0	41,235	6.6
Aerospace and Defense	26,158	4.6	13,309	2.1
Healthcare, Education, and Childcare	25,563	4.5	30,022	4.8
Machinery (Non-agriculture, Non-construction, and Non-electronic)	23,091	4.1	28,905	4.6
Containers, Packaging, and Glass	20,360	3.6	22,009	3.5
Chemicals, Plastics, and Rubber	16,737	3.0	16,641	2.7
Telecommunications	15,792	2.8	15,225	2.4
Cargo Transport	13,316	2.4	15,490	2.5
Beverage, Food, and Tobacco	12,545	2.2	11,937	1.9
Automobile	3,600	0.5	9,716	1.6
Farming and Agriculture	—	—	19,197	3.1
Other < 2.0%	—	—	4,356	0.7

Total investments	$565,924	100.0%	$624,172	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$182,178	32.2%	$262,386	42.0%
Midwest	147,098	26.0	54,757	8.8
Northeast	146,434	25.9	129,430	20.7
West	90,214	15.9	177,599	28.5

Total investments	$565,924	100.0%	$624,172	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Process

Overview of Investment and Approval Process

To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, David Dullum, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which is composed of Messrs. Gladstone, Brubaker, and Dullum, to the prospective company. If this LOI is issued, then the Adviser and Gladstone Securities, LLC (“Gladstone Securities”) (collectively, the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment. Further, each investment is available for review by the members of our Board of Directors.

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

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in Lower Middle Market companies. Such competitors include private equity funds, leveraged buyout funds, other BDCs, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources or are able to access capital more cost effectively. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish a larger portfolio of investments. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. However, we believe that we have the following competitive advantages over many other providers of financing to Lower Middle Market companies.

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

Transactions with Related Parties

Investment Advisory and Management Agreement

Pursuant to our Advisory Agreement, we pay the Adviser certain fees as compensation for its services, consisting of a base management fee and an incentive fee, each as described below. On July 9, 2019, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the renewal of the Advisory Agreement through August 31, 2020. Our Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our stockholders, (2) the investment performance of the Company and the Adviser, (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company, (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors, (5) the fee structure of the advisory and administrative agreements of comparable funds, and (6) indirect profits to the Adviser created through the Company and (7) in light of the foregoing considerations, the overall fairness of the advisory fee paid under the Advisory Agreement.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. During the year ended March 31, 2020, capital gains-based incentive fees of $8.1 million were contractually due and paid to the Adviser, which was the first payment of a capital gains-based incentive fee since our inception.

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

There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the year ended March 31, 2020, we recorded a reversal of capital gains-based incentive fees of $6.7 million. During the years ended March 31, 2019 and 2018, we recorded capital gains-based incentive fees of $17.8 million and $4.4 million, respectively.

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

Qualification as a RIC

If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long-term capital gain in excess of realized net short-term capital loss) that we timely distribute (or are deemed to distribute) to our stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year and (iii) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. For the calendar years ended December 31, 2019, 2018 and 2017, we incurred $0.8 million, $0.3 million and $0.2 million, respectively, in excise taxes. As of March 31, 2020, our capital loss carryforward was $0.

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

Any distribution declared by us in October, November or December of any calendar year, payable to our stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by our stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the later of the extended due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November, December rule described above. For the fiscal year ended March 31, 2020, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $17.9 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2021 as having been paid in the fiscal year ended March 31, 2020. In addition, for the fiscal year ended March 31, 2020, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.3 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2021 as having been paid in the fiscal year ended March 31, 2020.

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

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. In order to use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the years ended March 31, 2020 and 2019, we elected to retain $38.0 million, or $1.15 per common share, and $50.0 million, or $1.52 per common share, respectively, of net long-term capital gains and to treat them as deemed distributions to common stockholders. We incurred $8.0 million, or $0.24 per common share, and $10.5 million, or $0.32 per common share, respectively, for the years ended March 31, 2020 and 2019, of U.S. federal income taxes on behalf of common stockholders related to the retention of capital gains, which are included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations. We had no deemed distributions during the year ended March 31, 2018.

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

Information Reporting

We will send to each of our U.S. stockholders, after the end of each calendar year, a notice providing the amounts includible in the U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain for cash distributions received. In addition, the U.S. federal tax status of each year’s distributions will generally be reported to the IRS (including the amount of dividends, if any, eligible for the preferential rates applicable to long-term capital gains).

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

As of March 31, 2020, 99.8% of our assets were qualifying assets.

Asset Coverage

Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that is stock. In either case, we may only issue such senior securities if such class of senior securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act, of at least 150%.

In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to holders of any class of our capital stock would be restricted if our senior securities representing indebtedness fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would be restricted if our senior securities that are stock fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution and accounting for such distribution). When the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering costs will not be available for distributions to our stockholders. If we are unable to regain the requisite asset coverage through these methods, we may be forced to suspend the payment of such dividends or distributions. Notwithstanding the modified asset coverage leverage ratio under the 1940 Act described above, we are nonetheless subject to a minimum asset coverage requirement of 200% with respect to our Series D Term Preferred Stock.

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

Code of Ethics

We and all of the Gladstone family of companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on our website under “Investor Relations—Corporate Governance” at www.GladstoneInvestment.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator dedicates all of his or her time to us. However, we expect that 20 to 25 full-time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2020 and all of calendar year 2021. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.

As of April 30, 2020, the Adviser and Administrator collectively had 70 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive management
20	Accounting, administration, compliance, human resources, legal, and treasury
38	Investment management, portfolio management, and due diligence

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

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	Changes in interest rates and credit spreads;

•	The availability of credit, including the price, terms and conditions under which it can be obtained;

•	The quality, pricing, and availability of suitable investments and losses with respect to our investments;

•	The ability to obtain accurate market-based valuations;

•	Investment values relative to the value of the underlying assets;

•	Prepayment rates, delinquency rates and legislative / regulatory changes with respect to our investments;

•	Competition;

•	The impact of COVID-19 generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it;

•	The actual and perceived state of the economy and public capital markets generally;

•	The national and global political environment, including foreign relations and trading policies;

•	The impact of potential changes to the tax code; and

•	The attractiveness of other types of investments relative to investments in Lower Middle Market companies generally.

Changes in these factors are difficult to predict, and a change in one factor could affect other factors, which could result in adverse effects to our business, results of operations, financial condition, and cash flows.

Volatility in the capital markets could make it more difficult to raise capital and has, and could in the future, adversely affect the valuations of our investments.

Given the volatility and dislocation that the capital markets are experiencing and have experienced from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We could in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, significant changes in the capital markets have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

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

Our business has been, and in the future could be further, adversely affected by the recent coronavirus outbreak.

As of the date of this Form 10-K, there is an outbreak of a novel and highly contagious form of coronavirus (COVID-19), which the World Health Organization has declared to constitute a Public Health Emergency of International Concern. The outbreak of COVID-19 has resulted in numerous deaths adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries, including the U.S., have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are creating significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.

Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could have a significant adverse impact on us and could adversely affect our ability to fulfill our investment objectives.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergencies on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has disrupted, and future public health emergencies may disrupt, the operations of the businesses in which we invest. Certain of our portfolio companies have experienced a significant reduction of their business activities, including as a result of shutdowns requested or mandated by governmental authorities, in connection with the COVID-19 pandemic (and may experience similar outcomes in connection with future public health emergencies). We cannot estimate the impact that a public health threat could have on our portfolio companies, but it could disrupt their businesses and their ability to make interest or dividend payments and decrease the overall value of our investments which could adversely impact our business, financial condition or results of operations.

Further, our operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of the Adviser’s and Administrator’s personnel. As a result, there is a risk that this crisis could adversely impact our ability to source, manage and divest investments and our ability to achieve its investment objectives, all of which could result in significant losses to us and could impact our ability to make interest, dividend and distribution payments to stockholders, including their respective size.

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

Investments in Lower Middle Market portfolio companies are subject to a number of significant risks including the following:

•

Lower Middle Market businesses are likely to be more significantly impacted in economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and any economic downturns or recessions are more likely to have a material adverse effect on them. When the economy contracts, the financial results of Lower Middle Market businesses, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, for any portfolio company that is adversely impacted by an economic downturn or recession, its ability to repay our loan(s) or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•

Lower Middle Market businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan(s) may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of realizing on any guaranties we may have obtained from the borrower’s management. As of March 31, 2020, certain loans to four portfolio companies were on non-accrual status with an aggregate debt cost basis of $63.5 million, or 14.0% of the cost basis of all debt investments in our portfolio. While we are working with these portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will generally seek to be a secured first lien lender to a borrower, in some of our loans we expect to be subordinated to a senior lender and our security interest in any collateral would, accordingly, likely be second lien and subordinate to another lender’s security interest.

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

•

Debt securities of Lower Middle Market companies typically are not rated by a credit rating agency. Typically, a Lower Middle Market business cannot or will not expend the resources to have their debt securities rated by a credit rating agency. We expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be at rates below what is considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk as compared to investment grade debt instruments.

•

Lower Middle Market companies may be highly leveraged. Some of our portfolio companies are highly leveraged, which could have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage could impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions (including those currently presented by the COVID-19 pandemic) and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Because the loans we make and equity securities we invest in are not publicly traded, there is uncertainty regarding the value of our privately-held securities that could adversely affect our determination of our NAV.

Substantially all of our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has ultimate responsibility for reviewing and determining in good faith the fair value of our investments for which market quotations are not readily available, based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by the Valuation Team. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, and market quotes. Currently, ICE Data Pricing and Reference Data, LLC provides estimates of fair value on generally all of our debt investments that are not valued using total enterprise value (“TEV”) and we use another independent valuation firm to provide valuation inputs for our significant equity investments, which are generally valued using TEV, including earnings multiple ranges, as well as other information. In addition to these techniques, inputs and information, other factors are considered when determining fair value of our investments, including: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected loan repayments; and the markets in which the portfolio company operates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policy — Investment Valuation” for additional information on our valuation policies, procedures, and processes.

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

The lack of liquidity of our privately-held investments may adversely affect our business.

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

Our total investment in one or more companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented more than 35% of the fair value of our total portfolio as of March 31, 2020 and 2019. Any disposition of a significant investment in one or more portfolio companies may negatively impact our net investment income and limit our ability to pay distributions.

The interest rates of some of our term loans to our portfolio companies are priced using a spread over LIBOR, which may be phased out in the future.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In general, our investments in debt securities have a term of five years, accrue interest at variable rates based on LIBOR and, to a lesser extent, at fixed rates. As of March 31, 2020, our loan portfolio consisted of 97.5% variable rate loans with floors and 2.5% fixed rate loans based on the total principal balance of all outstanding debt investments.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (the “BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Fed, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question, and the future of LIBOR at this time remains uncertain. However, we expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established and may also need to renegotiate certain provisions of the Credit Facility.

The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2020, we had investments in 28 portfolio companies, the five largest of which included J.R. Hobbs, Brunswick, Counsel Press, Bassett Creek, and The Maids, and comprised $206.9 million, or 36.5%, of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment, including the potential impact of the COVID-19 pandemic (or similar future public health emergencies). Beyond our regulatory and income tax diversification requirements, as well as Credit Facility requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. A downturn in a particular industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of March 31, 2020, our largest industry concentration was in Diversified/Conglomerate Services, representing 40.1% of our total investments, at fair value.

Our investments are typically long-term and will require several years to realize liquidation events.

Since we generally make five year term loans and hold our loans and equity positions until the loans mature and/or we exit the investment, investors should not expect realization events, if any, to occur over the near term. In addition, we expect that any equity investments may require several years to appreciate in value and we cannot give any assurance that such appreciation will occur or ultimately be realized.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Since our inception, we have, at times, incurred a cumulative net unrealized depreciation of our portfolio. Any unrealized depreciation in our investment portfolio could result in realized losses in the future and ultimately in reductions of any gains available for distribution to stockholders in future periods.

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

We will have a continuing need for capital to finance our investments. As of March 31, 2020, we, through our wholly-owned subsidiary, Business Investment, had $49.2 million in borrowings, at cost, outstanding under the Credit Facility, which provides for maximum borrowings of $200.0 million, with a revolving period end date of August 22, 2021 (the “Revolving Period End Date”). The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions and covenants set forth in the credit agreement. Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policy without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatorily redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $220.3 million as of March 31, 2020, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2020, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $497.2 million, asset coverage on our senior securities representing indebtedness of 993.5%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2020, we were in compliance with all covenants under the Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%

Corresponding return to common stockholder(A)	(18.50)%	(10.69)%	(2.88)%	4.93%	12.74%

(A)

The hypothetical return to common stockholders is calculated by multiplying our total assets as of March 31, 2020 by the assumed rates of return and subtracting all interest on our debt and dividends on our mandatorily redeemable preferred stock expected to be paid or declared during the twelve months following March 31, 2020, and then dividing the resulting difference by our total net assets attributable to common stock as of March 31, 2020. Based on $576.4 million in total assets, $49.2 million in borrowings outstanding on the Credit Facility, at cost, $5.1 million in a secured borrowing, $57.5 million in aggregate liquidation preference of Series D Term Preferred Stock, $74.8 million in aggregate liquidation preference of Series E Term Preferred Stock, and $369.0 million in net assets as of March 31, 2020.

Based on an aggregate outstanding indebtedness of $54.3 million at cost as of March 31, 2020, the effective annual cash interest rate of 4.2% as of that date, and aggregate liquidation preference of our mandatorily redeemable preferred stock of $132.3 million with a weighted-average dividend rate of 6.3%, our investment portfolio at fair value would have to produce an annual return of at least 1.9% to cover annual interest payments on the outstanding debt and dividends on our mandatorily redeemable preferred stock.

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

Ultimately, we expect approximately 90.0% of the loans in our portfolio to be at variable rates determined on the basis of the LIBOR and approximately 10.0% to be at fixed rates. As of March 31, 2020, based on the total principal balance of debt investments outstanding, our portfolio consisted of 97.5% of loans at variable rates with floors and 2.5% at fixed rates.

As of March 31, 2020, we did not have any hedging arrangement, such as interest rate hedges. While hedging arrangements may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to receive payments pursuant to a hedging arrangement is linked to the ability of the counter-party to that hedging arrangement to make the required payments. To the extent that the counter-party to the hedging arrangement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.

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

Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. As of March 31, 2020, we did not have investments with OID or a PIK feature. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock. Refer to “Business — Material U.S. Federal Income Tax Considerations — RIC Status” for additional information regarding asset coverage ratio and RIC requirements and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Business – Regulatory Compliance” for a discussion of changes to the asset coverage requirements pursuant to the SBCAA.

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

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2020, our Board of Directors has approved the following types of transactions:

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

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, rapidly changing valuation of our portfolio companies, placing and removing investments on non-accrual status, the degree to which we encounter competition in our markets, the ability to sell investments at attractive terms, the ability to fund and close suitable investments, and general economic conditions, including the impacts of inflation or the current COVID-19 pandemic. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to service and repay our loans. In addition, any potential future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

At our most recent annual meeting of stockholders on August 15, 2019, our stockholders approved a proposal designed to allow us to sell shares of our common stock below the then current NAV per share in one or more offerings for a period of one year from the date of such approval, subject to certain conditions (including, that the number of common shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale).

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

At the upcoming annual stockholders meeting to be held in August 2020, we expect that our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has frequently traded, and at times significantly, below NAV per share. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

The terms of our two series of mandatorily redeemable preferred stock provide for annual dividends of approximately $1.56 and $1.59 per outstanding share of our Series D Term Preferred Stock and Series E Term Preferred Stock, respectively. In accordance with the 1940 Act and the terms of each of our two series of mandatorily redeemable term preferred stock, if dividends thereon are unpaid in an amount equal to at least two years of dividends, the holders of our preferred stock will be entitled to elect a majority of our Board of Directors.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on Nasdaq under the symbol “GAIN.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the Nasdaq, the intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through May 11, 2020.

	Quarter Ended/ Ending			Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
		NAV(A)		High	Low
Fiscal Year ended March 31, 2019:	6/30/2018		$11.57	$12.26	$9.81	6%	(15)%	$0.2610	(C)
	9/30/2018		12.30	12.15	10.95	(1)	(11)	0.2010
	12/31/2018		12.53	11.50	8.70	(8)	(31)	0.2640	(C)
	3/31/2019		12.40	12.07	9.23	(3)	(26)	0.2040
Fiscal Year ended March 31, 2020:	6/30/2019		$12.29	$12.70	$10.97	3	(11)	$0.2940	(D)
	9/30/2019		12.39	12.54	11.07	1	(11)	0.2340	(D)
	12/31/2019		12.51	15.34	11.85	23	(5)	0.2940	(D)
	3/31/2020		11.17	13.99	6.43	25	(42)	0.2100
Fiscal Year ending March 31, 2021:	6/30/2020 (through May 11, 2020)	$	*	$11.24	$6.75	*	*	$0.3000	(E)

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

(C)	Includes a $0.06 per common share supplemental distribution paid in each of June 2018 and December 2018.
(D)	Includes a $0.09 per common share supplemental distribution paid in each June and December 2019 and a $0.03 per common share supplemental distribution paid in September 2019.
(E)	Includes a $0.09 per common share supplemental distribution to be paid in June 2020.
*	Not yet available, as the NAV per share as of the end of this quarter has not yet been finalized.

As of May 11, 2020, there were 20 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”

Distributions

We generally intend to distribute, in the form of cash distributions, up to 100% of our Investment Company Taxable Income, if any, to our stockholders in the form of monthly distributions. We may retain some or all of our net realized long-term capital gains, if any, and designate them as a deemed distribution to supplement our equity capital and support the growth of our portfolio, but we may also distribute all or a portion of such gains to stockholders in cash. For the year ended March 31, 2020, we elected to retain $38.0 million, or $1.15 per common share, of net long-term capital gains and to designate the retained amount as deemed distributions to common stockholders. As a result, each common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. We incurred $8.0 million, or $0.24 per common share, of federal income taxes on behalf of common stockholders for the year ended March 31, 2020.

The Credit Facility also generally restricts distributions on our common stock to the sum of certain amounts, including, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code.

Recent Sales of Unregistered Securities

We did not sell any unregistered shares of stock during the fiscal year ended March 31, 2020.

Purchases of Equity Securities

We did not repurchase any shares of our stock during the fourth quarter ended March 31, 2020.

Stock Performance Graph

The following graph shows the total stockholder return on an investment of $100 in cash on March 31, 2015 for (i) our common stock, (ii) the Nasdaq’s 100 Total Return index (“Nasdaq 100 TR”), (iii) the Russell 1000 Total Return index (“Russell 1000 TR”) and (iv) the Wells Fargo BDC Total Return index (“WF BDC TR”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.

The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

	GAIN	Nasdaq 100 TR	Russell 1000 TR	WF BDC TR
3/31/2015	$100.00	$100.00	$100.00	$100.00
3/31/2016	104.82	104.74	100.50	95.59
3/31/2017	148.41	128.60	118.02	122.01
3/31/2018	180.80	157.38	134.52	110.92
3/31/2019	225.91	178.41	146.04	121.62
3/31/2020	166.65	190.94	134.93	75.42

Fees and Expenses

The following table is intended to assist stockholders in understanding the costs and expenses that common stockholders will bear directly or indirectly. The percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, common stockholders will indirectly bear such fees or expenses as investors in the Company. The following annualized percentages were calculated based on actual expenses, except with respect to capital gains-based incentive fees as discussed below, incurred in the quarter ended March 31, 2020 and average net assets for the quarter ended March 31, 2020. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission (as a percentage of offering price)(1)	—%
Offering expenses (as a percentage of offering price)(1)	—%
Dividend reinvestment plan expenses (per sales transaction fee)(2)	Up to $25 Transaction fee
Total stockholder transaction expenses (as a percentage of offering price)(1)	—%
Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base management fee(4)	2.91%
Loan servicing fee(5)	1.75%
Incentive fees (20% of realized capital gains and 20% of pre-incentive fee net investment income)(6)	0.00%
Interest payments on borrowed funds(7)	0.95%
Dividend expense on mandatorily redeemable preferred stock(8)	2.28%
Other expenses(9)	1.40%

Total annual expenses(10)	9.29%

(1)

The amounts set forth in the table above do not reflect the impact of any sales load or other commission or offering expenses borne by the Company and its common stockholders. If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the offering price and the estimated offering expenses and total stockholder transaction expenses borne by the Company and its common stockholders as a percentage of the offering price. In the event that shares of our common stock are sold to or through underwriters, the applicable prospectus or prospectus supplement will also disclose the applicable sales load or other commission.

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
(4)

The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 2.0% computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective period and adjusted appropriately for any share issuances or repurchases during the period. In accordance with the requirements of the SEC, the table above shows our base management fee as a percentage of average net assets attributable to common stockholders. For purposes of the table, the annualized base management fee has been converted to 2.91% of the average net assets for the quarter ended March 31, 2020 by dividing the total annualized amount of the base management fee by our average net assets for the quarter ended March 31, 2020. The base management fee for the quarter ended March 31, 2020 before application of any credits was $2.9 million.

Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily related to the valuation of portfolio companies. For the quarter ended March 31, 2020, $1.8 million of these fees were non-contractually, unconditionally and irrevocably credited against the base management fee. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.
(5)

The Adviser services the loans held by Business Investment in return for which the Adviser receives a 2.0% annual loan servicing fee based on the monthly aggregate balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (less any uninvested cash or cash equivalents resulting from borrowings) during any given calendar year, we treat payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally and irrevocably credited back to us by the Adviser. The loan servicing fee for the three months ended March 31, 2020 was $1.7 million. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.

(6)

The incentive fee payable to the Adviser under the Advisory Agreement consists of two parts: an income-based fee and a capital gains-based fee. The income-based incentive fee is payable quarterly in arrears, and equals 20% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly hurdle rate of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period, subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate (or 2.1875%) in any calendar quarter. The catch-up provision is meant to provide our Adviser with 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125% of the quarterly hurdle rate in any calendar quarter. There was no income-based incentive fee for the three months ended March 31, 2020.

The capital gains-based incentive fee equals 20% of our net realized capital gains in excess of unrealized depreciation since our inception, if any, computed as all realized capital gains net of all realized capital losses and unrealized depreciation since our inception, less any prior payments, measured at the end of each calendar year and payable at the end of each fiscal year. During the three months ended March 31, 2020, we recorded a reversal of capital gains-based incentive fees of $8.4 million in accordance with GAAP, which were not contractually due or refundable under the terms of the Advisory Agreement. Accordingly, the above table assumes no incentive fee reversal in determining total annual expenses as a percentage of average net assets. Including this reversal, our incentive fees as a percentage of average net assets would be (8.56)%.

No credits were applied to incentive fees for the three months ended March 31, 2020; however, the Adviser may credit such fees in the future.

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

(7)

Includes amortization of deferred financing costs. As of March 31, 2020, we had $49.2 million in borrowings outstanding under our Credit Facility and $5.1 million of secured borrowings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Line of Credit” for additional information regarding the Credit Facility.

(8)

Includes dividends paid on our Series D Term Preferred Stock and Series E Term Preferred Stock and amortization of deferred financing costs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity—Term Preferred Stock” for additional information.

(9)

Includes our overhead expenses, including payments under the Administration Agreement based on our projected allocable portion of overhead and other expenses estimated to be incurred by our Administrator for the current fiscal year in performing its obligations under the Administration Agreement. See “Item 1. Business—Transactions with Related Parties—Administration Agreement” for additional information.

(10)

Total annualized gross expenses, based on actual amounts incurred for the three months ended March 31, 2020 (except as set forth in footnotes 6 and 9), would be $36.6 million. After all non-contractual, unconditional, and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee and the loan servicing fee, total annualized expenses after fee credits, based on actual amounts incurred for the three months ended March 31, 2020 (except as set forth in footnotes 6 and 9), would be $22.6 million or 5.73% as a percentage of average net assets. The amounts reflected in this example are based on actual amounts for the three months ended March 31, 2020, excluding a reversal of capital gains-based incentive fees of $8.4 million recorded in accordance with GAAP. In accordance with GAAP and including the reversal of capital gains-based incentive fees of $8.4 million, total annualized gross expenses would be $2.9 million, or 0.74%, as a percentage of average net assets, and total annualized expenses after fee credits would be $(11.1) million, or (2.83)%, as a percentage of average net assets.

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

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income(1)(2)	$98	$279	$444	$791
assuming a 5% annual return consisting entirely of capital gains(2)(3)	$107	$302	$476	$832

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

(2)

While the example assumes reinvestment of all distributions at NAV per share, participants in the dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the distribution, and this price per share may differ from NAV per share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions and Dividends to Stockholders—Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.

(3)

For purposes of this example, we have assumed that the entire amount of the assumed 5.0% annual return would constitute capital gains and that no accumulated capital losses or unrealized depreciation would have to be overcome first before a capital gains-based incentive fee is payable.

Senior Securities

Information about our senior securities is shown in the following table as of the end of each of our last ten fiscal years. The annual information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. PricewaterhouseCoopers LLP’s report on the senior securities table as of March 31, 2020 is attached as Exhibit 99.1 to this Annual Report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
7.125% Series A Cumulative Term Preferred Stock(5)
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	—	N/A	—	N/A
March 31, 2017	—	N/A	—	N/A
March 31, 2016	$40,000,000	$2,214	$25.00	$25.60
March 31, 2015	40,000,000	2,301	25.00	25.78
March 31, 2014	40,000,000	2,978	25.00	26.53
March 31, 2013	40,000,000	2,725	25.00	26.92
March 31, 2012	40,000,000	2,676	25.00	24.97
6.75% Series B Cumulative Term Preferred Stock(6)
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	$41,400,000	$2,373	$25.00	$25.20
March 31, 2017	41,400,000	2,356	25.00	26.00
March 31, 2016	41,400,000	2,214	25.00	24.43
March 31, 2015	41,400,000	2,301	25.00	25.38
6.50% Series C Cumulative Term Preferred Stock due 2022(7)
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	40,250,000	$2,373	$25.00	$25.33
March 31, 2017	40,250,000	2,356	25.00	25.64
March 31, 2016	40,250,000	2,214	25.00	23.92
6.25% Series D Cumulative Term Preferred Stock due 2023(8)
March 31, 2020	$57,500,000	$2,938	$25.00	$20.46
March 31, 2019	57,500,000	3,091	25.00	$25.38
March 31, 2018	57,500,000	2,373	25.00	25.22
March 31, 2017	57,500,000	2,356	25.00	25.43
6.375% Series E Cumulative Term Preferred Stock due 2025(9)
March 31, 2020	$74,750,000	$2,938	$25.00	$19.52
March 31, 2019	74,750,000	3,091	25.00	$25.55
Revolving credit facilities
March 31, 2020	$49,200,000	$9,935	—	N/A
March 31, 2019	53,000,000	9,976	—	N/A
March 31, 2018	107,000,000	5,257	—	N/A

March 31, 2017	69,700,000	6,613	—	N/A
March 31, 2016	95,000,000	4,838	—	N/A
March 31, 2015	118,800,000	2,301	—	N/A
March 31, 2014	61,250,000	2,978	—	N/A
March 31, 2013	31,000,000	2,725	—	N/A
March 31, 2012	—	N/A	—	N/A
March 31, 2011	—	N/A	—	N/A
Short-term loan
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	—	N/A	—	N/A
March 31, 2017	—	N/A	—	N/A
March 31, 2016	—	N/A	—	N/A
March 31, 2015	—	N/A	—	N/A
March 31, 2014	—	N/A	—	N/A
March 31, 2013	$58,016,000	$2,725	—	N/A
March 31, 2012	76,005,000	2,676	—	N/A
March 31, 2011	40,000,000	5,344	—	N/A
Secured borrowings(10)
March 31, 2020	$5,095,785	$9,935	—	N/A
March 31, 2019	5,095,785	9,976	—	N/A
March 31, 2018	5,095,785	5,257	—	N/A
March 31, 2017	5,095,785	6,613	—	N/A
March 31, 2016	5,095,785	4,838	—	N/A
March 31, 2015	5,095,785	2,301	—	N/A
March 31, 2014	5,000,000	2,978	—	N/A
March 31, 2013	5,000,000	2,725	—	N/A

(1)	Total amount of each class of senior securities outstanding as of the dates presented.
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

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data as of and for the fiscal years ended March 31, 2020, 2019, 2018, 2017, and 2016, are derived from our accompanying audited Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our accompanying audited Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

	Year Ended March 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Total investment income	$61,924	$59,663	$58,355	$51,875	$50,955
Total expenses, net of credits from Adviser	25,562	52,122	36,395	29,453	30,239

Net investment income	36,362	7,541	21,960	22,422	20,716

Net realized and unrealized (loss) gain, net of taxes on deemed distribution of long-term capital gains	(43,596)	74,049	38,727	22,341	4,138

Net (decrease) increase in net assets resulting from operations	$(7,234)	$81,590	$60,687	$44,763	$24,854

Per Common Share Data:
Net (decrease) increase in net assets resulting from operations per common share—basic and diluted(A)	$(0.22)	$2.49	$1.88	$1.48	$0.82
Net investment income per common share—basic and diluted(A)	1.11	0.23	0.68	0.74	0.68
Cash distributions declared per common share(B)	1.03	0.93	0.89	0.75	0.75

Statement of Assets and Liabilities Data:
Total assets	$576,377	$635,100	$610,899	$515,195	$506,260
Net assets	369,031	407,110	354,200	301,082	279,022
Net asset value per common share	11.17	12.40	10.85	9.95	9.22
Common shares outstanding	33,049,463	32,822,459	32,653,635	30,270,958	30,270,958
Weighted common shares outstanding—basic and diluted	32,865,840	32,807,597	32,268,776	30,270,958	30,268,253
Senior Securities Data:
Total borrowings, at cost(C)	$54,296	$58,096	$112,096	$74,796	$100,096
Mandatorily redeemable preferred stock(D)	132,250	132,250	139,150	139,150	121,650

(A)	Per share data is based on the weighted-average common stock outstanding for both basic and diluted.
(B)

The tax character of distributions is determined on an annual basis. For further information on the estimated character of our distributions to common stockholders, refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(C)	Includes borrowings under the Credit Facility and other secured borrowings, as applicable.
(D)	Represents the total liquidation preference of our mandatorily redeemable preferred stock.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA (Continued)

	Year Ended March 31,
Other Unaudited Data:	2020	2019	2018	2017	2016
Number of portfolio companies	28	30	33	35	36
Average size of portfolio company investment, at cost	$21,771	$19,656	$17,723	$15,005	$14,392
Principal amount of new investments	79,080	57,761	59,424	54,370	69,380
Proceeds from loan repayments and investments sold	169,939	154,651	39,859	68,825	44,582
Weighted-average yield on investments, excluding loans on non-accrual status(A)	13.22%	13.04%	13.06%	12.65%	12.62%
Weighted-average yield on investments, including loans on non-accrual status(B)	11.39	11.80	12.35	12.44	12.33
Total return(C)	(26.23)	24.95	21.82	41.58	4.82

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally, in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2020, our investment portfolio was made up of 74.4% in debt securities and 25.6% in equity securities, at cost.

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

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity, and have opportunistically made several co-investments with Gladstone Capital pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the year ended March 31, 2020, we exited six portfolio companies with a combined fair value prior to their exits of $125.7 million, and invested $79.1 million in three new portfolio companies and retained a common stock ownership in one of the exited portfolio companies, resulting in a net reduction of two companies in our portfolio, which was comprised of 28 companies as of March 31, 2020. From our initial public offering in June 2005 through March 31, 2020, we made investments in 52 companies, excluding investments in syndicated loans, for a total of approximately $1.3 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2020, we had unrecognized, contractual success fees of $37.6 million, or $1.14 per common share. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

From inception through March 31, 2020, we completed sales of 22 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $222.1 million in net realized gains and $30.3 million in other income upon exit, for a total increase to our net assets of $252.4 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 22 liquidity events have offset any realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 75.0% from March 2011 through March 31, 2020 and allowed us to declare and pay ten supplemental distributions to common stockholders through March 31, 2020.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to August 2021, and currently have a total commitment amount of $200.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2020, we sold 227,004 shares of our common stock under our at-the-market program (“ATM Program”) for gross proceeds of approximately $3.1 million. During the year ended March 31, 2019, we sold 168,824 shares of our common stock under our ATM Program for gross proceeds of approximately $1.9 million. Additionally, we issued approximately 2.3 million shares of common stock for gross proceeds of $21.2 million in May 2017, inclusive of the June 2017 over-allotment, and approximately 3.0 million shares of our Series E Term Preferred Stock for gross proceeds of $74.8 million in August 2018. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock, including our ATM Program, and mandatorily redeemable preferred stock.

Although we have been able to access the capital markets historically, market conditions, including the impact of COVID-19, may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On March 31, 2020, the closing market price of our common stock was $7.85 per share, representing a 29.7% discount to our NAV of $11.17 per share as of March 31, 2020. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then existing stockholders pursuant to a rights offering.

At our 2019 Annual Meeting of Stockholders held on August 15, 2019, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This August 2019 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings at a price below the then current NAV per share, once in May 2017, once in March 2015, and once in October 2012. Certain sales under the ATM Program in March and April of 2018 were also below the then current estimated NAV per share. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act) of at least 150% on each of our senior securities representing indebtedness and our senior securities that are stock (such as our two series of term preferred stock currently outstanding). Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a minimum asset coverage requirement of 200% with respect to our Series D Term Preferred Stock.

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective as of April 10, 2019, one year after the date of the Board of Directors’ approval. As of March 31, 2020, our asset coverage ratio on our senior securities representing indebtedness was 993.5% and our asset coverage on our senior securities that are stock was 293.8%.

Investment Highlights

For the fiscal year ended March 31, 2020, and inclusive of non-cash transactions, we invested $79.1 million in three new portfolio companies, received $170.4 million in proceeds from repayments and sales, and extended $66.4 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and equity.

Investment Activity

During the fiscal year ended March 31, 2020, the following significant transactions occurred:

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

•	In April and May 2019, we extended a line of credit to J.R. Hobbs with a total commitment amount of $10.0 million, which matures in October 2024.

•	In May 2019, our $15.8 million debt investment in Old World Christmas, Inc. was repaid at par. In connection with the repayment, we received success fee income of $0.2 million.

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

•	In September 2019, we invested an additional $8.5 million in Bassett Creek in the form of first lien debt.

•	In October 2019, we exited our investment in B-Dry, LLC (“B-Dry”) and recorded a realized loss of $14.5 million.

•	In November 2019, we invested an additional $16.9 million in Brunswick in the form of second lien debt, of which $10.0 million was repaid in December 2019.

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

•	In January 2020, we exited our investment in Meridian Rack & Pinion, Inc. (“Meridian”) and recorded a realized loss of $13.0 million.

•	In January 2020, we invested an additional $4.4 million into Edge Adhesives Holdings, Inc. in the form of preferred equity.

•	In February 2020, we invested an additional $5.0 million into J.R. Hobbs in the form of preferred equity.

•

In March 2020, we invested $35.9 million in The Maids through a combination of secured first lien debt and preferred equity. The Maids, headquartered in Omaha, Nebraska, is a franchisor of residential cleaning services.

Recent Developments

Distributions and Dividends

In April 2020, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
April 24, 2020	April 30, 2020	$0.07		$0.13020833	$0.13281250
May 19, 2020	May 29, 2020	0.07		0.13020833	0.13281250
June 8, 2020	June 17, 2020	0.09	(A)	—	—
June 19, 2020	June 30, 2020	0.07		0.13020833	0.13281250

Total for the Quarter:		$0.30		$0.39062499	$0.39843750

(A)	Represents a supplemental distribution to common stockholders.

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month LIBOR) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out during late 2021. LIBOR is currently expected to transition to a new standard rate, the SOFR, which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one-month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. However, we expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established and may also need to renegotiate certain provisions of the Credit Facility. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.

COVID-19 Impact

We continue to closely monitor and work with our portfolio companies to navigate the significant challenges created by the COVID-19 pandemic and are focused on ensuring the safety of the Adviser’s and Administrator’s personnel and of the employees of our portfolio companies, while also managing our ongoing business activities. While we are closely monitoring all of our portfolio companies, our portfolio continues to be diverse from a geographic and industry perspective. Through proactive measures and continued diligence, the management teams of our portfolio companies continue to demonstrate their ability to respond effectively and efficiently to the challenges posed by COVID-19 and related orders imposed by state and local governments. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2020 to the Fiscal Year Ended March 31, 2019

	For the Fiscal Years Ended March 31,
	2020	2019	$ Change	% Change
INVESTMENT INCOME
Interest income	$49,554	$49,632	$(78)	(0.2)%
Dividend and success fee income	12,370	10,031	2,339	23.3

Total investment income	61,924	59,663	2,261	3.8

EXPENSES
Base management fee	12,145	12,752	(607)	(4.8)
Loan servicing fee	6,859	6,827	32	0.5
Incentive fee	(2,380)	22,254	(24,634)	NM
Administration fee	1,476	1,312	164	12.5
Interest and dividend expense	12,317	14,894	(2,577)	(17.3)
Amortization of deferred financing costs and discounts	1,492	1,610	(118)	(7.3)
Other	4,948	4,809	139	2.9

Expenses before credits from Adviser	36,857	64,458	(27,601)	(42.8)
Credits to fees from Adviser	(11,295)	(12,336)	1,041	(8.4)

Total expenses, net of credits to fees	25,562	52,122	(26,560)	(51.0)

NET INVESTMENT INCOME	36,362	7,541	28,821	NM

REALIZED AND UNREALIZED GAIN (LOSS), NET OF TAXES
Net realized gain on investments	44,803	68,556	(23,753)	(34.6)
Taxes on deemed distribution of long-term capital gains	(10,260)	(13,500)	3,240	(24.0)
Net realized loss on other	—	(1,687)	1,687	(100.0)
Net unrealized (depreciation) appreciation of investments	(78,139)	20,180	(98,319)	NM
Net unrealized depreciation of other	—	500	(500)	(100.0)

Net realized and unrealized (loss) gain, net of taxes on deemed distribution of long-term capital gains	(43,596)	74,049	(117,645)	(158.9)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(7,234)	$81,590	$(88,824)	NM %

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$1.11	$0.23	$0.88	NM %

Net (decrease) increase in net assets resulting from operations	(0.22)	2.49	(2.71)	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 3.8% for the year ended March 31, 2020 as compared to the prior year. This increase was primarily due to an increase in dividend and success fee income.

Interest income from our investments in debt securities decreased 0.2% for the year ended March 31, 2020, as compared to the prior year. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2020 was $374.3 million, compared to $380.2 million during the prior year. This decrease was primarily due to the pay-off, restructuring, or write-off of $134.9 million of debt investments and $73.2 million of loans placed on non-accrual status after March 31, 2018, partially offset by the origination of $105.5 million of new debt investments and $80.6 million of follow-on debt investments to existing portfolio companies, and their respective impact on the weighted-average principal balance when considering the timing of new investments, pay-offs, restructures, write-offs, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 13.2% and 13.0% for the year ended March 31, 2020 and 2019, respectively. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

As of March 31, 2020, certain of our loans to B+T Group Acquisition, Inc. (“B+T”), The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC (“SOG”) were on non-accrual status, with an aggregate debt cost basis of $63.5 million. At March 31, 2019, certain of our loans to B-Dry, Meridian, The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $68.3 million.

Dividend and success fee income for the year ended March 31, 2020 increased 23.3% from the prior year. During the year ended March 31, 2020, dividend and success fee income consisted of $9.4 million of dividend income and $2.9 million of success fee income. During the year ended March 31, 2019, dividend and success fee income consisted of $3.9 million of dividend income and $6.1 million of success fee income.

As of March 31, 2020 and 2019, no single investment represented greater than 10% of our total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 51.0% for the year ended March 31, 2020, as compared to the prior year, primarily due to a decrease in the capital gains-based incentive fee, interest and dividend expense, and the base management fee, partially offset by a decrease in credits to fees from Adviser.

In accordance with GAAP, we recorded a reversal of the capital gains-based incentive fee of $6.7 million during the year ended March 31, 2020, compared to a capital gains-based incentive fee of $17.8 million during the year ended March 31, 2019. The capital gains-based incentive fee or its reversal was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee remained consistent during the year ended March 31, 2020, as compared to the prior year, as the increase in pre-incentive fee net investment income was offset by an increase in net assets, which drives the hurdle rate.

The base management fee decreased during the year ended March 31, 2020, as compared to the prior year, as average total assets decreased over the respective periods as a result of a decrease in average investments at fair value.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2020	2019
Average total assets subject to base management fee(A)	$607,250	$637,600
Multiplied by annual base management fee of 2.0%	2.0%	2.0%

Base management fee(B)	12,145	12,752
Credits to fees from Adviser — other(B)	(4,436)	(5,509)

Net base management fee	$7,709	$7,243

Loan servicing fee(B)	$6,859	$6,827
Credits to base management fee — loan servicing fee(B)	(6,859)	(6,827)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$4,338	$4,419
Incentive fee – capital gains-based(C)	(6,718)	17,835

Total incentive fee(B)	(2,380)	22,254
Credits to fees from Adviser — other(B)	—	—

Net total incentive fee	$(2,380)	$22,254

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

(B)	Reflected as a line item on our Consolidated Statement of Operations.
(C)	The capital gains-based incentive fees are recorded in accordance with GAAP and do not necessarily reflect amounts contractually due under the terms of the Advisory Agreement.

Interest and dividend expense decreased 17.3% during the year ended March 31, 2020, as compared to the prior year, due to a lower weighted-average balance outstanding on the Credit Facility, partially offset by an increase in the effective interest rate. The weighted-average balance outstanding on the Credit Facility during the year ended March 31, 2020 was $38.4 million, as compared to $97.9 million in the prior year. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the year ended March 31, 2020 was 9.4%, as compared to 5.9% in the prior year. This increase in the effective interest rate on the Credit Facility was primarily a result of the unused commitment fee on the undrawn portion of the Credit Facility, partially offset by a decrease in LIBOR. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility. Refer to “Liquidity and Capital Resources – Equity – Term Preferred Stock” for further discussion of the mandatorily redeemable preferred stock.

Realized and Unrealized Gain (Loss), net of Taxes

Net Realized Gain (Loss) on Investments

During the year ended March 31, 2020, we recorded net realized gains on investments of $44.8 million, primarily related to a $50.0 million realized gain from the exit of Nth Degree, a $20.4 million realized gain from the exit of ADC, and a $3.2 million realized gain from the exit of Jackrabbit, partially offset by a $14.5 million realized loss from the exit of B-Dry, a $13.0 million realized loss from the exit of Meridian, and a $2.7 million realized loss from the exit of Tread. During the year ended March 31, 2019, we recorded net realized gains on investments of $68.6 million, primarily related to a $65.7 million realized gain from the exit of Cambridge Sound Management, Inc. (“Cambridge”), a $13.8 million realized gain from the exit of Drew Foam Companies, Inc. (“Drew Foam”), a $13.0 million realized gain from the exit of Logo Sportswear, Inc. (“Logo”), and a $5.4 million realized gain from the exit of Star Seed, Inc. (“Star Seed”), partially offset by a $10.0 million realized loss from the restructure of our debt investments in The Mountain, a $10.0 million realized loss from the restructure of our debt investments in SOG, a $7.7 million realized loss from the exit of our equity investment in Country Club Enterprises, LLC (“CCE”) and a $3.6 million realized loss from the exit of NDLI, Inc. (“NDLI”).

Taxes on Deemed Distribution of Long-Term Capital Gains

For the year ended March 31, 2020 and 2019, we elected to retain $38.0 million and $50.0 million of long-term capital gains and to treat them as deemed distributions to common stockholders, respectively. We incurred $8.0 million and $10.5 million of federal income taxes on behalf of common stockholders for the year ended March 31, 2020 and 2019, respectively. In addition, we incurred Virginia state taxes related to the deemed distribution of $2.3 million and $3.0 million for the year ended March 31, 2020 and 2019, respectively. Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

Net Realized Gain (Loss) on Other

There were no realized gains or losses on other during the year ended March 31, 2020. During the year ended March 31, 2019, we recorded a net realized loss on other of $1.7 million which primarily related to unamortized deferred issuance costs written off upon the redemption of our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock”) and 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock”) in August 2018.

Net Unrealized Appreciation (Depreciation) of Investments

During the year ended March 31, 2020, we recorded net unrealized depreciation of investments of $78.1 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2020 were as follows:

	Year Ended March 31, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Alloy Die Casting Co.	$20,355	$8,823	$(12,635)	$16,543
Galaxy Tool Holding Corporation	—	12,849	—	12,849
Nth Degree Investment Group, LLC	49,975	1,978	(40,847)	11,106
Counsel Press, Inc.	—	3,874	—	3,874
D.P.M.S., Inc.	—	3,681	—	3,681
Old World Christmas, Inc.	—	3,679	—	3,679
Tread Corporation	(2,726)	—	3,380	654
Drew Foam Companies, Inc.	565	—	—	565
B-Dry, LLC	(14,452)	—	14,699	247
The Maids International, LLC	—	(1,301)	—	(1,301)
Jackrabbit, Inc.	3,198	—	(4,547)	(1,349)
B+T Group Acquisition, Inc.	—	(1,534)	—	(1,534)
Frontier Packaging, Inc.		(1,649)	—	(1,649)
PSI Molded Plastics, Inc.	—	(1,904)	—	(1,904)
Diligent Delivery Systems	—	(2,192)	—	(2,192)
The Mountain Corporation	—	(2,597)	—	(2,597)
Pioneer Square Brands, Inc.	—	(3,200)	—	(3,200)
SOG Specialty Knives & Tools, LLC	—	(3,449)	—	(3,449)
Brunswick Bowling Products, Inc.	—	(3,900)	—	(3,900)
Educators Resource, Inc.	—	(4,460)	—	(4,460)
Edge Adhesives Holdings, Inc.	—	(4,741)	—	(4,741)
Meridian Rack & Pinion, Inc.	(13,040)	(5,796)	13,041	(5,795)
Horizon Facilities Services, Inc.	—	(7,381)	—	(7,381)
SBS Industries Holdings, Inc.	—	(8,948)	—	(8,948)
Ginsey Home Solutions, Inc.	—	(9,426)	—	(9,426)
J.R. Hobbs Co. — Atlanta, LLC	—	(22,822)	—	(22,822)
Other, net (<$1.0 million, net )	928	(684)	(130)	114

Total	$44,803	$(51,100)	$(27,039)	$(33,336)

The primary drivers of net unrealized depreciation of investments of $78.1 million for the year ended March 31, 2020 were decreased performance of certain of our portfolio companies, a decrease in comparable multiples used to estimate the fair value of majority of our portfolio companies, and the reversal of previously recorded unrealized appreciation of certain investments upon their exit, partially offset by the reversal of previously recorded unrealized depreciation upon the exit of certain of our investments and an increase in performance of certain of our other portfolio companies. In part, the decrease in multiples used to estimate the fair value, and to a lesser extent the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, shutdowns, demand for products, and general economic outlook.

During the year ended March 31, 2019, we recorded net unrealized appreciation of investments of $20.2 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2019 were as follows:

	Year Ended March 31, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$66,012	$25,533	$(47,211)	$44,334
Nth Degree, Inc.	—	20,534	—	20,534
Alloy Die Casting Co.	—	12,287	—	12,287
Counsel Press, Inc.	—	10,417	—	10,417
Brunswick Bowling Products, Inc.	—	7,132	—	7,132
SBS Industries, LLC	—	6,990	—	6,990
Jackrabbit, Inc.	—	5,680	—	5,680
Old World Christmas, Inc.	—	5,498	—	5,498
Schylling, Inc.	—	4,256	—	4,256
Star Seed, Inc.	5,523	5,400	(6,865)	4,058
Logo Sportswear, Inc.	13,013	2,795	(11,906)	3,902
J.R. Hobbs Co. — Atlanta, LLC	—	3,342	—	3,342
Ginsey Home Solutions, Inc.	—	3,289	—	3,289
Educators Resource, Inc.	—	1,462	—	1,462
Funko Acquisition Holdings, LLC	962	694	(450)	1,206
Pioneer Square Brands, Inc.	—	1,160	—	1,160
NDLI, Inc.	(3,606)	—	3,600	(6)
Drew Foam Companies, Inc.	14,047	—	(14,755)	(708)
Country Club Enterprises, LLC	(7,726)	(92)	6,727	(1,091)
Edge Adhesives Holdings, Inc.	—	(1,682)	—	(1,682)
D.P.M.S., Inc.	—	(1,913)	—	(1,913)
Tread Corporation	—	(2,195)	—	(2,195)
Meridian Rack & Pinion, Inc.	—	(3,024)	—	(3,024)
B-Dry, LLC	—	(3,932)	—	(3,932)
Bassett Creek Restoration, Inc.	—	(4,900)	—	(4,900)
The Mountain Corporation	(10,000)	(6,622)	10,000	(6,622)
SOG Specialty Knives & Tools, LLC	(10,000)	(7,525)	9,635	(7,890)
PSI Molded Plastics, Inc.	—	(13,743)	—	(13,743)
Other, net (<$1.0 million, net )	331	564	—	895

Total	$68,556	$71,405	$(51,225)	$88,736

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

Across our entire investment portfolio, we recorded $81.0 million of net unrealized depreciation on our equity investments and $2.9 million of net unrealized appreciation on our debt investments for the year ended March 31, 2020. At March 31, 2020, the fair value of our investment portfolio was less than our cost basis by $43.7 million, as compared to March 31, 2019, when the fair value of our investment portfolio was greater than our cost basis by $34.5 million, representing net unrealized depreciation of $78.1 million for the year ended March 31, 2020. Our entire portfolio was fair valued at 92.8% of cost as of March 31, 2020.

Net Unrealized Depreciation (Appreciation) on Other

There was no net unrealized depreciation or appreciation of other for the year ended March 31, 2020. During the year ended March 31, 2019, we recorded net unrealized depreciation of other of $0.5 million related to the Credit Facility recorded at fair value.

Comparison of the Fiscal Year Ended March 31, 2019 to the Fiscal Year Ended March 31, 2018

	For the Fiscal Years Ended March 31,
	2019	2018	$ Change	% Change
INVESTMENT INCOME
Interest income	$49,632	$48,799	$833	1.7%
Dividend and success fee income	10,031	9,556	475	5.0

Total investment income	59,663	58,355	1,308	2.2

EXPENSES
Base management fee	12,752	10,796	1,956	18.1
Loan servicing fee	6,827	6,277	550	8.8
Incentive fee	22,254	10,648	11,606	109.0
Administration fee	1,312	1,087	225	20.7
Interest and dividend expense	14,894	13,039	1,855	14.2
Amortization of deferred financing costs and discounts	1,610	1,468	142	9.7
Other	4,809	3,031	1,778	58.7

Expenses before credits from Adviser	64,458	46,346	18,112	39.1
Credits to fees from Adviser	(12,336)	(9,951)	(2,385)	24.0

Total expenses, net of credits to fees	52,122	36,395	15,727	43.2

NET INVESTMENT INCOME	7,541	21,960	(14,419)	(65.7)

REALIZED AND UNREALIZED GAIN (LOSS), NET OF TAXES
Net realized gain on investments	68,556	1,336	67,220	NM
Taxes on deemed distribution of long-term capital gains	(13,500)	—	(13,500)	NM
Net realized loss on other	(1,687)	—	(1,687)	NM
Net unrealized appreciation of investments	20,180	37,891	(17,711)	(46.7)
Net unrealized depreciation (appreciation) of other	500	(500)	1,000	(200.0)

Net realized and unrealized gain, net of taxes on deemed distribution of long-term capital gains	74,049	38,727	35,322	91.2

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$81,590	$60,687	$20,903	34.4%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.23	$0.68	$(0.45)	(66.2)%

Net increase in net assets resulting from operations	2.49	1.88	0.61	32.4

NM = Not Meaningful

Investment Income

Total investment income increased by 2.2% for the year ended March 31, 2019, as compared to the prior year. This increase was due to increases in both interest income and dividend and success fee income.

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

At March 31, 2019, certain of our loans to B-Dry, Meridian, The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $68.3 million. At March 31, 2018, certain of our loans to two portfolio companies, ADC and Tread, were on non-accrual status, with an aggregate debt cost basis of $15.6 million.

Dividend and success fee income for the year ended March 31, 2019 increased 5.0% from the prior year. During the year ended March 31, 2019, dividend and success fee income consisted of $3.9 million of dividend income and $6.1 million of success fee income. During the year ended March 31, 2018, dividend and success fee income consisted of $4.2 million of dividend income and $5.3 million of success fee income.

As of March 31, 2019 and 2018, no single investment represented greater than 10% of the total investment portfolio at fair value.

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

Taxes on Deemed Distribution of Long-Term Capital Gains

For the year ended March 31, 2019, we elected to retain $50.0 million of long-term capital gains and to treat them as deemed distributions to common stockholders. We incurred $10.5 million of federal income taxes on behalf of common stockholders for the year ended March 31, 2019. In addition, we recorded a reserve for uncertain tax positions related to potential Virginia state tax exposure related to the deemed distribution of $3.0 million for the year ended March 31, 2019. Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

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

Net Unrealized Appreciation of Investments

During the year ended March 31, 2019, we recorded net unrealized appreciation of investments of $20.2 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2019 were as follows:

	Year Ended March 31, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$66,012	$25,533	$(47,211)	$44,334
Nth Degree, Inc.	—	20,534	—	20,534
Alloy Die Casting Co.	—	12,287	—	12,287
Counsel Press, Inc.	—	10,417	—	10,417
Brunswick Bowling Products, Inc.	—	7,132	—	7,132
SBS Industries, LLC	—	6,990	—	6,990
Jackrabbit, Inc.	—	5,680	—	5,680
Old World Christmas, Inc.	—	5,498	—	5,498
Schylling, Inc.	—	4,256	—	4,256
Star Seed, Inc.	5,523	5,400	(6,865)	4,058
Logo Sportswear, Inc.	13,013	2,795	(11,906)	3,902
J.R. Hobbs Co. — Atlanta, LLC	—	3,342	—	3,342
Ginsey Home Solutions, Inc.	—	3,289	—	3,289
Educators Resource, Inc.	—	1,462	—	1,462
Funko Acquisition Holdings, LLC	962	694	(450)	1,206
Pioneer Square Brands, Inc.	—	1,160	—	1,160
NDLI, Inc.	(3,606)	—	3,600	(6)
Drew Foam Companies, Inc.	14,047	—	(14,755)	(708)
Country Club Enterprises, LLC	(7,726)	(92)	6,727	(1,091)
Edge Adhesives Holdings, Inc.	—	(1,682)	—	(1,682)
D.P.M.S., Inc.	—	(1,913)	—	(1,913)
Tread Corporation	—	(2,195)	—	(2,195)
Meridian Rack & Pinion, Inc.	—	(3,024)	—	(3,024)
B-Dry, LLC	—	(3,932)	—	(3,932)
Bassett Creek Restoration, Inc.	—	(4,900)	—	(4,900)
The Mountain Corporation	(10,000)	(6,622)	10,000	(6,622)
SOG Specialty Knives & Tools, LLC	(10,000)	(7,525)	9,635	(7,890)
PSI Molded Plastics, Inc.	—	(13,743)	—	(13,743)
Other, net (<$1.0 million, net )	331	564	—	895

Total	$68,556	$71,405	$(51,225)	$88,736

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

During the year ended March 31, 2018, we recorded net unrealized appreciation of investments of $37.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2018 were as follows:

	Year Ended March 31, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$—	$15,132	$—	$15,132
Nth Degree, Inc.	—	13,953	—	13,953
J.R. Hobbs Co.—Atlanta, LLC	—	8,560	—	8,560
Ginsey Home Solutions, Inc.	—	5,380	—	5,380
Brunswick Bowling Products, Inc.	—	5,286	—	5,286
Tread Corporation	—	4,534	—	4,534
Precision Southeast, Inc.	—	2,776	1,054	3,830
Star Seed, Inc.	—	3,290	—	3,290
Old World Christmas, Inc.	—	3,276	—	3,276
Frontier Packaging, Inc.	—	3,121	—	3,121
Drew Foam Companies, Inc.	—	2,865	—	2,865
ImageWorks Display and Marketing Group, Inc.	—	2,673	—	2,673
Mathey Investments, Inc.	—	—	2,658	2,658
Pioneer Square Brands, Inc.	—	2,300	—	2,300
SBS Industries, LLC	—	1,974	—	1,974
Acme Cryogenics, Inc.	236	—	—	236
Schylling, Inc.	—	(262)	—	(262)
Logo Sportswear, Inc.	—	(509)	—	(509)
GI Plastek, Inc.	—	(1,856)	1,252	(604)
B-Dry, LLC	—	(873)	—	(873)
Alloy Die Casting Co.	—	(875)	—	(875)
Jackrabbit, Inc.	—	(903)	—	(903)
Mitchell Rubber Products, Inc.	982	—	(2,783)	(1,801)
Meridian Rack & Pinion, Inc.	—	(2,716)	—	(2,716)
Head Country, Inc.	—	(3,197)	—	(3,197)
Galaxy Tool Holding Corporation	—	(3,785)	—	(3,785)
SOG Specialty Knives & Tools, LLC	—	(4,182)	—	(4,182)
Country Club Enterprises, LLC	—	(4,246)	—	(4,246)
PSI Molded Plastics, Inc.	—	(5,964)	—	(5,964)
The Mountain Corporation	—	(10,061)	—	(10,061)
Other, net (<$250, net)	118	(128)	147	137

Total	$1,336	$35,563	$2,328	$39,227

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

Net cash provided by operating activities for the year ended March 31, 2020 was $35.3 million, as compared to net cash provided by operating activities of $93.6 million for the year ended March 31, 2019. This change was primarily due to higher purchases of investments, a decrease in Fees due to Adviser related to the payment of $8.1 million of capital gains-based incentive fees that were contractually due, and a decline in Other liabilities due to a $10.5 million federal tax payment made related to the March 31, 2019 deemed distribution, partially offset by increased repayments and net proceeds from the sale of investments period over period. Purchases of investments totaled $145.4 million during the year ended March 31, 2020, compared to $91.9 million during the year ended March 31, 2019. Repayments and net proceeds from the sale of investments totaled $169.9 million during the year ended March 31, 2020, compared to $154.7 million during the year ended March 31, 2019.

Net cash provided by operating activities for the year ended March 31, 2019 was $93.6 million, as compared to net cash used in operating activities of $29.7 million for the year ended March 31, 2018. This change was primarily due to higher repayments and net proceeds from the sale of investments and lower purchases of investments period over period. Purchases of investments totaled $91.9 million during the year ended March 31, 2019, compared to $98.5 million during the year ended March 31, 2018. Repayments and net proceeds from the sale of investments totaled $154.7 million during the year ended March 31, 2019, compared to $39.9 million during the year ended March 31, 2018.

As of March 31, 2020, we had equity investments in, or loans to, 28 companies with an aggregate cost basis of $609.6 million. As of March 31, 2019, we had equity investments in, or loans to, 30 companies with an aggregate cost basis of $589.7 million. The following table summarizes our total portfolio investment activity for the years ended March 31, 2020 and 2019:

	Years Ended March 31,
	2020	2019
Beginning investment portfolio, at fair value	$624,172	$599,147
New investments	79,080	57,761
Disbursements to existing portfolio companies	66,369	34,175
Unscheduled principal repayments	(79,997)	(45,214)
Net proceeds from sales of investments	(89,184)	(109,113)
Net realized gain on investments	43,605	67,218
Net unrealized (depreciation) appreciation of investments	(51,100)	71,405
Reversal of net unrealized appreciation of investments	(27,039)	(51,225)
Amortization of premiums, discounts, and acquisition costs, net	18	18

Ending investment portfolio, at fair value	$565,924	$624,172

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2020:

		Amount
For the fiscal years ending March 31:	2021	$34,178
	2022	58,546
	2023	114,549
	2024	84,118
	2025	161,832
	Thereafter	—

	Total contractual repayments	$453,223
	Adjustments to cost basis of debt investments	(49)
	Investments in equity securities	156,408

	Total cost basis of investments held as of March 31, 2020:	$609,582

Financing Activities

Net cash used in financing activities for the year ended March 31, 2020 was $34.9 million, which was primarily a result of $33.9 million in distributions to common stockholders and $3.8 million of net repayments on our Credit Facility, partially offset by $3.1 million of net proceeds from the issuance of common stock under the ATM Program.

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

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.068 per common share for each of the nine months from April through December 2019, $0.07 per common share for each of the three months from January through March 2020, a supplemental distribution of $0.09 per common share in June 2019, a supplemental distribution of $0.03 per common share in September 2019, and a supplemental distribution of $0.09 per common share in December 2019. In addition, in April 2020, our Board of Directors declared a deemed distribution of $1.15 per common share to stockholders of record as of March 31, 2020. See also “Recent Developments—Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in April 2020.

For each of the fiscal years ended March 31, 2020 and 2019, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $17.9 million and $16.0 million, respectively, of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year. In addition, for each of the fiscal years ended March 31, 2020 and 2019, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.3 million and $13.2 million, respectively, of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year. For the year ended March 31, 2020, we recorded $6.5 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Underdistributed (overdistributed) net investment income and Accumulated net realized gain in excess of distributions. For the year ended March 31, 2019, we recorded $16.1 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increase Accumulated net realized gain in excess of distributions and Underdistributed (overdistributed) net investment income.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the twelve months from April 2019 through March 2020 and (ii) $0.1328125 per share to holders of our Series E Term Preferred Stock for each of the twelve months from April 2019 through March 2020. In accordance with GAAP, we treat these monthly dividends as an operating expense. See also “Recent Developments—Distributions and Dividends” for a discussion of dividends to preferred stockholders declared by our Board of Directors in April 2020.

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

Equity

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2020, we had the ability to issue up to $296.9 million in securities under the registration statement.

Common Stock

In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc. (“Wedbush”), Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each, a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in an ATM Program. This ATM Program replaced the February 2018 ATM Program discussed below. As of March 31, 2020, we had remaining capacity to sell up to $31.9 million of common stock under the ATM Program.

During the year ended March 31, 2020, we sold 227,004 shares of our common stock under the ATM Program with Wedbush at a weighted-average gross price of $13.80 per share and raised approximately $3.1 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.55 and resulted in total net proceeds of approximately $3.1 million. These sales were above our then current estimated NAV per share.

In February 2018, we entered into equity distribution agreements with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush, under which we had the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in an ATM Program. The February 2018 ATM Program was replaced by the December 2019 ATM Program.

During the year ended March 31, 2019, we sold 168,824 shares of our common stock under the February 2018 ATM Program with Cantor at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then-current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding. In aggregate, the sales during the year ended March 31, 2019 were above our then-current estimated NAV per share.

During the year ended March 31, 2018, we sold 127,412 shares of our common stock under the February 2018 ATM Program with Cantor at a weighted-average gross price of $10.45 per share and raised approximately $1.3 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.24 and resulted in total net proceeds of approximately $1.3 million. These sales were below our then-current estimated NAV per share during the sales period, with such discounts ranging from $0.01 per share to $0.07 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On March 31, 2020, the closing market price of our common stock was $7.85 per share, representing a 29.7% discount to our NAV per share of $11.17 as of March 31, 2020.

At our 2019 Annual Meeting of Stockholders held on August 15, 2019, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our 2020 Annual Meeting of Stockholders, scheduled to take place in August 2020, we intend to ask our stockholders to vote in favor of a similar proposal so that it may be in effect for another year.

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

In August 2018, we used the proceeds from the issuance of our Series E Term Preferred Stock, along with borrowings under the Credit Facility, to voluntarily redeem all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock, each of which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of our Series B Term Preferred Stock and our Series C Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.7 million, which was recorded in Realized loss on other in our Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series D Term Preferred Stock and Series E Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series D Term Preferred Stock and Series E Term Preferred Stock) as of March 31, 2020 was 293.8%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of March 31, 2020, the Credit Facility provided a one-year extension option that may be exercised on or before August 22, 2020, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $220.3 million as of March 31, 2020, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2020, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $497.2 million, asset coverage on our senior securities representing indebtedness of 993.5%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2020, we had availability, after adjustments for various constraints based on collateral quality, of $137.6 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2020 and 2019, we had unrecognized, contractual off-balance sheet success fee receivables of $37.6 million and $30.1 million (or approximately $1.14 and $0.92 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of March 31, 2020 to be immaterial.

As of March 31, 2020, we have also extended a guaranty on behalf of one of our portfolio companies, CCE, whereby we have guaranteed $1.0 million of CCE’s obligations. As of March 31, 2020, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of March 31, 2020, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$49,200	$—	$—	$49,200	$—
Mandatorily redeemable preferred stock	132,250	—	—	57,500	74,750
Secured borrowing	5,096	5,096		—	—
Interest payments on obligations(C)	50,363	12,080	23,610	12,687	1,986

Total	$236,909	$17,176	$23,610	$119,387	$76,736

(A)	Excludes unused line of credit commitments and guaranties to our portfolio companies in the aggregate principal amount of $2.2 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2020. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

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

The following table reflects risk ratings for all loans in our portfolio as of March 31, 2020 and 2019:

	As of March 31,
Rating	2020	2019
Highest	9.0	9.0
Average	6.5	6.7
Weighted-average	6.9	7.2
Lowest	4.0	1.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a RIC, we generally are not subject to U.S. federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Our policy generally is to make distributions to our stockholders in an amount up to 100% of Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. See “Business — Material U.S. Federal Income Tax Considerations” and “— Liquidity and Capital Resources — Distributions and Dividends to Stockholders.”

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2020 and 2019.

Recent Accounting Pronouncements

Refer to Note 2 — Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a description of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies whose securities are owned by us; conditions affecting the general economy, including COVID-19 or other health emergencies; overall market changes; local, regional or global political, social or economic instability; and interest rate fluctuations.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variable rates with a floor mechanism. As of March 31, 2020 and 2019, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	2020	2019

Variable rates with a floor	97.5%	97.4%
Fixed rates	2.5	2.6

Total	100.0%	100.0%

Our mandatorily redeemable preferred stock had an outstanding aggregate liquidation preference of $132.3 million as of both March 31, 2020 and 2019, and we had outstanding borrowings under the Credit Facility of $49.2 million and $53.0 million as of March 31, 2020 and 2019, respectively.

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

To illustrate the potential impact of changes in interest rates, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2020 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change(A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$7,830	$1,498	$6,332
Up 200 basis points	4,145	998	3,147
Up 100 basis points	792	499	293
Down 99 basis points	—	(496)	496

(A)	As of March 31, 2020, our effective average LIBOR was 0.99%, therefore the largest decrease in basis points that could occur was 99 basis points.

Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments, including portfolio company defaults, that could affect net increase (decrease) in net assets resulting from operations. Accordingly, actual results could differ significantly from those in the hypothetical analysis in the table above.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2020.

May 12, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gladstone Investment Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Investment Corporation and its subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended March 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of March 31, 2020 and March 31, 2019 by correspondence with the custodian and portfolio company investees. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, VA

May 12, 2020

We have served as the Company’s auditor since 2005.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2020	2019
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $276,589 and $254,002, respectively)	$292,129	$313,750
Affiliate investments (Cost of $311,481 and 314,175, respectively)	247,637	297,113
Control investments (Cost of $21,512 and $21,512, respectively)	26,158	13,309
Cash and cash equivalents	2,778	1,702
Restricted cash and cash equivalents	1,282	1,903
Interest receivable	3,429	2,808
Due from administrative agent	771	1,285
Deferred financing costs, net	991	1,730
Other assets, net	1,202	1,500

TOTAL ASSETS	$576,377	$635,100

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $49,200 and $53,000, respectively)	$49,200	$53,000
Secured borrowing	5,096	5,096

Total borrowings	54,296	58,096
Mandatorily redeemable preferred stock, $0.001 par value per share, $25.00 liquidation preference per share; 6,500,000 shares authorized; 5,290,000 shares issued and outstanding, net	129,160	128,482
Accounts payable and accrued expenses	1,222	892
Fees due to Adviser(A)	7,178	24,724
Fee due to Administrator(A)	582	344
Other liabilities	14,908	15,452

TOTAL LIABILITIES	207,346	227,990

Commitments and contingencies(B)
NET ASSETS	$369,031	$407,110

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 33,049,463 and 32,822,459 shares issued and outstanding, respectively	$33	$33
Capital in excess of par value	401,023	366,422
Cumulative net unrealized (depreciation) appreciation of investments	(43,658)	34,483
Underdistributed (overdistributed) net investment income	6,370	(7,343)
Accumulated net realized gain in excess of distributions	5,263	13,515

Total distributable earnings	(32,025)	40,655

TOTAL NET ASSETS	$369,031	$407,110

NET ASSET VALUE PER SHARE	$11.17	$12.40

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2020	2019	2018
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$26,744	$23,977	$19,266
Affiliate investments	21,894	24,767	28,679
Control investments	848	848	833
Cash and cash equivalents	68	40	21

Total interest income	49,554	49,632	48,799
Dividend income:
Non-Control/Non-Affiliate investments	6,351	4,337	2,931
Affiliate investments	3,080	(401)	1,297

Total dividend income	9,431	3,936	4,228
Success fee income:
Non-Control/Non-Affiliate investments	818	2,099	3,104
Affiliate investments	2,121	1,996	2,224
Control investments	—	2,000	—

Total success fee income	2,939	6,095	5,328

Total investment income	61,924	59,663	58,355

EXPENSES
Base management fee(A)	12,145	12,752	10,796
Loan servicing fee(A)	6,859	6,827	6,277
Incentive fee(A)	(2,380)	22,254	10,648
Administration fee(A)	1,476	1,312	1,087
Interest expense on borrowings	3,958	6,147	4,034
Dividends on mandatorily redeemable preferred stock	8,359	8,747	9,005
Amortization of deferred financing costs and discounts	1,492	1,610	1,468
Professional fees	1,881	1,272	1,077
Other general and administrative expenses	3,067	3,537	1,954

Expenses before credits from Adviser	36,857	64,458	46,346

Credits to base management fee – loan servicing fee(A)	(6,859)	(6,827)	(6,277)
Credits to fees from Adviser—other(A)	(4,436)	(5,509)	(3,674)

Total expenses, net of credits to fees	25,562	52,122	36,395

NET INVESTMENT INCOME	$36,362	$7,541	$21,960

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$36,991	$12,815	$1,189
Affiliate investments	7,812	55,741	143
Control investments	—	—	4
Other	—	(1,687)	—

Total net realized gain	44,803	66,869	1,336

Taxes on deemed distribution of long-term capital gains	(10,260)	(13,500)	—
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(44,208)	32,537	28,805
Affiliate investments	(46,781)	(13,209)	12,871
Control investments	12,850	852	(3,785)
Other	—	500	(500)

Total net unrealized (depreciation) appreciation	(78,139)	20,680	37,391

Net realized and unrealized (loss) gain, net of taxes on deemed distribution of long-term capital gains	(43,596)	74,049	38,727

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(7,234)	$81,590	$60,687

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$1.11	$0.23	$0.68

Net (decrease) increase in net assets resulting from operations	$(0.22)	$2.49	$1.88

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	32,865,840	32,807,597	32,268,776

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

	Year Ended March 31,
	2020	2019	2018
NET ASSETS, BEGINNING OF YEAR	$407,110	$354,200	$301,082
OPERATIONS
Net investment income	$36,362	$7,541	$21,960
Net realized gain on investments	44,803	68,556	1,336
Taxes on deemed distributions of long-term capital gains	(10,260)	(13,500)	—
Net realized loss on other	—	(1,687)	—
Net unrealized (depreciation) appreciation of investments	(78,139)	20,180	37,891
Net unrealized depreciation (appreciation) of other	—	500	(500)

Net (decrease) increase in net assets from operations	(7,234)	81,590	60,687

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.75, $0.69, and $0.84 per share, respectively)	(24,790)	(22,670)	(27,174)
Distributions to common stockholders from realized gains ($0.28, $0.24, and $0.05 per share, respectively)	(9,130)	(7,846)	(1,756)

Net decrease in net assets from distributions	(33,920)	(30,516)	(28,930)

CAPITAL ACTIVITY
Issuance of common stock	3,131	1,873	22,485
Discounts, commissions, and offering costs for issuance of common stock	(56)	(37)	(1,124)

Net increase in net assets from capital activity	3,075	1,836	21,361

TOTAL (DECREASE) INCREASE IN NET ASSETS	(38,079)	52,910	53,118

NET ASSETS, END OF YEAR(A)	$369,031	$407,110	$354,200

(A)	Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended March 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(7,234)	$81,590	$60,687
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(145,449)	(91,936)	(98,539)
Principal repayments of investments	79,997	45,214	32,208
Net proceeds from the sale of investments	89,943	109,437	7,651
Net realized gain on investments	(44,803)	(68,058)	(1,425)
Net realized loss on other	—	1,670	—
Net unrealized depreciation (appreciation) of investments	78,139	(20,180)	(37,891)
Net unrealized (depreciation) appreciation of other	—	(500)	500
Amortization of premiums, discounts, and acquisition costs, net	(18)	(18)	(15)
Amortization of deferred financing costs and discounts	1,492	1,610	1,468
Bad debt expense, net of recoveries	433	1,668	308
Changes in assets and liabilities:
Increase in interest receivable	(621)	(287)	(1,681)
Decrease (increase) in due from administrative agent	514	1,039	(86)
(Increase) decrease in other assets, net	—	(558)	2,879
Increase (decrease) in accounts payable and accrued expenses	330	(24)	259
(Decrease) increase in fees due to Adviser(A)	(17,546)	18,053	5,000
Increase in fee due to Administrator(A)	238	27	21
(Decrease) increase in other liabilities	(106)	14,868	(1,074)

Net cash provided by (used in) by operating activities	35,309	93,615	(29,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,131	1,873	22,485
Discounts, commissions, and offering costs for issuance of common stock	(56)	(28)	(1,110)
Proceeds from line of credit	188,300	205,500	132,100
Repayments on line of credit	(192,100)	(259,500)	(94,800)
Proceeds from issuance of mandatorily redeemable preferred stock	—	74,750	—
Redemption of mandatorily redeemable preferred stock	—	(81,650)	—
Deferred financing and offering costs	(209)	(4,406)	(147)
Distributions paid to common stockholders	(33,920)	(30,516)	(28,930)

Net cash (used in) provided by financing activities	(34,854)	(93,977)	29,598

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	455	(362)	(132)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	3,605	3,967	4,099

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$4,060	$3,605	$3,967

CASH PAID FOR INTEREST	$2,362	$5,665	$3,288

NON-CASH ACTIVITIES(B)	$—	$20,099	$42,977

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	2019: Significant non-cash operating activities consisted principally of the following transactions:

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 79.4%
Secured First Lien Debt – 46.8%
Containers, Packaging, and Glass – 2.6%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 3/2021)(L)	$9,500	$9,500	$9,500
Diversified/Conglomerate Manufacturing – 1.0%
Phoenix Door Systems, Inc – Line of Credit, $380 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2021)(L)	370	370	370
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(L)	3,200	3,200	3,200

		3,570	3,570
Diversified/Conglomerate Services – 24.1%
Bassett Creek Services, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(L)	37,500	37,500	37,500
Counsel Press, Inc. – Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(L)	5,500	5,500	5,500
Horizon Facilities Services, LLC. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(L)	27,700	27,700	27,700

		88,700	88,700
Healthcare, Education, and Childcare – 5.4%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023) (L)	20,000	20,000	20,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.8%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023) (L)	17,700	17,700	17,700
Leisure, Amusement, Motion Pictures, and Entertainment – 5.8%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	8,500	8,500	8,500

		21,581	21,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.1%
SBS Industries Holdings, Inc. – Term Debt (L+12.0%, 14.0% Cash, Due 11/2024)(L)	11,355	11,355	11,355

Total Secured First Lien Debt		$172,406	$172,406

Secured Second Lien Debt – 13.1%
Automobile – 1.0%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,600
Country Club Enterprises, LLC – Guaranty ($1,000)(U)	—	—	—

		4,000	3,600
Cargo Transport – 3.4%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(K)	13,000	12,951	12,545
Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.5%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

		20,150	20,150
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.2%
SBS Industries Holdings, Inc. – Term Debt (L+12.0%, 14.0% Cash, Due 11/2024)(L)	11,736	11,736	11,736

Total Secured Second Lien Debt		$48,837	$48,031

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Preferred Equity – 16.5%
Containers, Packaging, and Glass – 0.4%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1,400
Diversified/Conglomerate Services – 6.3%
Bassett Creek Services, Inc. – Preferred Stock(C)(L)	4,900	4,900	—
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	20,593
Horizon Facilities Services, LLC – Preferred Stock(C)(L)	10,080	10,080	2,699

		21,975	23,292
Healthcare, Education, and Childcare – 1.5%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	5,563
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.1%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	19,848
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	6,419

		14,526	26,267
Leisure, Amusement, Motion Pictures, and Entertainment – 1.2%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	4,332
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Preferred Stock(C)(L)	27,705	2,771	—

Total Preferred Equity		$53,205	$60,854

Common Equity/Equivalents – 3.0%
Cargo Transport – 0.2%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$771
Containers, Packaging, and Glass – 2.6%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	9,460
Diversified/Conglomerate Manufacturing– 0.2%
Phoenix Door Systems, Inc. – Common Stock(C)(L)	2,515	1,200	574
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Common Stock(C)(L)	221,500	222	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	12,180	59	33
Total Common Equity/Equivalents		$2,141	$10,838

Total Non-Control/Non-Affiliate Investments		$276,589	$292,129

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
AFFILIATE INVESTMENTS(O) – 67.0%
Secured First Lien Debt – 36.8%
Beverage, Food, and Tobacco – 2.5%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2021)(L)	9,050	$9,050	$9,050
Diversified/Conglomerate Manufacturing – 6.4%
D.P.M.S., Inc. – Line of Credit, $250 available (L+6.5%, 9.0% Cash (0.5% Unused Fee), Due 10/2021)(L)	1,250	1,250	1,250
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	10,796	10,796	10,796
Edge Adhesives Holdings, Inc.(M) – Line of Credit, $600 available (L+8.0%, 10.0% Cash, Due 5/2020)(K)	420	420	395
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)(K)	9,300	9,300	8,742
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2022)(K)	3,000	3,000	2,820

		24,766	24,003
Diversified/Conglomerate Services – 14.0%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash,Due 11/2022)(L)	22,000	22,000	22,000
The Maids International, LLC – Line of Credit, $0 available (L+7.5%, 9.5% Cash (0.3% Unused Fee), Due 3/2021)(L)	1,000	1,000	1,000
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(L)	28,560	28,560	28,560

		51,560	51,560
Leisure, Amusement, Motion Pictures, and Entertainment – 2.4%
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.0% Cash, Due 8/2022)(G)(L)	8,399	8,399	8,399

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 7.2%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 4/2021)(L)	3,400	3,400	3,400
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.0% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		26,500	26,500
Telecommunications – 4.3%
B+T Group Acquisition, Inc.(M) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	2,800	2,800	2,632
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	14,000	14,000	13,160

		16,800	15,792

Total Secured First Lien Debt		$137,613	$135,842

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 17.7%
Chemicals, Plastics, and Rubber – 4.5%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 13.5% Cash, Due 1/2024)(G)(L)	$26,618	$26,618	$16,737
Diversified/Conglomerate Services – 12.5%
J.R.Hobbs Co. – Atlanta, LLC – Line of Credit, $0 available (L+6.0%, 8.0% Cash, Due 10/2024)(L)	10,000	10,000	10,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024)(L)	36,000	36,000	36,000

		46,000	46,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.7%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	2,572

Total Secured Second Lien Debt		$84,318	$65,309

Preferred Equity – 11.5%
Beverage, Food, and Tobacco – 0.9%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	3,495
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	78,598	11,730	—
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	8,199	8,199	—

		10,040	—
Diversified/Conglomerate Services – 3.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	8,265
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(L)	6,640	6,640	5,339

		24,309	13,604
Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.3%
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	19,588
Leisure, Amusement, Motion Pictures, and Entertainment – 0.1%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	14,949	14,949	390
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.6%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	5,760

		12,399	5,760
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	14,304	4,722	—

Total Preferred Equity		$88,329	$42,837

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Common Equity/Equivalents – 1.0%
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	$—	$—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		1	—
Diversified/Conglomerate Services – 1.0%
Nth Degree Investment Group, LLC – Common Stock(C)(L)	14,360,000	1,219	3,649
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Common Stock Warrants(C)(L)	3.5%	—	—

Total Common Equity/Equivalents		$1,221	$3,649

Total Affiliate Investments		$311,481	$247,637

CONTROL INVESTMENTS(P) – 7.2%:
Secured Second Lien Debt – 2.8%
Aerospace and Defense – 2.8%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2021)(L)	$5,000	$5,000	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2021)(L)	5,000	5,000	5,000

		$10,000	$10,000

Preferred Equity – 4.4%
Aerospace and Defense – 4.4%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$16,158
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$26,158

TOTAL INVESTMENTS – 153.6%(V)		$609,582	$565,924

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $496.4 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2019, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 1.0% as of March 31, 2020. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2020.
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
(H)

$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2020.

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

(Q)	Not used.
(R)	Debt security does not have a stated current interest rate.
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

(T)	Not used.
(U)	Refer to Note 11—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(V)

Cumulative gross unrealized depreciation for federal income tax purposes is $105.3 million; cumulative gross unrealized appreciation for federal income tax purposes is $60.7 million. Cumulative net unrealized depreciation is $44.6 million, based on a tax cost of $610.5 million.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	$300	$—

Total Common Equity		$2,160	$20,861

Total Non-Control/Non-Affiliate Investments		$254,002	$313,750

AFFILIATE INVESTMENTS(O) – 72.8%
Secured First Lien Debt – 42.8%
Automobile – 1.4%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 14.0% Cash, Due 6/2019)(G)(K)	$9,660	$9,660	$5,796
Beverage, Food, and Tobacco – 2.2%
Head Country, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 2/2021)(L)	9,050	9,050	9,050
Diversified/Conglomerate Manufacturing – 4.6%
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	10,796	10,796	7,115
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 13.0% Cash, Due 2/2022)(K)	9,300	9,300	8,951
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 14.2% Cash, Due 2/2022)(K)	3,000	3,000	2,902

		23,096	18,968
Diversified/Conglomerate Services – 14.2%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.5% Cash,Due 11/2022)(L)	22,000	22,000	22,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 12.7% Cash, Due 10/2023)(L)	36,000	36,000	36,000

		58,000	58,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.2%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Old World Christmas, Inc. – Term Debt (L+11.3%, 13.7% Cash, Due 10/2019)(L)	15,770	15,770	15,770

		33,470	33,470
Leisure, Amusement, Motion Pictures, and Entertainment – 2.2%
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.5% Cash, Due 8/2022)(G)(L)	8,399	8,399	8,399
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	538

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.3%
The Mountain Corporation – Line of Credit, $400 available (L+5.0%, 9.0% Cash, Due 4/2020)(L)	2,500	2,500	2,500
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 14.5% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		25,600	25,600
Telecommunications – 3.7%
B+T Group Acquisition, Inc.(M) – Line of Credit, $175 available (L+11.0%, 13.5% Cash, Due 12/2021)(L)	1,225	1,225	1,225
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.5% Cash, Due 12/2021)(L)	14,000	14,000	14,000

		15,225	15,225

Total Secured First Lien Debt		$183,038	$175,046

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $536.3 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2019, our investment in Funko is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.

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

MARCH 31, 2020

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees, and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2020, certain of our loans to B+T Group Acquisition, Inc. (“B+T”), The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC (“SOG”) were on non-accrual status, with an aggregate debt cost basis of $63.5 million, or 14.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $43.5 million, or 10.1% of the fair value of all debt investments in our portfolio. As of March 31, 2019, certain of our loans to B-Dry, LLC (“B-Dry”), Meridian Rack & Pinion, Inc. (“Meridian”), The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $68.3 million, or 15.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $21.9 million, or 5.4% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of March 31, 2020 and 2019, we did not have any loans with a PIK interest component.

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

FASB ASC 740, Income Taxes (“ASC 740”) requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740 for all open tax years and in all major tax jurisdictions and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal income tax returns for fiscal years 2019, 2018, and 2017 remain subject to examination by the Internal Revenue Service (“IRS”).

Distributions

Distributions to stockholders are recorded on the ex-dividend date. We are required to distribute at least 90% of our Investment Company Taxable Income for each taxable year as a distribution to our stockholders in order to maintain our ability to be taxed as a RIC under Subchapter M of the Code. It is our policy to generally pay out as a distribution up to 100% of those amounts. The amount to be paid is determined by our Board of Directors and is based upon management’s estimate of Investment Company Taxable Income, net long-term capital gains, as well as amounts to be distributed in accordance with Section 855(a) of the Code. Based on that estimate, our Board of Directors declares monthly distributions, and supplemental distributions, as applicable, each quarter. At fiscal year-end, we may elect to treat a portion of the first distributions paid after year-end as having been paid in the prior year in accordance with Section 855(a) of the Code. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute these capital gains to stockholders in cash. If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. Refer to Note 9 — Distributions to Common Stockholders for further information.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 was effective immediately. The adoption of ASU 2020-04 did not have a material impact on our financial position, results of operations or cash flows.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2020 and 2019, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the years ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and 2019, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2020:
Secured first lien debt	$308,248	$—	$—		$308,248
Secured second lien debt	123,340	—	—		123,340
Preferred equity	119,849	—	—		119,849
Common equity/equivalents	14,487	—	33	(A)	14,454

Total Investments at March 31, 2020	$565,924	$—	$33		$565,891

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2019:
Secured first lien debt	$331,090	$—	$—		$331,090
Secured second lien debt	75,293	—	—		75,293
Preferred equity	195,377	—	—		195,377
Common equity/equivalents	22,412	—	401	(A)	22,011

Total Investments at March 31, 2019	$624,172	$—	$401		$623,771

(A)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of March 31, 2020 and 2019, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs March 31,
	2020	2019
Non-Control/Non-Affiliate Investments
Secured first lien debt	$172,406	$156,044
Secured second lien debt	48,031	30,383
Preferred equity	60,854	106,462
Common equity/equivalents(A)	10,805	20,460

Total Non-Control/Non-Affiliate Investments	292,096	313,349
Affiliate Investments
Secured first lien debt	135,842	175,046
Secured second lien debt	65,309	34,910
Preferred equity	42,837	85,606
Common equity/equivalents	3,649	1,551

Total Affiliate Investments	247,637	297,113
Control Investments
Secured first lien debt	—	—
Secured second lien debt	10,000	10,000
Preferred equity	16,158	3,309
Common equity/equivalents	—	—

Total Control Investments	26,158	13,309

Total investments at fair value using Level 3 inputs	$565,891	$623,771

(A)	Excludes our investment in Funko with a fair value of $33 and $0.4 million as of March 31, 2020 and 2019, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of March 31, 2020 and 2019. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of			Valuation Technique/ Methodology	Unobservable Input	Range /Weighted-Average as of
	March 31, 2020	March 31, 2019				March 31, 2020	March 31, 2019
Secured first lien debt	$280,499	$313,440	(A)	TEV	EBITDA multiple	4.2x – 8.1x / 6.2x	5.0x – 8.6x / 6.4x

					EBITDA	$1,372 – $13,042 / $5,894	$1,303 – $20,691 / $7,355

					Revenue multiple	0.3x – 0.7x / 0.5x	0.62x – 1.0x / 0.8x

					Revenue	$14,343 – $24,060 / $18,141	$12,574 – $24,857 / $17,785

	27,749	17,650		Yield Analysis	Discount Rate	16.2% – 18.7% / 16.8%	14.6% – 23.1% / 18.5%

Secured second lien debt	107,195	45,110	(B)	TEV	EBITDA multiple	5.1x – 6.2x / 5.6x	5.9x – 6.9x / 6.6x

					EBITDA	$4,459– $13,042 / $7,444	$4,156 – $6,059 / $5,258

					Revenue multiple	0.7x – 0.7x / 0.7x	0.8x – 0.8x / 0.8x

					Revenue	$15,267 – $15,267 / $15,267	$16,717 – $16,717 / $16,717

	16,145	30,183		Yield Analysis	Discount Rate	12.6% – 16.4% / 13.5%	7.3% – 11.4% / 9.5%

Preferred equity(C)	119,849	195,377		TEV	EBITDA multiple	5.1x – 8.1x / 6.1x	5.0x – 8.6x / 7.3x

					EBITDA	$356 – $13,042 / $5,596	$2,382 – $20,691 / $7,183

					Revenue multiple	0.6x – 0.7x / 0.6x	0.6x – 1.0x / 0.7x

					Revenue	$15,267 – $24,060 / $21,283	$12,574 – $24,857 / $20,103

Common equity/equivalents(D)	14,454	22,011		TEV	EBITDA multiple	4.2x – 7.4x / 5.9x	5.5x – 8.1x / 7.0x

					EBITDA	$1,372 – $16,061 / $9,258	$1,303 – $17,310 / $11,459

					Revenue multiple	0.7x – 0.7x / 0.7x	0.8x – 0.8x / 0.8x

					Revenue	$15,267 – $15,267 / $15,267	$16,717 – $16,717 / $16,717

Total	$565,891	$623,771

(A)	Fair value as of March 31, 2019 includes two proprietary debt investments for a combined $14.2 million, which were valued at the expected payoff amount as the unobservable input.
(B)	Fair value as of March 31, 2019 includes two proprietary equity investments for a combined $6.8 million, which were valued at the expected payoff amount as the unobservable input.
(C)	Fair value as of March 31, 2019 includes two proprietary equity investments for a combined $2.6 million, which were valued at the expected payoff amount as the unobservable input.
(D)	Fair value as of both March 31, 2020 and 2019 excludes our investment in Funko with a fair value of $33 and $0.4 million, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the years ended March 31, 2020 and 2019 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2020:
Fair value as of March 31, 2019	$331,090	$75,293	$195,377	$22,011	$623,771
Total gain (loss):
Net realized gain (loss)(A)	(9,659)	—	33,976	18,995	43,312
Net unrealized appreciation (depreciation)(B)	(3,439)	(3,324)	(35,619)	(8,556)	(50,938)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	9,660	67	(25,187)	(11,448)	(26,908)
New investments, repayments and settlements(C):
Issuances / originations	86,895	25,002	32,371	1,200	145,468
Settlements / repayments	(56,697)	(23,300)	—	—	(79,997)
Sales	—	—	(68,635)	(20,182)	(88,817)
Transfers(D)	(49,602)	49,602	(12,434)	12,434	—

Fair value as of March 31, 2020	$308,248	$123,340	$119,849	$14,454	$565,891

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2019:
Fair value as of March 31, 2018	$305,856	$97,339	$167,150	$28,608	$598,953
Total gain (loss):
Net realized gain (loss)(A)	(10,000)	(10,000)	68,748	18,523	67,271
Net unrealized appreciation (depreciation)(B)	(13,325)	(13,416)	83,923	13,528	70,710
Reversal of previously recorded (appreciation) depreciation upon realization(B)	8,896	10,000	(49,610)	(20,061)	(50,775)
New investments, repayments and settlements(C):
Issuances / originations	82,276	14,070	15,710	—	112,056
Settlements / repayments	(37,613)	(27,700)	—	—	(65,313)
Sales	—	—	(90,544)	(18,587)	(109,131)
Transfers(D)	(5,000)	5,000	—	—	—

Fair value as of March 31, 2019	$331,090	$75,293	$195,377	$22,011	$623,771

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2020 and 2019.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2020 and 2019.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)

2020: Transfers represent (1) secured first lien debt of B-Dry with a cost basis of $11.9 million and a fair value of $0, which was converted into equity during the three months ended June 30, 2019, (2) secured first lien debt of J.R. Hobbs Co. – Atlanta, LLC, with a total cost basis and fair value of $41.0 million, that was converted into secured second lien debt during the three months ended September 30, 2019, (3) secured first lien debt of SBS Investment Holdings, Inc., with a total cost basis and fair value of $8.6 million, that was converted to secured second lien debt during the three months ended December 31, 2019, and (4) preferred equity of Nth Degree, Inc. with a cost basis of $1.2 million and fair value of $12.4 million, that was converted to common equity in Nth Degree Investment Group, LLC during the three months ended December 31, 2019.

2019: Transfers represent $5.0 million of secured first lien debt of Galaxy Tool Holding Corporation, which was converted into secured second lien debt during the three months ended December 31, 2018.

Investment Activity

During the fiscal year ended March 31, 2020, the following significant transactions occurred:

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

•	In January 2020, we exited our investment in Meridian and recorded a realized loss of $13.0 million.

•	In January 2020, we invested an additional $4.4 million into Edge Adhesives Holdings, Inc. in the form of preferred equity.

•	In February 2020, we invested an additional $5.0 million into J.R. Hobbs in the form of preferred equity.

•

In March 2020, we invested $35.9 million in The Maids International, LLC (“The Maids”), through a combination of secured first lien debt and preferred equity. The Maids, headquartered in Omaha, Nebraska, is a franchisor of residential cleaning services.

Investment Concentrations

As of March 31, 2020, our investment portfolio consisted of investments in 28 portfolio companies located in 17 states across 14 different industries with an aggregate fair value of $565.9 million. Our investments in J.R. Hobbs, Brunswick, Counsel Press, Inc., Bassett Creek, and The Maids represent our five largest portfolio investments at fair value, and collectively comprised $206.9 million, or 36.5%, of our total investment portfolio at fair value as of March 31, 2020.

The following table summarizes our investments by security type as of March 31, 2020 and 2019:

	March 31, 2020				March 31, 2019
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$310,019	50.9%	$308,248	54.5%	$350,965	59.5%	$331,090	53.0%
Secured second lien debt	143,155	23.5	123,340	21.8	91,851	15.6	75,293	12.1

Total debt	453,174	74.4	431,588	76.3	442,816	75.1	406,383	65.1
Preferred equity	152,998	25.1	119,849	21.2	144,622	24.5	195,377	31.3
Common equity/equivalents	3,410	0.5	14,487	2.5	2,251	0.4	22,412	3.6

Total equity/equivalents	156,408	25.6	134,336	23.7	146,873	24.9	217,789	34.9

Total investments	$609,582	100.0%	$565,924	100.0%	$589,689	100.0%	$624,172	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$226,805	40.1%	$212,817	34.1%
Home and Office Furnishings, Housewares, and Durable Consumer Products	83,705	14.8	102,271	16.4
Leisure, Amusement, Motion Pictures, Entertainment	35,240	6.2	40,912	6.6
Personal and Non-Durable Consumer Products (Manufacturing Only)	34,865	6.2	40,130	6.4
Diversified/Conglomerate Manufacturing	28,147	5.0	41,235	6.6
Aerospace and Defense	26,158	4.6	13,309	2.1
Healthcare, Education, and Childcare	25,563	4.5	30,022	4.8
Machinery (Non-agriculture, Non-construction, and Non-electronic)	23,091	4.1	28,905	4.6
Containers, Packaging, and Glass	20,360	3.6	22,009	3.5
Chemicals, Plastics, and Rubber	16,737	3.0	16,641	2.7
Telecommunications	15,792	2.8	15,225	2.4
Cargo Transport	13,316	2.4	15,490	2.5
Beverage, Food, and Tobacco	12,545	2.2	11,937	1.9
Automobile	3,600	0.5	9,716	1.6
Farming and Agriculture	—	—	19,197	3.1
Other < 2.0%	—	—	4,356	0.7

Total investments	$565,924	100.0%	$624,172	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$182,178	32.2%	$262,386	42.0%
Midwest	147,098	26.0	54,757	8.8
Northeast	146,434	25.9	129,430	20.7
West	90,214	15.9	177,599	28.5

Total investments	$565,924	100.0%	$624,172	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2020:

		Amount
For the fiscal years ending March 31:	2021	$34,178
	2022	58,546
	2023	114,549
	2024	84,118
	2025	161,832
	Thereafter	—

	Total contractual repayments	$453,223
	Adjustments to cost basis of debt investments	(49)
	Investments in equity securities	156,408

	Total cost basis of investments held as of March 31, 2020:	$609,582

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2020 and 2019, we had gross receivables from portfolio companies of $1.4 million and $1.3 million, respectively. As of March 31, 2020 and 2019, the allowance for uncollectible receivables was $0.9 million and $0.8 million, respectively.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2020	2019	2018
Average total assets subject to base management fee(A)	$607,250	$637,600	$539,800
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%

Base management fee(B)	12,145	12,752	10,796
Credits to fees from Adviser - other(B)	(4,436)	(5,509)	(3,674)

Net base management fee	$7,709	$7,243	$7,122

Loan servicing fee(B)	6,859	6,827	6,277
Credits to base management fee - loan servicing fee(B)	(6,859)	(6,827)	(6,277)

Net loan servicing fee	$—	$—	$—

Incentive fee – income-based	$4,338	$4,419	$6,249
Incentive fee – capital gains-based(C)	(6,718)	17,835	4,399

Total incentive fee(B)	(2,380)	22,254	10,648
Credits to fees from Adviser - other(B)	—	—	—

Net total incentive fee	$(2,380)	$22,254	$10,648

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

(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.
(C)	The capital gains-based incentive fees are recorded in accordance with GAAP and do not necessarily reflect amounts contractually due under the terms of the Advisory Agreement.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.2 million for each of the years ended March 31, 2020, 2019, and 2018, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. During the year ended March 31, 2020, capital gains-based incentive fees of $8.1 million were contractually due and paid to the Adviser, which was the first payment of a capital gains-based incentive fee since our inception.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the year ended March 31, 2020, we recorded a reversal of capital gains-based incentive fees of $6.7 million. During the years ended March 31, 2019 and 2018, we recorded capital gains-based incentive fees of $17.8 million and $4.4 million, respectively.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, is a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. From time to time, Gladstone Securities provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from our portfolio companies totaled $0.8 million, $0.7 million, and $0.6 million during the years ended March 31, 2020, 2019, and 2018, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2020	2019
Base management and loan servicing fee due to Adviser, net of credits	$(222)	$1,143
Incentive fee due to Adviser(A)	7,387	23,548
Other due to Adviser	13	33

Total fees due to Adviser	$7,178	$24,724
Fee due to Administrator	$582	$344

Total related party fees due	$7,760	$25,068

(A)

Includes a capital gains-based incentive fee of $7.4 million and $22.2 million as of March 31, 2020 and 2019, respectively, recorded in accordance with GAAP requirements and which is not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions—Transactions with the Adviser—Incentive Fee for additional information, including capital gains-based incentive fee payments made.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $70 and $12 as of March 31, 2020 and 2019, respectively. These amounts are generally settled in the quarter after being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2020 and 2019, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of March 31, 2020, the Credit Facility provided a one-year extension option that may be exercised on or before August 22, 2020 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of March 31,
	2020	2019
Commitment amount	$200,000	$200,000
Borrowings outstanding at cost	49,200	53,000
Availability(A)	150,800	147,000

	For the Years Ended March 31
	2020	2019	2018
Weighted-average borrowings outstanding	$38,374	$97,866	$67,772
Effective interest rate(B)	9.4%	5.9%	5.4%
Commitment (unused) fees incurred	$1,643	$656	$582

(A)

Availability is subject to various constraints, characteristics, and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $137.6 million and $137.5 million as of March 31, 2020 and 2019, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints and applicable advance rates, which are generally based on the size, characteristics, and quality of the collateral pledged by Business Investment. The Credit Facility also requires that any interest and principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the Consolidated Statements of Assets and Liabilities.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $220.3 million as of March 31, 2020, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2020, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $497.2 million, asset coverage on our senior securities representing indebtedness of 993.5%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2020, we were in compliance with all covenants under the Credit Facility.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2020 and 2019, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus an unused commitment fee of 1.0%.

Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of March 31, 2020 and 2019, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of and for the years ended March 31, 2020 and 2019, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements
	Reported in Consolidated
	Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of March 31,
	2020	2019
Credit Facility	$49,200	$53,000

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in
Consolidated Statements of Assets and Liabilities
Credit
Facility
Year ended March 31, 2020:
Fair value at March 31, 2019	$53,000
Borrowings	188,300
Repayments	(192,100)

Fair value at March 31, 2020	$49,200

Year ended March 31, 2019:
Fair value at March 31, 2018	$107,500
Borrowings	205,500
Repayments	(259,500)
Unrealized appreciation	(500)

Fair value at March 31, 2019	$53,000

The fair value of the collateral under the Credit Facility was $496.4 million and $536.3 million as of March 31, 2020 and 2019, respectively.

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

In August 2018, we used the proceeds from the issuance of our Series E Term Preferred Stock, along with borrowings under the Credit Facility, to voluntarily redeem all outstanding shares of our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock”) and 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock”), each of which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.7 million, which was recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

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

The following tables summarize our Series D Term Preferred Stock and our Series E Term Preferred Stock outstanding as of March 31, 2020 and 2019:

As of March 31, 2020:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	25.00	57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(B)					5,290,000	$25.00	$132,250
Less: Discounts							(3,090)

Term preferred stock, net(C)							$129,160

As of March 31, 2019:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	25.00	57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(B)					5,290,000	$25.00	$132,250
Less: Discounts							(3,768)

Term preferred stock, net(C)							$128,482

(A)	Our Series D Term Preferred Stock is currently redeemable at our option and our Series E Term Preferred Stock is redeemable at our option any time after August 31, 2020.
(B)	As of March 31, 2020 and 2019, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 293.8% and 309.1%, respectively.
(C)

Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable preferred stock during the years ended March 31, 2020, 2019, and 2018:

For the Year Ended March 31, 2020:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock(A)
April 9, 2019	April 22, 2019	April 30, 2019	$0.13020833	$0.13281250
April 9, 2019	May 22, 2019	May 31, 2019	0.13020833	0.13281250
April 9, 2019	June 19, 2019	June 28, 2019	0.13020833	0.13281250
July 9, 2019	July 22, 2019	July 31, 2019	0.13020833	0.13281250
July 9, 2019	August 20, 2019	August 30, 2019	0.13020833	0.13281250
July 9, 2019	September 17, 2019	September 30, 2019	0.13020833	0.13281250
October 8, 2019	October 22, 2019	October 31, 2019	0.13020833	0.13281250
October 8, 2019	November 19, 2019	November 29, 2019	0.13020833	0.13281250
October 8, 2019	December 19, 2019	December 31, 2019	0.13020833	0.13281250
January 14, 2020	January 24, 2020	January 31, 2020	0.13020833	0.13281250
January 14, 2020	February 19, 2020	February 28, 2020	0.13020833	0.13281250
January 14, 2020	March 20, 2020	March 31, 2020	0.13020833	0.13281250

		Total	$1.56249996	$1.59375000

For the Year Ended March 31, 2019:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock(B)	Dividend per Share of Series C Term Preferred Stock(B)	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock(A)
April 10, 2018	April 20, 2018	April 30, 2018	$0.140625	$0.135417	$0.13020833	$—
April 10, 2018	May 22, 2018	May 31, 2018	0.140625	0.135417	0.13020833	—
April 10, 2018	June 20, 2018	June 29, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	July 20, 2018	July 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	August 21, 2018	August 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	September 19, 2018	September 28, 2018	—	—	0.13020833	—
September 6, 2018	September 19, 2018	September 28, 2018	—	—	—	0.17265625	(C)
October 9, 2018	October 19, 2018	October 31, 2018	—	—	0.13020833	0.13281250
October 9, 2018	November 20, 2018	November 30, 2018	—	—	0.13020833	0.13281250
October 9, 2018	December 20, 2018	December 31, 2018	—	—	0.13020833	0.13281250
January 8, 2019	January 18, 2019	January 31, 2019	—	—	0.13020833	0.13281250
January 8, 2019	February 20, 2019	February 28, 2019	—	—	0.13020833	0.13281250
January 8, 2019	March 20, 2019	March 29, 2019	—	—	0.13020833	0.13281250

		Total	$0.703125	$0.677085	$1.56249996	$0.96953125

For the Year Ended March 31, 2018:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
April 11, 2017	April 21, 2017	April 28, 2017	$0.140625	$0.135417	$0.13020833
April 11, 2017	May 19, 2017	May 31, 2017	0.140625	0.135417	0.13020833
April 11, 2017	June 21, 2017	June 30, 2017	0.140625	0.135417	0.13020833
July 11, 2017	July 21, 2017	July 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	August 21, 2017	August 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	September 20, 2017	September 29, 2017	0.140625	0.135417	0.13020833
October 10, 2017	October 20, 2017	October 31, 2017	0.140625	0.135417	0.13020833
October 10, 2017	November 20, 2017	November 30, 2017	0.140625	0.135417	0.13020833
October 10, 2017	December 19, 2017	December 29, 2017	0.140625	0.135417	0.13020833
January 9, 2018	January 22, 2018	January 31, 2018	0.140625	0.135417	0.13020833
January 9, 2018	February 16, 2018	February 28, 2018	0.140625	0.135417	0.13020833
January 9, 2018	March 20, 2018	March 30, 2018	0.140625	0.135417	0.13020833

		Total	$1.687500	$1.625004	$1.56249996

(A)	We issued our Series E Term Preferred Stock on August 22, 2018.
(B)	We voluntarily redeemed all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock on August 31, 2018.
(C)	Represents a combined dividend for the prorated month of August 2018, based upon the issuance date of our Series E Term Preferred Stock, combined with the full month of September 2018.

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

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2020 and 2019. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of March 31, 2020 and 2019, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of March 31,
	2020	2019
Series D Term Preferred Stock	$53,590	$58,535
Series E Term Preferred Stock	64,554	76,395

Total	$118,144	$134,930

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2020, we had the ability to issue up to $296.9 million of the securities registered under the registration statement.

Common Equity Offerings

In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc. (“Wedbush”), Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million in what is commonly referred to as an “at-the-market” program (“ATM Program”). This ATM Program replaced the February 2018 ATM Program discussed below. As of March 31, 2020, we had remaining capacity to sell up to $31.9 million of common stock under the December 2019 ATM Program.

During the year ended March 31, 2020, we sold 227,004 shares of our common stock under the December 2019 ATM Program with Wedbush at a weighted-average gross price of $13.80 per share and raised approximately $3.1 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.55 and resulted in total net proceeds of approximately $3.1 million. These sales were above our then current estimated NAV per share.

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

During the year ended March 31, 2019, we sold 168,824 shares of our common stock under the February 2018 ATM Program with Cantor at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then-current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding. In aggregate, the sales during the year ended March 31, 2019 were above our then-current estimated NAV per share.

During the year ended March 31, 2018, we sold 127,412 shares of our common stock under the February 2018 ATM Program with Cantor at a weighted-average gross price of $10.45 per share and raised approximately $1.3 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.24 and resulted in total net proceeds of approximately $1.3 million. These sales were below our then current estimated NAV per share during the sales period, with such discounts ranging from $0.01 per share to $0.07 per share, when comparing the sales price per share, after deducting commissions, to the then current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding.

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

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net (decrease) increase in net assets resulting from operations per weighted-average common share for the years ended March 31, 2020, 2019, and 2018:

	Year Ended March 31,
	2020	2019	2018
Numerator: net (decrease) increase in net assets resulting from operations	$(7,234)	$81,590	$60,687
Denominator: basic and diluted weighted-average common shares	32,865,840	32,807,597	32,268,776

Basic and diluted net (decrease) increase in net assets resulting from operations per weighted-average common share	$(0.22)	$2.49	$1.88

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90% of our Investment Company Taxable Income. The amount to be paid out as distributions to our stockholders is determined by our Board of Directors and is based upon management’s estimate of Investment Company Taxable Income and net long-term capital gains, as well as amounts to be distributed in accordance with Section 855(a) of the Code. Based on that estimate, our Board of Directors declares monthly distributions, and supplemental distributions, as appropriate, to stockholders each quarter and deemed distributions of long-term capital gains annually as of the end of the fiscal year, as applicable.

The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of cash distributions paid to our common stockholders during the calendar year ended December 31, 2019 was 67.8% from ordinary income and 32.2% from capital gains. The tax characterization of cash distributions paid to our common stockholders during the calendar year ended December 31, 2018 was 81.2% from ordinary income and 18.8% from capital gains.

We paid the following monthly distributions to our common stockholders for the years ended March 31, 2020, 2019 and 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	April 9, 2019	April 22, 2019	April 30, 2019	$0.068
	April 9, 2019	May 22, 2019	May 31, 2019	0.068
	April 9, 2019	June 5, 2019	June 14, 2019	0.090	(A)
	April 9, 2019	June 19, 2019	June 28, 2019	0.068
	July 9, 2019	July 22, 2019	July 31, 2019	0.068
	July 9, 2019	August 20, 2019	August 30, 2019	0.068
	July 9, 2019	September 4, 2019	September 13, 2019	0.030	(A)
	July 9, 2019	September 17, 2019	September 30, 2019	0.068
	October 8, 2019	October 22, 2019	October 31, 2019	0.068
	October 8, 2019	November 19, 2019	November 29, 2019	0.068
	October 8, 2019	December 3, 2019	December 13, 2019	0.090	(A)
	October 8, 2019	December 19, 2019	December 31, 2019	0.068
	January 14, 2020	January 24, 2020	January 31, 2020	0.070
	January 14, 2020	February 19, 2020	February 28, 2020	0.070
	January 14, 2020	March 20, 2020	March 31, 2020	0.070

		Year ended March 31, 2020:		$1.032

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	April 10, 2018	April 20, 2018	April 30, 2018	$0.067
	April 10, 2018	May 22, 2018	May 31, 2018	0.067
	April 10, 2018	June 6, 2018	June 15, 2018	0.060	(A)
	April 10, 2018	June 20, 2018	June 29, 2018	0.067
	July 10, 2018	July 20, 2018	July 31, 2018	0.067
	July 10, 2018	August 21, 2018	August 31, 2018	0.067
	July 10, 2018	September 19, 2018	September 28, 2018	0.067
	October 9, 2018	October 19, 2018	October 31, 2018	0.068
	October 9, 2018	November 20, 2018	November 30, 2018	0.068
	October 9, 2018	December 6, 2018	December 14, 2018	0.060	(A)
	October 9, 2018	December 20, 2018	December 31, 2018	0.068
	January 8, 2019	January 18, 2019	January 31, 2019	0.068
	January 8, 2019	February 20, 2019	February 28, 2019	0.068
	January 8, 2019	March 20, 2019	March 29, 2019	0.068

		Year ended March 31, 2019:		$0.930

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	April 11, 2017	April 21, 2017	April 28, 2017	$0.064
	April 11, 2017	May 19, 2017	May 31, 2017	0.064
	April 11, 2017	June 5, 2017	June 15, 2017	0.060	(A)
	April 11, 2017	June 21, 2017	June 30, 2017	0.064
	July 11, 2017	July 21, 2017	July 31, 2017	0.064
	July 11, 2017	August 21, 2017	August 31, 2017	0.064
	July 11, 2017	September 20, 2017	September 29, 2017	0.064
	October 10, 2017	October 20, 2017	October 31, 2017	0.065
	October 10, 2017	November 20, 2017	November 30, 2017	0.065
	October 10, 2017	December 5, 2017	December 15, 2017	0.060	(A)
	October 10, 2017	December 19, 2017	December 29, 2017	0.065
	January 9, 2018	January 22, 2018	January 31, 2018	0.065
	January 9, 2018	February 16, 2018	February 28, 2018	0.065
	January 9, 2018	March 20, 2018	March 30, 2018	0.065

		Year Ended March 31, 2018:		$0.894

(A)	Represents a supplemental distribution to common stockholders.

Aggregate cash distributions to our common stockholders declared and paid for the years ended March 31, 2020, 2019 and 2018 were $33.9 million, $30.5 million, and $28.9 million, respectively. For each of the fiscal years ended March 31, 2020, 2019, and 2018, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $17.9 million, $16.0 million, and $8.4 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for each of the fiscal years ended March 31, 2020, 2019, and 2018, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.3 million, $13.2 million, and $2.1 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. In order to use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the years ended March 31, 2020 and 2019, we elected to retain $38.0 million, or $1.15 per common share, and $50.0 million, or $1.52 per common share, respectively, of long-term capital gains and to treat them as deemed distributions to common stockholders. For the years ended March 31, 2020 and 2019, we incurred $8.0 million, or $0.24 per common share, and $10.5 million, or $0.32 per common share, respectively, of federal income taxes on behalf of common stockholders, which were included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations and in Other liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2020 and 2019, respectively.

In addition, we obtained clarification of the treatment of deemed distributions with respect to Virginia state taxes from the Virginia Department of Revenue, which ruled that Virginia state taxes are imposed. Related to this matter, we previously recorded a $3.0 million reserve for uncertain tax positions, which was included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations and in Other Liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of and for the year ended March 31, 2019. We will report and pay this amount with an amended Virginia tax return expected to be filed in the near future. As a result of the ruling, we also incurred $2.3 million of Virginia state taxes related to the deemed distribution for the year ended March 31, 2020, which was included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations and in Other Liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of and for the year ended March 31, 2020.

We had no deemed distributions during the year ended March 31, 2018.

The components of our net assets on a tax basis were as follows:

	Year Ended March 31,
	2020	2019
Common stock	$33	$33
Capital in excess of par value	401,023	366,422
Cumulative unrealized (depreciation) appreciation of investments	(44,598)	34,330
Undistributed ordinary income	17,877	15,979
Undistributed capital gain	5,336	13,225
Other temporary differences	(10,640)	(22,879)

Net Assets	$369,031	$407,110

For the years ended March 31, 2020 and 2019, we recorded the following adjustments for estimated permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Tax Year Ended March 31,
	2020	2019
Underdistributed net investment income	$2,142	$4,129
Accumulated net realized gain in excess of distributions	4,334	11,945
Capital in excess of par value	(6,476)	(16,074)

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. Because we have distributed or intend to distribute 100% of our Investment Company Taxable Income and net long-term capital gains, no income tax provisions have been recorded for the years ended March 31, 2020, 2019, and 2018.

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. We incurred an excise tax of $0.8 million, $0.3 million, and $0.2 million for the calendar years ended December 31, 2019, 2018 and 2017, respectively.

Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2020 and 2019.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation, or regulatory matters will have a material adverse effect on our financial condition, results of operation, or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of March 31, 2020 and 2019, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $2.3 million and $1.7 million as of March 31, 2020 and 2019, respectively.

Financial Commitments and Obligations

We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of March 31, 2020 and 2019 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of March 31, 2020 and 2019, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of March 31, 2020 and 2019 to be immaterial.

As of March 31, 2020, the following guaranty was outstanding:

•

A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and CCE. The Floor Plan Facility provides CCE with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers.

The following table summarizes the principal balances of unused line of credit commitments and guaranties as of March 31, 2020 and 2019, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of March 31,
	2020	2019
Unused line of credit commitments	$1,230	$1,259
Guaranty	1,000	1,000

Total	$2,230	$2,259

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended March 31,
	2020	2019	2018	2017	2016
Per Common Share Data:
Net asset value at beginning of year (A)	$12.40	$10.85	$9.95	$9.22	$9.18
Income from investment operations(B)
Net investment income	1.11	0.23	0.68	0.74	0.68
Net realized gain (loss) on investments and other	1.36	2.04	0.04	0.51	(0.15)
Taxes on deemed distributions of long-term capital gains	(0.31)	(0.41)	—	—	—
Net unrealized (depreciation) appreciation of investments and other	(2.38)	0.63	1.16	0.23	0.29

Total from investment operations	(0.22)	2.49	1.88	1.48	0.82

Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.75)	(0.69)	(0.84)	(0.75)	(0.64)
Cash distributions to common stockholders from realized gains(C)	(0.28)	(0.24)	(0.05)	—	(0.11)
Discounts, commissions, and offering costs	—	—	(0.03)	—	(0.01)
Net accretive (dilutive) effect of equity offering(D)	0.01	—	(0.04)	—	(0.03)

Total from equity capital activity	(1.02)	(0.93)	(0.96)	(0.75)	(0.79)

Other, net(B)(E)	0.01	(0.01)	(0.02)	—	0.01

Net asset value at end of year(A)	$11.17	$12.40	$10.85	$9.95	$9.22

Per common share market value at beginning of year	$11.60	$10.10	$9.07	$7.02	$7.40
Per common share market value at end of year	7.85	11.60	10.10	9.07	7.02
Total investment return(F)	(26.23)%	24.95%	21.82%	41.58%	4.82%
Common stock outstanding at end of year(A)	33,049,463	32,822,459	32,653,635	30,270,958	30,270,958

Statement of Assets and Liabilities Data:
Net assets at end of year	$369,031	$407,110	$354,200	$301,082	$279,022
Average net assets(G)	404,336	391,786	328,533	294,030	276,293

Senior Securities Data:
Total borrowings, at cost	$54,296	$58,096	$112,096	$74,796	$100,096
Mandatorily redeemable preferred stock(H)	132,250	132,250	139,150	139,150	121,650

Ratios/Supplemental Data:
Ratio of net expenses to average net assets(I)	6.32%	13.30%	11.08%	10.02%	10.94%
Ratio of net investment income to average net assets(J)	8.99	1.92	6.68	7.63	7.50

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding year, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding year.
(C)

The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.

(D)

During the year ended March 31, 2020, the accretive effect is the result of issuing common shares at a price above the then current NAV per share. During the years ended March 31, 2018 and 2016, the net dilutive effect is the result of issuing common shares at a price below the then current NAV per share.

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

(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets would have been 9.12%, 16.45%, 14.11%, 13.46%, and 14.50%, for the fiscal years ended March 31, 2020, 2019, 2018, 2017, and 2016, respectively. Had we included Virginia state taxes incurred on the deemed distributions of retained capital gains for the fiscal year ended March 31, 2020 and 2019, the ratio of net expenses to average net assets would have been 6.89% and 14.07%, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets would have been 6.20%, (1.22)%, 3.66%, 4.19%, and 3.94%, for the fiscal years ended March 31, 2020, 2019, 2018, 2017, and 2016, respectively.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

Year ended March 31, 2020	Quarter Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Total investment income	$17,310	$16,636	$15,996	$11,982
Net investment income	8,855	6,583	6,158	14,766
Net increase (decrease) in net assets resulting from operations	6,046	11,004	13,318	(37,602)
Net increase (decrease) in net assets resulting from operations per weighted-average common share – basic & diluted	0.18	0.34	0.41	(1.15)

Year ended March 31, 2019	Quarter Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Total investment income	$15,504	$13,091	$14,965	$16,103
Net investment income (loss)	58	(3,994)	6,022	5,455
Net increase in net assets resulting from operations	32,327	30,364	16,491	2,408
Net increase in net assets resulting from operations per weighted-average common share – basic & diluted	0.99	0.93	0.50	0.06

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

We had one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the years ended March 31, 2020, 2019 and 2018. Accordingly, pursuant to Rule 3-09 of Regulation S-X, audited and unaudited financial statements, as applicable, for Galaxy have been included as exhibits to this Form 10-K.

NOTE 15. SUBSEQUENT EVENTS

Distributions and Dividends

In April 2020, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
April 24, 2020	April 30, 2020	$0.07		$0.13020833	$0.13281250
May 19, 2020	May 29, 2020	0.07		0.13020833	0.13281250
June 8, 2020	June 17, 2020	0.09	(A)	—	—
June 19, 2020	June 30, 2020	0.07		0.13020833	0.13281250

	Total for the Quarter:	$0.30		$0.39062499	$0.39843750

(A)	Represents a supplemental distribution to common stockholders.

COVID-19 Impact

We continue to closely monitor and work with our portfolio companies to navigate the significant challenges created by the COVID-19 pandemic and are focused on ensuring the safety of the Adviser’s and Administrator’s personnel and of the employees of our portfolio companies, while also managing our ongoing business activities. While we are closely monitoring all of our portfolio companies, our portfolio continues to be diverse from a geographic and industry perspective. Through proactive measures and continued diligence, the management teams of our portfolio companies continue to demonstrate their ability to respond effectively and efficiently to the challenges posed by COVID-19 and related orders imposed by state and local governments. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of March 31, 2020 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Independent Registered Public Accounting Firm

Not Applicable.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Executive Compensation” and “Director Compensation For Fiscal 2020.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2020 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock Due 2023, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

3.1.b	Certificate of Designation of 6.375% Series E Cumulative Term Preferred Stock Due 2025, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.25% Series D Cumulative Term Preferred Stock Due 2023 Stock Certificate, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

4.3	Specimen 6.375% Series E Cumulative Term Preferred Stock Due 2025 Stock Certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

4.4	Description of Securities, incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K (File No. 814-00704), filed May 13, 2019.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

10.2	Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit j to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.3	Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 814-00704), filed June 14, 2006.

10.4	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 814-00704), filed June 14, 2006.

10.5	Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated October 19, 2006, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.6	Amendment No. 1 to Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated April 14, 2009, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.7	Fifth Amended and Restated Credit Agreement, dated as of April 30, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, the Financial Institutions as party thereto, and Key Equipment Finance, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 2, 2013.

10.8	Joinder Agreement, dated as of June 12, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and EverBank Commercial Finance, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.9	Joinder Agreement, dated as of June 12, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and AloStar Bank of Commerce, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.10	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, the Financial Institutions as party thereto, and Key Equipment Finance, a division of KeyBank National Association, by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed June 30, 2014.

10.11	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and East West Bank, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.12	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Manufacturers and Traders Trust, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.13	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Customers Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.14	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Talmer Bank and Trust, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.15	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated November 16, 2016, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Keybank National Association, AloStar Bank of Commerce, Manufacturers and Traders Trust, East West Bank, Chemical Bank (as successor in interest to Talmer Bank and Trust) and Customers Bank, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 811-23191), filed November 17, 2016.

10.16	Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated January 20, 2017, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Keybank National Association, AloStar Bank of Commerce, Manufacturers and Traders Trust, East West Bank, Chemical Bank (as successor in interest to Talmer Bank and Trust) and Customers Bank, incorporated by reference to Exhibit 2.k.12 to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-204996), filed May 11, 2017.

10.17	Amendment No. 4 to Fifth Amended and Restated Credit Agreement, dated as of August 22, 2018 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 23, 2018.

14	Code of Ethics and Business Conduct, updated January 28, 2013, incorporated by reference to Exhibit 2.r to the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181979), filed June 7, 2013.

21*	Subsidiaries of the Registrant.

23.1*	Consent of Registered Public Accounting Firm

23.2*	Consent of Independent Auditor

31.1*	Certification of Chief Executive Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Report of Registered Public Accounting Firm

99.2*	Financial Statements of Galaxy Tool Holding Corporation and Subsidiary as of and for the years ended December 31, 2019 and 2018.

99.3*	Financial Statements of Galaxy Tool Holding Corporation and Subsidiary as of and for the years ended December 31, 2018 and 2017 (unaudited).

*	Filed herewith
†	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 12, 2020	By:	/s/ JULIA RYAN
Julia Ryan
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 12, 2020	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 12, 2020	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman and Chief Operating Officer

Date: May 12, 2020	By:	/s/ JULIA RYAN
Julia Ryan
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 12, 2020	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 12, 2020	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 12, 2020	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 12, 2020	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

Date: May 12, 2020	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

Date: May 12, 2020	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(T)	Amount of Investment Income(H)	Value as of March 31, 2019	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2020
AFFILIATE INVESTMENTS – 67.0%
Secured First Lien Debt – 36.8%
Automobile – 0.0%
Meridian Rack & Pinion, Inc. – Term Debt(N)	$—	$(9,659)	$—	$5,796	$—	$(9,660)	$3,864	$—
Beverage, Food, and Tobacco – 2.5%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2021)	9,050	—	1,166	9,050	—	—	—	9,050
Diversified/Conglomerate Manufacturing – 6.4%
D.P.M.S., Inc. – Line of Credit, $250 Available (L+6.5%, 9.0% Cash (0.5% Unused Fee), Due 10/2021)	1,250	—	53	—	1,250	—	—	1,250
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(M)	10,796	—	1,098	7,115	—	—	3,681	10,796
Edge Adhesives Holdings, Inc. – Line of Credit, $0 available (L+8.0%, 10.0% Cash, Due 5/2020)(O)	420	—	37	—	1,200	(780)	(25)	395
Edge Adhesives Holdings, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)	9,300	—	1,199	8,951	—	—	(209)	8,742
Edge Adhesives Holdings, Inc. – Term Debt (L+11.8%, 13.8% Cash, Due 2/2022)	3,000	—	425	2,902	—	—	(82)	2,820

		—	2,812	18,968	2,450	(780)	3,365	24,003
Diversified/Conglomerate Services – 14.0%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)	22,000	—	2,947	22,000	—	—	—	22,000
The Maids International, LLC – Line of Credit, $0 available (L+7.5%, 9.5% Cash (0.3% Unused Fee), Due 3/2021)(O)	1,000	—	6	—	1,000	—	—	1,000
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(O)	28,560	—	267	—	28,560	—	—	28,560
J.R. Hobbs Co. – Atlanta, LLC – Term Debt(S)	—	—	—	36,000	—	(36,000)	—	—

		—	3,220	58,000	29,560	(36,000)	—	51,560

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(T)	Amount of Investment Income(H)	Value as of March 31, 2019	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2020
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Brunswick Bowling Products, Inc. – Term Debt	17,700	$—	$4,374	$17,700	$—	$(17,700)	$—	$—
Old World Christmas, Inc. – Term Debt(N)	—	—	601	15,770	—	(15,770)	—	—

		—	4,975	33,470	—	(33,470)	—	—
Leisure, Amusement, Motion Pictures, and Entertainment – 2.4%
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)	538	—	—	538	—	—	—	538
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.0% Cash, Due 8/2022)(K)	8,399	—	—	8,399	—	—	—	8,399

		—	—	8,937	—	—	—	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 7.2%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 4/2021)	3,400	—	235	2,500	900	—	—	3,400
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.0% Cash, Due 8/2022)	23,100	—	3,295	23,100	—	—	—	23,100

		—	3,530	25,600	900	—	—	26,500
Telecommunications – 4.3%
B+T Group Acquisition, Inc. – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(K)	2,800	—	196	1,225	1,715	(140)	(168)	2,632
B+T Group Acquisition, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(K)	14,000	—	1,416	14,000	—	—	(840)	13,160

		—	1,612	15,225	1,715	(140)	(1,008)	15,792

Total Secured First Lien Debt		$(9,659)	$17,315	$175,046	$34,625	$(80,050)	$6,221	$135,842

Secured Second Lien Debt – 17.7%
Chemicals, Plastics, and Rubber – 4.5%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 13.5% Cash, Due 1/2024)(K)	26,618	$—	$—	$16,641	$—	$—	$96	$16,737

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(T)	Amount of Investment Income(H)	Value as of March 31, 2019	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2020
Diversified/Conglomerate Services – 12.5%
J.R. Hobbs Co. – Atlanta, LLC – Line of Credit, $0 available (L+6.0%, 8.0% Cash, Due 10/2024)(O)	$10,000	$—	$764	$—	$10,000	$—	$—	$10,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024)(S)	36,000	—	4,499	—	36,000	—	—	36,000

		—	5,263	—	46,000	—	—	46,000
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co. – Term Debt(N)	—	—	4,490	12,032	—	(12,215)	183	—
Alloy Die Casting Co. – Term Debt(N)	—	—	4	172	—	(175)	3	—
Alloy Die Casting Co. – Term Debt(N)	—	—	23	896	—	(910)	14	—

		—	4,517	13,100	—	(13,300)	200	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.7%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(K)	11,700	—	—	5,169	—	—	(2,597)	2,572

Total Secured Second Lien Debt		$—	$9,780	$34,910	$46,000	$(13,300)	$(2,301)	$65,309

Preferred Equity – 11.5%
Automobile – 0.0%
Meridian Rack & Pinion, Inc. – Preferred Stock(N)	—	$(3,381)	$—	$—	$—	$(3,382)	$3,382	$—
Beverage, Food, and Tobacco – 0.9%
Head Country, Inc. – Preferred Stock	4,000	—	—	2,887	—	—	608	3,495
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock	78,598	—	—	—	2,000	—	(2,000)	—

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(T)	Amount of Investment Income(H)	Value as of March 31, 2019	Gross Additions (I)	Gross Reductions (J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2020
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co. – Preferred Stock(N)	—	$2,779	$—	$7,616	$—	$(5,114)	$(2,502)	$—
Channel Technologies Group, LLC – Preferred Stock	2,279	—	—	—	—	—	—	—
Edge Adhesives Holdings, Inc. – Preferred Stock	8,199	—	—	—	4,425	—	(4,425)	—

		2,779	—	7,616	4,425	(5,114)	(6,927)	—
Diversified/Conglomerate Services – 3.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock	67,490	—	—	8,526	—	—	(261)	8,265
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock	10,920	—	—	17,822	5,000	—	(22,822)	—
The Maids International, LLC –Preferred Stock(O)	6,640	—	—	—	6,640	—	(1,301)	5,339

		—	—	26,348	11,640	—	(24,384)	13,604
Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.3%
Brunswick Bowling Products, Inc. – Preferred Stock(P)	—	—	—	23,747	—	(4,943)	(18,804)	—
Old World Christmas, Inc. – Preferred Stock	6,180	—	—	15,909	—	—	3,679	19,588

		—	—	39,656	—	(4,943)	(15,125)	19,588
Leisure, Amusement, Motion Pictures, and Entertainment – 0.1%
SOG Specialty Knives & Tools, LLC – Preferred Stock	14,949	—	—	139	3,700	—	(3,449)	390
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.6%
The Mountain Corporation – Preferred Stock	6,899	—	—	—	—	—	—	—
Pioneer Square Brands, Inc. – Preferred Stock	5,502	—	—	8,960	—	—	(3,200)	5,760

		—	—	8,960	—	—	(3,200)	5,760

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(T)	Amount of Investment Income(H)	Value as of March 31, 2019	Gross Additions (I)	Gross Reductions (J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2020
Telecommunications – 0.0%
B+T Group Acquisition, Inc. – Preferred Stock	14,304	—	—	—	526	—	(526)	—

Total Preferred Equity		$(602)	$—	$85,606	$22,291	$(13,439)	$(51,621)	$42,837

Common Equity/Equivalents – 1.0%
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co. – Common Stock(N)	—	$17,576	—	$1,551	$—	$(41)	$(1,510)	$—
Channel Technologies Group, LLC – Common Stock	2,319,184	—	—	—	—	—	—	—
D.P.M.S., Inc. – Common Stock	627	—	—	—	—	—	—	—

		17,576	—	1,551	—	(41)	(1,510)	—
Diversified/Conglomerate Services – 1.0%
Nth Degree Investment Group, LLC – Common Stock(R)	14,360,000	—	—	—	1,219	—	2,430	3,649
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock	751	—	—	—	—	—	—	—
Telecommunications – 0.0%
B+T Group Acquisition, Inc. –Common Stock Warrants	3.5%	—	—	—	—	—	—	—

Total Common Equity/Equivalents		$17,576	$—	$1,551	$1,219	$(41)	$920	$3,649

TOTAL AFFILIATE INVESTMENTS		$7,315	$27,095	$297,113	$104,135	$(106,830)	$(46,781)	$247,637

CONTROL INVESTMENTS – 7.2%:
Secured Second Lien Debt – 2.8%
Aerospace and Defense – 2.8%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2021)	$5,000	$—	340	$5,000	$—	$—	$—	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2021)	5,000	—	508	5,000	—	—	—	5,000

		$—	$848	$10,000	$—	$—	$—	$10,000

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(T)	Amount of Investment Income(H)	Value as of March 31, 2019	Gross Additions (I)	Gross Reductions (J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2020
Preferred Equity – 4.4%
Aerospace and Defense – 4.4%
Galaxy Tool Holding Corporation – Preferred Stock	5,517,444	$—	$—	$3,309	$—	$(1)	$12,850	$16,158
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock	88,843	$—	$—	$—	$—	$—	$—	$—

TOTAL CONTROL INVESTMENTS		$—	$848	$13,309	$—	$(1)	$12,850	$26,158

TOTAL AFFILIATE AND CONTROL INVESTMENTS		$7,315	$27,943	$310,422	$104,135	$(106,831)	$(33,931)	$273,795

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

(A)

Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $496.4 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2019, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.

(B)	Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted.
(C)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”), which was 1.0% as of March 31, 2020. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2020.
(E)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the Financial Accounting Standards Board Accounting Standard Codification Topic 820, “Fair Value Measurements and Disclosures” fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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
(H)

Represents the total amount of interest, dividend, success fee, or other investment income credited to income for the portion of the year an investment was an affiliate investment or control investment and on accrual status, as appropriate.

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

(K)	Debt security is on non-accrual status.
(L)	Debt security does not have a stated current interest rate.
(M)	Debt security has a fixed interest rate.
(N)	Investment was exited/paid off during the year ended March 31, 2020.
(O)	New investment during the year ended March 31, 2020.
(P)	Brunswick Bowling Products, Inc. was transferred to Non-Control/Non-Affiliate investments during the year ended March 31, 2020.
(R)	Nth Degree Investment Group, LLC was transferred from Non-Control/Non-Affiliate investments during the year ended March 31, 2020.
(S)	J.R. Hobbs Co. – Atlanta, LLC’s term debt was transferred from first lien to second lien debt during the year ended March 31, 2020.
(T)	Net realized gain (loss) excludes amounts related to portfolio companies no longer in the portfolio for the periods presented.

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