Form 10-Q
period 2020-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2020-07-28
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of July 27, 2020 was 33,205,023.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,	March 31,
	2020	2020

ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $276,694 and $276,589, respectively)	$283,295	$292,129
Affiliate investments (Cost of $311,681 and $311,481, respectively)	249,195	247,637
Control investments (Cost of $21,512 and $21,512 respectively)	28,852	26,158
Cash and cash equivalents	1,773	2,778
Restricted cash and cash equivalents	1,296	1,282
Interest receivable	2,473	3,429
Due from administrative agent	1,331	771
Deferred financing costs, net	863	991
Other assets, net	1,596	1,202

TOTAL ASSETS	$570,674	$576,377

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $59,500 and $49,200, respectively)	$59,500	$49,200
Secured borrowing	5,096	5,096

Total borrowings	64,596	54,296
Mandatorily redeemable preferred stock, $0.001 par value per share, $25.00 liquidation preference per share; 8,990,000 and 6,500,000 shares authorized; 5,385,475 and 5,290,000 shares issued and outstanding, respectively, net	131,629	129,160
Accounts payable and accrued expenses	1,417	1,222
Fees due to Adviser(A)	7,491	7,178
Fee due to Administrator(A)	734	582
Other liabilities	3,938	14,908

TOTAL LIABILITIES	$209,805	$207,346

Commitments and contingencies(B)
NET ASSETS	$360,869	$369,031

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 33,205,023 and 33,049,463 shares issued and outstanding, respectively	$33	$33
Capital in excess of par value	402,589	401,023
Cumulative net unrealized depreciation of investments	(48,545)	(43,658)
Underdistributed net investment income	2,722	6,370
Accumulated net realized gain in excess of distributions	4,070	5,263

Total distributable earnings	(41,753)	(32,025)

TOTAL NET ASSETS	$360,869	$369,031

NET ASSET VALUE PER SHARE AT END OF PERIOD	$10.87	$11.17

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2020	2019
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$5,964	$5,840
Affiliate investments	4,348	5,809
Control investments	209	214
Cash and cash equivalents	4	12

Total interest income	10,525	11,875
Dividend income
Non-Control/Non-Affiliate investments	—	2,115
Affiliate investments	—	3,080

Total dividend income	—	5,195
Success fee income
Non-Control/Non-Affiliate investments	182	240

Total success fee income	182	240

Total investment income	10,707	17,310

EXPENSES
Base management fee(A)	2,856	3,171
Loan servicing fee(A)	1,709	1,752
Incentive fee(A)	(754)	1,569
Administration fee(A)	446	314
Interest expense on borrowings	917	1,059
Dividends on mandatorily redeemable preferred stock	2,102	2,090
Amortization of deferred financing costs and discounts	374	373
Professional fees	571	504
Other general and administrative expenses	757	597

Expenses before credits from Adviser	8,978	11,429

Credits to base management fee – loan servicing fee(A)	(1,709)	(1,752)
Credits to fees from Adviser—other(A)	(735)	(1,222)

Total expenses, net of credits to fees	6,534	8,455

NET INVESTMENT INCOME	4,173	8,855

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	13	530
Affiliate investments	740	3

Total net realized gain	753	533
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(8,938)	(766)
Affiliate investments	1,358	499
Control investments	2,693	(2,780)
Other	—	(295)

Total net unrealized depreciation	(4,887)	(3,342)

Net realized and unrealized loss	(4,134)	(2,809)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$39	$6,046

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2020	2019
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.13	$0.27

Net increase in net assets resulting from operations	$—	$0.18

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,091,662	32,822,459

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2020	2019
NET ASSETS, MARCH 31	$369,031	$407,110
OPERATIONS
Net investment income	4,173	8,855
Net realized gain on investments	753	533
Net unrealized depreciation of investments	(4,887)	(3,047)
Net unrealized appreciation of other	—	(295)

Net increase in net assets from operations	39	6,046

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.28 and $0.20 per share, respectively)	(9,272)	(6,523)
Distributions to common stockholders from net realized gains ($0.02 and $0.09 per share, respectively)	(666)	(3,127)

Net decrease in net assets from distributions	(9,938)	(9,650)

CAPITAL ACTIVITY
Issuance of common stock	1,772	—
Discounts, commissions, and offering costs for issuance of common stock	(35)	—

Net increase in net assets from capital activity	1,737	—

NET DECREASE IN NET ASSETS	(8,162)	(3,604)

NET ASSETS, JUNE 30	$360,869	$403,506

(A)	Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$39	$6,046
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(300)	(51,230)
Principal repayments of investments	—	32,986
Net proceeds from the sale of investments	620	8,494
Net realized gain on investments	(753)	(533)
Net unrealized depreciation of investments	4,887	3,047
Net unrealized appreciation of other	—	295
Amortization of premiums, discounts, and acquisition costs, net	(5)	(5)
Amortization of deferred financing costs and discounts	374	373
Bad debt expense, net of recoveries	74	103
Changes in assets and liabilities:
Decrease (increase) in interest receivable	912	(292)
(Increase) decrease in due from administrative agent	(560)	386
(Increase) decrease in other assets, net	(231)	549
Increase (decrease) in accounts payable and accrued expenses	185	(143)
Increase (decrease) in fees due to Adviser(A)	313	(130)
Increase (decrease) in fee due to Administrator(A)	152	(30)
Decrease in other liabilities	(10,837)	(10,228)

Net cash used in operating activities	(5,130)	(10,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,772	—
Discounts, commissions, and offering costs for issuance of common stock	(31)	—
Proceeds from line of credit	18,200	74,500
Repayments on line of credit	(7,900)	(54,000)
Proceeds from issuance of mandatorily redeemable preferred stock	2,321	—
Deferred financing and offering costs	(285)	(125)
Distributions paid to common stockholders	(9,938)	(9,650)

Net cash provided by financing activities	4,139	10,725

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(991)	413

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,060	3,605

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$3,069	$4,018

CASH PAID FOR INTEREST	$554	$703

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 78.3%
Secured First Lien Debt – 49.0%
Containers, Packaging, and Glass – 2.6%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 3/2021)(L)	$9,500	$9,500	$9,500

Diversified/Conglomerate Manufacturing – 1.0%
Phoenix Door Systems, Inc. – Line of Credit, $280 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2021)(L)	470	470	470
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(L)	3,200	3,200	3,200

		3,670	3,670
Diversified/Conglomerate Services – 24.0%
Bassett Creek Services, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(K)	37,500	37,500	35,438
Counsel Press, Inc. – Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(L)	5,500	5,500	5,500
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(G)(L)	27,700	27,700	27,700

		88,700	86,638

Healthcare, Education, and Childcare – 5.5%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023)(L)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.8%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	6,850	6,850	6,850

		24,550	24,550
Leisure, Amusement, Motion Pictures, and Entertainment – 6.0%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	8,500	8,500	8,500

		21,581	21,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.1%
SBS Industries Holdings, Inc. – Term Debt (L+5.0%, 7.0% Cash, Due 11/2024)(L)	11,355	11,355	11,355

Total Secured First Lien Debt		$179,356	$177,294

Secured Second Lien Debt – 11.5%
Automobile – 1.0%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,720
Country Club Enterprises, LLC – Guaranty ($1,000)(T)	—	—	—

		4,000	3,720
Cargo Transport – 3.5%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(K)	13,000	12,956	12,740

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.7%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2025)(H)(L)	13,300	13,300	13,300

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.3%
SBS Industries Holdings, Inc. – Term Debt (L+12.0%, 14.0% Cash, Due 11/2024)(L)	11,736	11,736	11,736

Total Secured Second Lien Debt		$41,992	$41,496

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Preferred Equity – 15.0%
Containers, Packaging, and Glass – 0.4%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1,428

Diversified/Conglomerate Services – 5.6%
Bassett Creek Services, Inc. – Preferred Stock(C)(L)	4,900	4,900	—
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	19,853
Horizon Facilities Services, Inc. – Preferred Stock(C)(L)	10,080	10,080	494

		21,975	20,347

Healthcare, Education, and Childcare – 1.7%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	5,999

Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.3%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	15,232
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	7,676

		14,526	22,908

Leisure, Amusement, Motion Pictures, and Entertainment – 1.0%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	3,480

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Preferred Stock(C)(L)	27,705	2,771	—

Total Preferred Equity		$53,205	$54,162

Common Equity/Equivalents – 2.8%
Cargo Transport – 0.0%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$—

Containers, Packaging, and Glass – 2.7%
Frontier Packaging, Inc. – Common Stock(C)(L)	153	153	9,816

Diversified/Conglomerate Manufacturing – 0.1%
Phoenix Door Systems, Inc. – Common Stock(C)(L)	2,515	1,200	479

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Common Stock(C)(L)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	12,180	58	48

Total Common Equity/Equivalents		$2,141	$10,343

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Total Non-Control/Non-Affiliate Investments		$276,694	$283,295

AFFILIATE INVESTMENTS(O) – 68.9%
Secured First Lien Debt – 37.4%
Beverage, Food, and Tobacco – 2.5%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2021)(L)	$9,050	$9,050	$9,050

Diversified/Conglomerate Manufacturing – 6.6%
D.P.M.S., Inc. – Line of Credit, $250 available (L+6.5%, 9.0% Cash (0.5% Unused Fee), Due 10/2021)(L)	1,250	1,250	1,250
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	10,796	10,796	10,412
Edge Adhesives Holdings, Inc.(M) – Line of Credit, $600 available (L+8.0%, 10.0% Cash, Due 12/2020)(K)	420	420	403
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)(K)	9,300	9,300	8,928
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2022)(K)	3,000	3,000	2,880

		24,766	23,873
Diversified/Conglomerate Services – 14.3%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
The Maids International, LLC – Line of Credit, $0 available (L+6.0%, 8.0% Cash (0.3% Unused Fee), Due 3/2021)(L)	1,000	1,000	1,000
The Maids International, LLC – Term Debt (L+6.5%, 8.0% Cash, Due 3/2025)(L)	28,560	28,560	28,560

		51,560	51,560

Leisure, Amusement, Motion Pictures, and Entertainment – 2.4%
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.0% Cash, Due 8/2022)(G)(L)	8,399	8,399	8,399

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 7.3%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 4/2021)(G)(L)	3,400	3,400	3,400
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.0% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		26,500	26,500
Telecommunications – 4.3%
B+T Group Acquisition, Inc.(M) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	2,800	2,800	2,569
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	14,000	14,000	12,845

		16,800	15,414

Total Secured First Lien Debt		$137,613	$135,334

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Secured Second Lien Debt – 17.9%
Chemicals, Plastics, and Rubber – 4.7%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 13.5% Cash, Due 1/2024)(G)(L)	$26,618	$26,618	$17,114

Diversified/Conglomerate Services – 12.8%
J.R. Hobbs Co. – Atlanta, LLC – Line of Credit, $0 available (L+6.0%, 8.0% Cash, Due 10/2024)(L)	10,000	10,000	10,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024)(L)	36,000	36,000	36,000

		46,000	46,000

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.4%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	1,498
The Mountain Corporation – Delayed Draw Term Debt, $1,300 available (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	200	200	26

		11,900	1,524

Total Secured Second Lien Debt		$84,518	$64,638

Preferred Equity – 13.6%
Beverage, Food, and Tobacco – 1.2%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	$4,000	$4,377

Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	58,598	11,730	—

Diversified/Conglomerate Manufacturing – 0.4%
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	8,199	8,199	1,445

		10,040	1,445
Diversified/Conglomerate Services – 3.4%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	6,912
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(L)	6,640	6,640	5,445

		24,309	12,357

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.6%
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	20,369

Leisure, Amusement, Motion Pictures, and Entertainment – 0.2%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	14,949	14,949	567

Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.8%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	10,108

		12,399	10,108

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	14,304	4,722	—

Total Preferred Equity		$88,329	$49,223

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Common Equity/Equivalents – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	$—	$—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		1	—

Diversified/Conglomerate Services – 0.0%
Nth Degree Investment Group, LLC – Common Stock(C)(L)	14,360,000	1,219	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Common Stock Warrant(C)(L)	3.5%	—	—

Total Common Equity/Equivalents		$1,221	$—

Total Affiliate Investments		$311,681	$249,195

CONTROL INVESTMENTS(P) – 8.0%:
Secured Second Lien Debt – 2.8%
Aerospace and Defense – 2.8%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2021)(L)	$5,000	$5,000	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2021)(L)	5,000	5,000	5,000

		$10,000	$10,000

Preferred Equity – 5.2%
Aerospace and Defense – 5.2%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$18,852

Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$28,852

TOTAL INVESTMENTS – 155.2%		$609,887	$561,342

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $456.7 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2020, our investment in Funko Acquisition Holdings, LLC (“Funko”) was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.2% as of June 30, 2020. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2020.
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
(H)

$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2020.

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
(S)

Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible into class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Preferred Equity – 16.5%
Containers, Packaging, and Glass – 0.4%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1.400

Diversified/Conglomerate Services – 6.3%
Bassett Creek Services, Inc. – Preferred Stock(C)(L)	4,900	4,900	—
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	20,593
Horizon Facilities Services, Inc. – Preferred Stock(C)(L)	10,080	10,080	2,699

		21,975	23,292
Healthcare, Education, and Childcare – 1.5%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	5,563

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.1%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	19,848
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	6,419

		14,526	26,267
Leisure, Amusement, Motion Pictures, and Entertainment – 1.2%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	4,332

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Preferred Stock(C)(L)	27,705	2,771	—

Total Preferred Equity		$53,205	$60,854

Common Equity/Equivalents – 3.0%
Cargo Transport – 0.2%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$771

Containers, Packaging, and Glass – 2.6%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	9,460

Diversified/Conglomerate Manufacturing– 0.2%
Phoenix Door Systems, Inc. – Common Stock(C)(L)	2,515	1,200	574

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Common Stock(C)(L)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	12,180	59	33

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Total Common Equity/Equivalents		$2,141	$10,838

Total Non-Control/Non-Affiliate Investments		$276,589	$292,129

AFFILIATE INVESTMENTS(O) – 67.0%
Secured First Lien Debt – 36.8%
Beverage, Food, and Tobacco – 2.5%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2021)(L)	9,050	9,050	9,050

Diversified/Conglomerate Manufacturing – 6.4%
D.P.M.S., Inc. – Line of Credit, $250 available (L+6.5%, 9.0% Cash (0.5% Unused Fee), Due 10/2021)(L)	1,250	1,250	1,250
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	10,796	10,796	10,796
Edge Adhesives Holdings, Inc.(M) – Line of Credit, $600 available (L+8.0%, 10.0% Cash, Due 5/2020)(K)	420	420	395
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)(K)	9,300	9,300	8,742
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2022)(K)	3,000	3,000	2,820

		24,766	24,003

Diversified/Conglomerate Services – 14.0%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
The Maids International, LLC – Line of Credit, $0 available (L+7.5%, 9.5% Cash (0.3% Unused Fee), Due 3/2021)(L)	1,000	1,000	1,000
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(L)	28,560	28,560	28,560

		51,560	51,560

Leisure, Amusement, Motion Pictures, and Entertainment – 2.4%
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.0% Cash, Due 8/2022)(G)(L)	8,399	8,399	8,399

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 7.2%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 4/2021)(L)	3,400	3,400	3,400
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.0% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		26,500	26,500

Telecommunications – 4.3%
B+T Group Acquisition, Inc.(M) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	2,800	2,800	2,632
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	14,000	14,000	13,160

		16,800	15,792

Total Secured First Lien Debt		$137,613	$135,842

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Total Preferred Equity		$88,329	$42,837

Common Equity/Equivalents – 1.0%
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		1	—

Diversified/Conglomerate Services – 1.0%
Nth Degree Investment Group, LLC – Common Stock(C)(L)	14,360,000	1,219	3,649

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Common Stock Warrants(C)(L)	3.5%	—	—

Total Common Equity/Equivalents		$1,221	$3,649

Total Affiliate Investments		$311,481	$247,637

CONTROL INVESTMENTS(P) – 7.2%:
Secured Second Lien Debt – 2.8%
Aerospace and Defense – 2.8%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2021)(L)	$5,000	$5,000	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2021)(L)	5,000	5,000	5,000

		$10,000	$10,000

Preferred Equity – 4.4%
Aerospace and Defense – 4.4%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$16,158

Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$26,158

TOTAL INVESTMENTS – 153.6%(V)		$609,582	$565,924

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $496.4 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2020, our investment in Funko was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR, which was 1.0% as of March 31, 2020. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

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
(S)

Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible into class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(T)	Reserved.
(U)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
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

JUNE 30, 2020

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2021 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on May 12, 2020.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2020, our loans to B+T Group Acquisition, Inc. (“B+T”), Horizon Facilities Services, Inc. (“Horizon”), The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC (“SOG”) were on non-accrual status, with an aggregate debt cost basis of $94.8 million, or 20.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $73.6 million, or 17.2% of the fair value of all debt investments in our portfolio. As of March 31, 2020, certain of our loans to B+T, The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $63.5 million, or 14.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $43.5 million, or 10.1% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of June 30, 2020 and March 31, 2020, we did not have any loans with a PIK interest component.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value” (“ASU 2018-13”), which modifies the disclosure requirements in ASC 820. ASU 2018-13 was effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted, and we adopted ASU 2018-13 effective April 1, 2020. The adoption of ASU 2018-13 did not have a material impact on our financial position, results of operations or cash flows.

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

As of June 30, 2020 and March 31, 2020, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and March 31, 2020, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of June 30, 2020:
Secured first lien debt	$312,628	$—	$—		$312,628
Secured second lien debt	116,134	—	—		116,134
Preferred equity	122,237	—	—		122,237
Common equity/equivalents	10,343	—	48	(A)	10,295

Total Investments at June 30, 2020	$561,342	$—	$48		$561,294

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2020:
Secured first lien debt	$308,248	$—	$—		$308,248
Secured second lien debt	123,340	—	—		123,340
Preferred equity	119,849	—	—		119,849
Common equity/equivalents	14,487	—	33	(A)	14,454

Total Investments at March 31, 2020	$565,924	$—	$33		$565,891

(A)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of June 30, 2020 and March 31, 2020, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	June 30, 2020	March 31, 2020
Non-Control/Non-Affiliate Investments
Secured first lien debt	$177,294	$172,406
Secured second lien debt	41,496	48,031
Preferred equity	54,162	60,854
Common equity/equivalents(A)	10,295	10,805

Total Non-Control/Non-Affiliate Investments	283,247	292,096

Affiliate Investments
Secured first lien debt	135,334	135,842
Secured second lien debt	64,638	65,309
Preferred equity	49,223	42,837
Common equity/equivalents	—	3,649

Total Affiliate Investments	249,195	247,637

Control Investments
Secured first lien debt	—	—
Secured second lien debt	10,000	10,000
Preferred equity	18,852	16,158
Common equity/equivalents	—	—

Total Control Investments	28,852	26,158

Total investments at fair value using Level 3 inputs	$561,294	$565,891

(A)	Excludes our investment in Funko with a fair value of $48 and $33 as of June 30, 2020 and March 31, 2020, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of June 30, 2020 and March 31, 2020. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range /Weighted-Average as of
	June 30, 2020	March 31, 2020			June 30, 2020	March 31, 2020

Secured first lien debt	$249,566	$280,499	TEV	EBITDA multiple	4.3x – 8.3x / 6.5x	4.2x – 8.1x / 6.2x

				EBITDA	$1,372 – $12,061 / $6,010	$1,372 – $13,042 / $5,894

				Revenue multiple	0.4x – 0.7x / 0.5x	0.3x – 0.7x / 0.5x

				Revenue	$13,415 – $24,060 / $17,454	$14,343 – $24,060 / $18,141

				Discount Rate	17.5% – 17.5% / 17.5%	—

	63,062	27,749	Yield Analysis	Discount Rate	14.5% – 18.5% / 15.3%	16.2% – 18.7% / 16.8%

Secured second lien debt	99,674	107,195	TEV	EBITDA multiple	5.2x – 6.3x / 5.8x	5.1x – 6.2x / 5.6x

				EBITDA	$4,459 – $9,994 / $7,320	$4,459 – $13,042 / $7,444

				Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x

				Revenue	$13,577 – $13,577 / $13,577	$15,267 – $15,267 / $15,267

	16,460	16,145	Yield Analysis	Discount Rate	12.0% – 15.0% / 12.7%	12.6% – 16.4% / 13.5%

Preferred equity	122,237	119,849	TEV	EBITDA multiple	5.2x – 8.3x / 6.3x	5.1x – 8.1x / 6.1x

				EBITDA	$1,754 – $12,061 / $5,656	$356 – $13,042 / $5,596

				Revenue multiple	0.4x – 0.7x / 0.6x	0.6x – 0.7x / 0.6x

				Revenue	$13,415 – $24,060 / $19,924	$15,267 – $24,060 / $21,283

				Discount Rate	17.5% – 17.5% / 17.5%	—

Common equity/ equivalents(A)	10,295	14,454	TEV	EBITDA multiple	4.3x – 7.6x / 6.0x	4.2x – 7.4x / 5.9x

				EBITDA	$1,372 – $12,166 / $7,461	$1,372 – $16,061 / $9,258

				Revenue multiple	0.4x – 0.7x / 0.4x	0.7x – 0.7x / 0.7x

				Revenue	$13,415 – $13,577 / $13,416	$15,267 – $15,267 / $15,267

Total	$561,294	$565,891

(A)	Fair value as of both June 30, 2020 and March 31, 2020 excludes our investment in Funko with a fair value of $48 and $33, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months ended June 30, 2020 and 2019 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended June 30, 2020:
Fair value as of March 31, 2020	$308,248	$123,340	$119,849	$14,454	$565,891
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	(2,570)	(561)	2,388	(4,159)	(4,902)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	100	205	—	—	305
Settlements / repayments	—	—	—	—	—
Sales	—	—	—	—	—
Transfers(D)	6,850	(6,850)	—	—	—

Fair value as of June 30, 2020	$312,628	$116,134	$122,237	$10,295	$561,294

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended June 30, 2019:
Fair value as of March 31, 2019	$331,090	$75,293	$195,377	$22,011	$623,771
Total gain (loss):
Net realized gain (loss)(A)	—	—	(1,252)	1,719	467
Net unrealized appreciation (depreciation)(B)	(168)	1,177	(10,546)	7,653	(1,884)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	552	(1,719)	(1,167)
New investments, repayments and settlements(C):
Issuances / originations	40,650	5	10,580	—	51,235
Settlements / repayments	(32,986)	—	—	—	(32,986)
Sales	—	—	(6,072)	(2,565)	(8,637)
Transfers(D)	—	—	—	—	—

Fair value as of June 30, 2019	$338,586	$76,475	$188,639	$27,099	$630,799

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2020 and 2019.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2020 and 2019.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)

2020: Transfers represents secured second lien debt of Brunswick Bowling Products, Inc. with a total cost basis and fair value of $6.9 million, which was converted into secured first lien debt during the three months ended June 30, 2020.

2019: Transfers represent secured first lien debt of B-Dry, LLC with a cost basis of $11.9 million and a fair value of $0, which was converted into equity during the three months ended June 30, 2019.

Investment Concentrations

As of June 30, 2020, our investment portfolio consisted of investments in 28 portfolio companies located in 17 states across 14 different industries with an aggregate fair value of $561.3 million. Our investments in J.R. Hobbs Co. – Atlanta, LLC, Counsel Press, Inc., Brunswick Bowling Products, Inc., Bassett Creek Services, Inc., and The Maids International, LLC represented our five largest portfolio investments at fair value as of June 30, 2020, and collectively comprised $199.6 million, or 35.5%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of June 30, 2020 and March 31, 2020:

	June 30, 2020				March 31, 2020
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$316,969	52.0%	$312,628	55.7%	$310,019	50.9%	$308,248	54.5%
Secured second lien debt	136,510	22.4	116,134	20.7	143,155	23.5	123,340	21.8

Total debt	453,479	74.4	428,762	76.4	453,174	74.4	431,588	76.3

Preferred equity	152,998	25.1	122,237	21.8	152,998	25.1	119,849	21.2
Common equity/equivalents	3,410	0.5	10,343	1.8	3,410	0.5	14,487	2.5

Total equity/equivalents	156,408	25.6	132,580	23.6	156,408	25.6	134,336	23.7

Total investments	$609,887	100.0%	$561,342	100.0%	$609,582	100.0%	$565,924	100.0%

Investments at fair value consisted of the following industry classifications as of June 30, 2020 and March 31, 2020:

	June 30, 2020		March 31, 2020
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$216,902	38.6%	$226,805	40.1%
Home and Office Furnishings, Housewares, and Durable Consumer Products	81,127	14.5	83,705	14.8
Personal and Non-Durable Consumer Products (Manufacturing Only)	38,180	6.8	34,865	6.2
Leisure, Amusement, Motion Pictures, and Entertainment	34,565	6.2	35,240	6.2
Diversified/Conglomerate Manufacturing	29,467	5.2	28,147	5.0
Aerospace and Defense	28,852	5.1	26,158	4.6
Healthcare, Education, and Childcare	25,999	4.6	25,563	4.5
Machinery (Non-agriculture, Non-construction, and Non-electronic)	23,091	4.1	23,091	4.1
Containers, Packaging, and Glass	20,744	3.7	20,360	3.6
Chemicals, Plastics, and Rubber	17,114	3.0	16,737	3.0
Telecommunications	15,414	2.7	15,792	2.8
Beverage, Food, and Tobacco	13,427	2.4	12,545	2.2
Cargo Transport	12,740	2.3	13,316	2.4
Other < 2.0%	3,720	0.8	3,600	0.5

Total investments	$561,342	100.0%	$565,924	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2020 and March 31, 2020:

	June 30, 2020		March 31, 2020
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$179,240	31.9%	$182,178	32.2%
Northeast	143,342	25.5	146,434	25.9
Midwest	143,225	25.5	147,098	26.0
West	95,535	17.1	90,214	15.9

Total investments	$561,342	100.0%	$565,924	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2020:

		Amount
For the remaining nine months ending March 31:	2021	$20,978
For the fiscal years ending March 31:	2022	58,546
	2023	114,549
	2024	84,118
	2025	175,332
	Thereafter	—

	Total contractual repayments	$453,523
	Adjustments to cost basis of debt investments	(44)
	Investments in equity securities	156,408

	Total cost basis of investments held as of June 30, 2020:	$609,887

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2020 and March 31, 2020, we had gross receivables from portfolio companies of $1.5 million and $1.4 million, respectively. The allowance for uncollectible receivables was $0.9 million as of both June 30, 2020 and March 31, 2020.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, as described in the Advisory Agreement, and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, each as described below. On July 14, 2020, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the annual renewal of the Advisory Agreement through August 31, 2021.

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. David Dullum (our president) is also executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), is also executive vice president of administration of our Adviser.

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,
	2020	2019
Average total assets subject to base management fee(A)	$571,200	$634,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,856	3,171
Credits to fees from Adviser - other(B)	(735)	(1,222)

Net base management fee	$2,121	$1,949

Loan servicing fee(B)	1,709	1,752
Credits to base management fee - loan servicing fee(B)	(1,709)	(1,752)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$2,081
Incentive fee – capital gains-based(C)	(754)	(512)

Total incentive fee(B)	$(754)	$1,569
Credits to fees from Adviser - other(B)	—	—

Net total incentive fee	$(754)	$1,569

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $26 and $50 for the three months ended June 30, 2020 and 2019, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of June 30, 2020, no capital gains-based incentive fees were contractually due to the Adviser. During the year ended March 31, 2020, capital gains-based incentive fees of $8.1 million were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three months ended June 30, 2020 and 2019, we recorded a reversal of $0.8 million and $0.5 million, respectively, of previously accrued capital gains-based incentive fees, respectively.

Transactions with the Administrator

We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and general counsel and secretary, and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Mr. LiCalsi (our general counsel & secretary), serves as our Administrator’s president as well as the executive vice president of administration for our Adviser.

Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 14, 2020, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2021.

Transactions with Gladstone Securities

Gladstone Securities, LLC (“Gladstone Securities”), is a privately held broker dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is 100% owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.

Dealer Manager Agreement

On May 22, 2020, the Company, entered into a dealer manager agreement (the “Dealer Manager Agreement”), with Gladstone Securities whereby Gladstone Securities will serve as the Company’s exclusive dealer manager in connection with the Company’s offering (the “Offering”) of up to $350,000,000 aggregate principal amount of the Company’s 6.00% Notes due 2040 (the “Notes”) on a “reasonable best efforts” basis.

Under the Dealer Manager Agreement, Gladstone Securities will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay (i) selling commissions of up to 6.0% of the gross proceeds from sales of the Notes in the Offering and (ii) a dealer manager fee of up to 3.0% of the gross proceeds from sales of the Notes in the Offering (the “Dealer Manager Fee”). Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering.

Other Transactions

From time to time, Gladstone Securities provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three months ended June 30, 2020, no fees were received by Gladstone Securities from our portfolio companies. The fees received by Gladstone Securities from our portfolio companies totaled $0.4 million during the three months ended June 30, 2019.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31,
	2020	2020
Base management and loan servicing fee due to Adviser, net of credits	$809	$(222)
Incentive fee due to Adviser(A)	6,632	7,387
Other due to Adviser	50	13

Total fees due to Adviser	$7,491	$7,178
Fee due to Administrator	$734	$582

Total related party fees due	$8,225	$7,760

(A)

Includes a capital gains-based incentive fee of $6.6 million and $7.4 million, respectively, recorded in accordance with GAAP requirements, and which is not contractually due under the terms of the Advisory Agreement as of June 30, 2020 and March 31, 2020. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $59 and $70 as of June 30, 2020 and March 31, 2020, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2020 and March 31, 2020, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of June 30, 2020, the Credit Facility provided a one-year extension option that may be exercised on or before August 22, 2020, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of June 30, 2020	As of March 31, 2020
Commitment amount	$200,000	$200,000
Borrowings outstanding at cost	59,500	49,200
Availability(A)	140,500	150,800

	For the Three Months Ended June 30,
	2020	2019
Weighted-average borrowings outstanding	$54,601	$42,670
Effective interest rate(B)	6.1%	9.1%
Commitment (unused) fees incurred	$368	$398

(A)

Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $104.4 million and $137.6 million as of June 30, 2020 and March 31, 2020, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $222.4 million as of June 30, 2020, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2020, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $491.6 million, asset coverage on our senior securities representing indebtedness of 845.5%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2020, we were in compliance with all covenants under the Credit Facility.

Notes Offering

In May 2020, we entered into a Dealer Manager Agreement with our affiliated dealer manager, Gladstone Securities, under which we may sell a maximum of $350.0 million aggregate principal amount of our 6.00% notes due 2040. However, the Company can only offer for sale up to $200.0 million aggregate principal amount of the Notes pursuant to a prospectus supplement dated May 22, 2020 and a base prospectus dated July 24, 2019 relating to the registration statement on Form N-2 (File No. 333- 232124) under the Securities Act of 1933, as amended.

The Notes will mature on November 1, 2040. We will pay interest on the Notes on the first day of each month, commencing on the first day of the month following the issuance of such Note. Subject to certain limitations, holders of the Notes will have the option to tender their Notes for redemption at a redemption price of $22.50 per Note until the earlier of the date upon which our Board of Directors, by resolution, suspends or terminates the optional redemption right of the holders or the date, if any, on which the Notes are listed on Nasdaq Global Select Market or another national securities exchange. In addition, we will repurchase the Notes, upon request, in the event of the holder’s death at a redemption price of $25.00 per Note. Except upon the occurrence of certain events that would constitute a change in control of us or to comply with applicable law, we may not redeem the Notes at our option until the later of (1) the one-year anniversary of the termination of the offering of the Notes and (2) July 1, 2025. After such date, we may, at our sole option, redeem all or a portion of the Notes at a redemption price of $25.00 per Note. The Notes will be our direct unsecured obligations and rank equal in right of payment with all outstanding and future unsecured, unsubordinated indebtedness issued by us. As of June 30, 2020, no Notes have been issued.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our secured second lien term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. ASC Topic 860, “Transfers and Servicing” requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Consolidated Statements of Assets and Liabilities reflect the entire secured second lien term debt investment in Ginsey and a corresponding $5.1 million secured borrowing liability. The secured borrowing has a stated fixed interest rate of 7.0% and a maturity date of January 3, 2025.

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2020 and March 31, 2020, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of June 30, 2020 and March 31, 2020, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of June 30, 2020 and March 31, 2020, and for the three months ended June 30, 2020 and 2019, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2020	March 31, 2020
Credit Facility	$59,500	$49,200

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months ended June 30, 2020:
Fair value at March 31, 2020	$49,200
Borrowings	18,200
Repayments	(7,900)
Unrealized depreciation	—

Fair value at June 30, 2020	$59,500

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months ended June 30, 2019:
Fair value at March 31, 2019	$53,000
Borrowings	74,500
Repayments	(54,000)
Unrealized appreciation	295

Fair value at June 30, 2019	$73,795

The fair value of the collateral under the Credit Facility was $456.7 million and $496.4 million as of June 30, 2020 and March 31, 2020, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

Preferred Stock Offerings

In May 2020, we entered into sales agreements with Wedbush Securities, Inc. (“Wedbush”) and Virtu Americas LLC (each a “Series E ATM Sales Agent”), under which we have the ability to issue and sell shares of our 6.375% Series E Cumulative Term Preferred Stock (our “Series E Term Preferred Stock” or “Series E”), from time to time, through the Series E ATM Sales Agents, up to $50.0 million aggregate liquidation preference in an “at-the-market” program (the “Series E ATM Program”). As of June 30, 2020, we had remaining capacity to sell up to $47.6 million of our Series E Term Preferred Stock under the Series E ATM Program.

During the three months ended June 30, 2020, we sold 95,475 shares of our Series E Term Preferred Stock under the Series E ATM Program with Wedbush with a total liquidation preference of $2.4 million. The weighted-average gross price per share net of discounts was $24.31 and resulted in gross proceeds of approximately $2.3 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $2.3 million.

The following tables summarize our 6.250% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”) and our Series E Term Preferred Stock outstanding as of June 30, 2020 and March 31, 2020:

As of June 30, 2020:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	3,085,475	25.00	77,137

Term preferred stock, gross(A)					5,385,475	$25.00	$134,637
Less: Discounts							(3,008)

Term preferred stock, net(B)							$131,629

As of March 31, 2020:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(A)					5,290,000	$25.00	$132,250
Less: Discounts							(3,090)

Term preferred stock, net(B)							$129,160

(A)	As of June 30, 2020 and March 31, 2020, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 277.6% and 293.8%, respectively.
(B)

Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable preferred stock during the three months ended June 30, 2020 and 2019:

For the Three Months Ended June 30, 2020:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
April 14, 2020	April 24, 2020	April 30, 2020	$0.13020833	$0.13281250
April 14, 2020	May 19, 2020	May 29, 2020	0.13020833	0.13281250
April 14, 2020	June 19, 2020	June 30, 2020	0.13020833	0.13281250

		Total	$0.39062499	$0.39843750

For the Three Months Ended June 30, 2019:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
April 9, 2019	April 22, 2019	April 30, 2019	$0.13020833	$0.13281250
April 9, 2019	May 22, 2019	May 31, 2019	0.13020833	0.13281250
April 9, 2019	June 19, 2019	June 28, 2019	0.13020833	0.13281250

		Total	$0.39062499	$0.39843750

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of dividends paid to preferred stockholders in the current calendar year as of June 30, 2020, 41.8% would be from ordinary income and 58.2% would be from capital gains.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2020 and March 31, 2020. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of June 30, 2020 and March 31, 2020, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	June 30, 2020	March 31, 2020
Series D Term Preferred Stock	$57,040	$53,590
Series E Term Preferred Stock	74,360	64,554

Total	$131,400	$118,144

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of June 30, 2020, we had the ability to issue up to $292.7 million of the securities registered under the registration statement.

Common Equity Offerings

In December 2019, we entered into equity distribution agreements with Wedbush, Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each a “Common Stock ATM Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Common Stock ATM Sales Agents, up to an aggregate offering price of $35.0 million in an at-the-market program (the “Common Stock ATM Program”). As of June 30, 2020, we had remaining capacity to sell up to $30.1 million of common stock under the Common Stock ATM Program.

During the three months ended June 30, 2020, we sold 155,560 shares of our common stock under the Common Stock ATM Program with Wedbush at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share.

During the year ended March 31, 2020, we sold 227,004 shares of our common stock under the Common Stock ATM Program with Wedbush at a weighted-average gross price of $13.80 per share and raised approximately $3.1 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.55 and resulted in total net proceeds of approximately $3.1 million. These sales were above our then current estimated NAV per share.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Numerator: net increase in net assets resulting from operations	$39	$6,046
Denominator: basic and diluted weighted-average common shares	33,091,662	32,822,459

Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$—	$0.18

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

The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of cash distributions paid to common stockholders in the current calendar year as of June 30, 2020, 93.4% would be from ordinary income and 6.6% would be from capital gains.

We paid the following cash distributions to our common stockholders for the three months ended June 30, 2020 and 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	April 14, 2020	April 24, 2020	April 30, 2020	$0.070
	April 14, 2020	May 19, 2020	May 29, 2020	0.070
	April 14, 2020	June 8, 2020	June 17, 2020	0.090	(A)
	April 14, 2020	June 19, 2020	June 30, 2020	0.070

		Three Months ended June 30, 2020:		$0.300

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	April 9, 2019	April 22, 2019	April 30, 2019	$0.068
	April 9, 2019	May 22, 2019	May 31, 2019	0.068
	April 9, 2019	June 5, 2019	June 14, 2019	0.090	(A)
	April 9, 2019	June 19, 2019	June 28, 2019	0.068

		Three Months ended June 30, 2019:		$0.294

(A)	Represents a supplemental distribution to common stockholders.

Aggregate cash distributions to our common stockholders declared and paid were $9.9 million and $9.7 million for the three months ended June 30, 2020 and 2019, respectively.

For the fiscal year ended March 31, 2020, Investment Company Taxable Income exceeded distributions declared and paid and, in accordance with Section 855(a) of the Code, we elected to treat $17.9 million of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2020, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.3 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.

For the three months ended June 30, 2020, we recorded $0.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income for both periods on our accompanying Consolidated Statements of Assets and Liabilities. For the three months ended June 30, 2019, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Overdistributed net investment income on our Consolidated Statements of Assets and Liabilities.

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. In order to use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the year ended March 31, 2020, we elected to retain $38.0 million, or $1.15 per common share, of long-term capital gains and to treat them as deemed distributions to common stockholders. We incurred $8.0 million, or $0.24 per common share, of federal income taxes on behalf of common stockholders, which was included in Taxes on deemed distribution of long-term capital gains on our Consolidated Statements of Operations for the year ended March 31, 2020 and in Other liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2020 and which was paid during the three months ended June 30, 2020.

In addition, we obtained clarification of the treatment of deemed distributions with respect to Virginia state taxes from the Virginia Department of Revenue, which ruled that Virginia state taxes are imposed. Related to this matter, we previously recorded a $3.0 million reserve for uncertain tax positions, which was included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations and in Other Liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of and for the year ended March 31, 2019. During the three months ended June 30, 2020, we reported and paid this amount with an amended Virginia tax return. As a result of the ruling, we also incurred $2.3 million of Virginia state taxes related to the deemed distribution for the year ended March 31, 2020, which was included in Taxes on deemed distribution of long-term capital gains on our Consolidated Statements of Operations for the year ended March 31, 2020 and in Other Liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2020.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2020 and March 31, 2020, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $2.2 million and $2.3 million as of June 30, 2020 and March 31, 2020, respectively.

Financial Commitments and Obligations

We may have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of June 30, 2020 and March 31, 2020 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of June 30, 2020, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of June 30, 2020 and March 31, 2020 to be immaterial.

As of June 30, 2020, the following guaranty was outstanding:

•

A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers.

The following table summarizes the principal balances of unused line of credit and delayed draw term loan commitments and guaranties as of June 30, 2020 and March 31, 2020, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2020	March 31, 2020
Unused line of credit and delayed draw term loan commitments	$2,430	$1,230
Guaranties	1,000	1,000

Total	$3,430	$2,230

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2020	2019
Per Common Share Data:
Net asset value at beginning of period(A)	$11.17	$12.40
Income from investment operations(B)
Net investment income	0.13	0.27
Net realized gain on investments and other	0.02	0.01
Net unrealized depreciation of investments and other	(0.15)	(0.10)

Total from investment operations	—	0.18
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.28)	(0.20)
Cash distributions to common stockholders from net realized gains(C)	(0.02)	(0.09)

Total from equity capital activity	(0.30)	(0.29)
Net asset value at end of period(A)	$10.87	$12.29

Per common share market value at beginning of period	$7.85	$11.60
Per common share market value at end of period	10.24	11.23
Total investment return(F)	34.11%	(0.72)%
Common stock outstanding at end of period(A)	33,205,023	32,822,459

Statement of Assets and Liabilities Data:
Net assets at end of period	$360,869	$403,506
Average net assets(G)	365,696	407,887

Senior Securities Data:
Total borrowings, at cost	$64,596	$78,596
Mandatorily redeemable preferred stock (H)	134,637	132,250

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(I)	7.15%	8.29%
Ratio of net investment income to average net assets – annualized(J)	4.56	8.68

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding period.
(C)

The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.

(D)	Reserved.
(E)	Reserved.
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
(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets—annualized would have been 9.82% and 11.21% for the three months ended June 30, 2020 and 2019, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets - annualized would have been 1.89% and 5.77% for the three months ended June 30, 2020 and 2019, respectively.

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

We had one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the three month periods ended June 30, 2020 and 2019. Accordingly, summarized, comparative financial information, pursuant to Rule 10-01(b), is presented below for Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Three Months Ended June 30,
Income Statement	2020	2019
Net sales	$6,943	$6,862
Gross profit	1,463	1,556
Net profit	482	425

NOTE 13. SUBSEQUENT EVENTS

Investment Activity

In July 2020, we invested $46.9 million in Mason West, LLC (“Mason West”) through a combination of secured first lien debt and preferred equity. Mason West, headquartered in Placentia, California, is a provider of engineered seismic restraint and vibration isolation solutions.

ATM Activity

Subsequent to June 30, 2020 and through July 20, 2020, we sold 1,802 shares of our Series E Term Preferred Stock under the Series E ATM Program with Wedbush with a total liquidation preference of $45. The weighted-average gross price per share net of discounts was $24.25 and resulted in gross proceeds of approximately $44. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $43.

Distributions and Dividends

In July 2020, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
July 24, 2020	July 31, 2020	$0.07	$0.13020833	$0.13281250
August 24, 2020	August 31,2020	0.07	0.13020833	0.13281250
September 23, 2020	September 30,2020	0.07	0.13020833	0.13281250

	Total for the Quarter:	$0.21	$0.39062499	$0.39843750

COVID-19 Impact

We continue to closely monitor and work with our portfolio companies to navigate the significant challenges created by the COVID-19 pandemic and are focused on ensuring the safety of the Adviser’s and Administrator’s personnel and of the employees of our portfolio companies, while also managing our ongoing business activities. While we are closely monitoring all of our portfolio companies, our portfolio continues to be diverse from a geographic and industry perspective. Through proactive measures and continued diligence, the management teams of our portfolio companies continue to demonstrate their ability to respond effectively and efficiently to the challenges posed by COVID-19 and related orders imposed by state and local governments, including paused or reversed reopening orders. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation, or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company and as a business development company; (12) the impact of COVID-19 generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it; and (13) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 12, 2020 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”). Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

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

OVERVIEW

General

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for U.S. federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 through June 30, 2020, we have paid 180 consecutive monthly distributions to common stockholders.

We are externally managed by the Adviser, an affiliate of ours and an SEC-registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser. Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. David Dullum, our president, also serves as the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel, and secretary, as well as executive vice president of administration of our Adviser).

Additionally, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer (indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer) registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. For additional information refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements. Since May of 2020, Gladstone Securities also acts as dealer manager in connection with our offering of up to $350.0 million aggregate principal amount of our 6.00% Notes due 2040 on a “reasonable best efforts” basis.

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of June 30, 2020, our investment portfolio was made up of 74.4% in debt securities and 25.6% in equity securities, at cost.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the three months ended June 30, 2020, we did not invest in new portfolio companies or exit existing portfolio companies. As of June 30, 2020, our portfolio was comprised of 28 companies. From our initial public offering in June 2005 through June 30, 2020, we made investments in 52 companies, excluding investments in syndicated loans, for a total of approximately $1.3 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2020, we had unrecognized, contractual success fees of $41.2 million, or $1.24 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

From inception through June 30, 2020, we completed sales of 22 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $222.8 million in net realized gains and $30.3 million in other income upon exit, for a total increase to our net assets of $253.1 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 22 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 75.0% from March 2011 through June 30, 2020, and allowed us to declare and pay 11 supplemental distributions.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to August 2021, and currently have a total commitment amount of $200.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the three months ended June 30, 2020, we sold 155,560 shares of our common stock under our common stock at-the-market program for gross proceeds of approximately $1.8 million and 95,475 shares of our Series E Term Preferred Stock under our preferred stock at-the-market program for gross proceeds of approximately $2.3 million. During the year ended March 31, 2020, we sold 227,004 shares of our common stock under our common stock at-the-market program for gross proceeds of approximately $3.1 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock, including our at-the-market programs, and mandatorily redeemable preferred stock.

Although we have been able to access the capital markets historically, market conditions, including the impact of COVID-19, may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On June 30, 2020, the closing market price of our common stock was $10.24 per share, representing a 5.8% discount to our net asset value (“NAV”) of $10.87 per share as of June 30, 2020. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2019 Annual Meeting of Stockholders held on August 15, 2019, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then-current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then-outstanding common stock immediately prior to each such sale, provided that our board of directors (“Board of Directors”) makes certain determinations prior to any such sale. This August 2019 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings at a price below the then-current NAV per share, once in May 2017, once in March 2015, and once in October 2012. Certain sales under the previous Common Stock ATM Program in March and April of 2018 were also below the then-current estimated NAV per share. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

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

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective as of April 10, 2019, one year after the date of the Board of Directors’ approval. As of June 30, 2020, our asset coverage ratio on our senior securities representing indebtedness was 845.5% and our asset coverage on our senior securities that are stock was 277.6%.

Recent Developments

Investment Activity

The following significant investment activity occurred subsequent to June 30, 2020:

In July 2020, we invested $46.9 million in Mason West, LLC (“Mason West”) through a combination of secured first lien debt and preferred equity. Mason West, headquartered in Placentia, California, is a provider of engineered seismic restraint and vibration isolation solutions.

ATM Activity

Subsequent to June 30, 2020 and through July 20, 2020, we sold 1,802 shares of our Series E Term Preferred Stock under the Series E at-the-market program with Wedbush Securities, Inc. with a total liquidation preference of $45. The weighted-average gross price per share net of discounts was $24.25 and resulted in gross proceeds of approximately $44. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $43.

Distributions and Dividends

In July 2020, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
July 24, 2020	July 31, 2020	$0.07	$0.13020833	$0.13281250
August 24, 2020	August 31,2020	0.07	0.13020833	0.13281250
September 23, 2020	September 30,2020	0.07	0.13020833	0.13281250

	Total for the Quarter:	$0.21	$0.39062499	$0.39843750

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out during late 2021. LIBOR may transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one-month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. However, we expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established and may also need to renegotiate certain provisions of the Credit Facility. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.

COVID-19 Impact

We continue to closely monitor and work with our portfolio companies to navigate the significant challenges created by the COVID-19 pandemic and are focused on ensuring the safety of the Adviser’s and Administrator’s personnel and of the employees of our portfolio companies, while also managing our ongoing business activities. While we are closely monitoring all of our portfolio companies, our portfolio continues to be diverse from a geographic and industry perspective. Through proactive measures and continued diligence, the management teams of our portfolio companies continue to demonstrate their ability to respond effectively and efficiently to the challenges posed by COVID-19 and related orders imposed by state and local governments, including paused or reversed reopening orders. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

	For the Three Months Ended June 30,
	2020	2019	$	Change	%Change

INVESTMENT INCOME
Interest income	$10,525	$11,875		$(1,350)	(11.4)%
Dividend and success fee income	182	5,435		(5,253)	(96.7)

Total investment income	10,707	17,310		(6,603)	(38.1)

EXPENSES
Base management fee	2,856	3,171		(315)	(9.9)
Loan servicing fee	1,709	1,752		(43)	(2.5)
Incentive fee	(754)	1,569		(2,323)	NM
Administration fee	446	314		132	42.0
Interest and dividend expense	3,019	3,149		(130)	(4.1)
Amortization of deferred financing costs and discounts	374	373		1	0.3
Other	1,328	1,101		227	20.6

Expenses before credits from Adviser	8,978	11,429		(2,451)	(21.4)
Credits to fees from Adviser	(2,444)	(2,974)		530	(17.8)

Total expenses, net of credits to fees	6,534	8,455		(1,921)	(22.7)

NET INVESTMENT INCOME	4,173	8,855		(4,682)	(52.9)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	753	533		220	41.3
Net unrealized depreciation of investments	(4,887)	(3,047)		(1,840)	60.4
Net unrealized appreciation of other	—	(295)		295	NM

Net realized and unrealized loss	(4,134)	(2,809)		(1,325)	47.2

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$39	$6,046		$(6,007)	(99.4)%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.13	$0.27		$(0.14)	(51.9)%

Net increase in net assets resulting from operations	$—	$0.18		$(0.18)	(100.0)%

NM = Not Meaningful

Investment Income

Total investment income decreased 38.1% for the three months ended June 30, 2020, as compared to the prior year period. The decrease was due to a decrease in dividend and success fee income as well as a decrease in interest income.

Interest income from our investments in debt securities decreased 11.4% for the three months ended June 30, 2020, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2020 was $358.6 million, compared to $363.8 million for the prior year period. This decrease was primarily due to the pay-off, restructuring, or write-off of $78.5 million of debt investments and $20.2 million of loans placed on non-accrual status after March 31, 2019, partially offset by the origination of $32.5 million of new debt investments and $50.3 million of follow-on debt investments to existing portfolio companies, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 11.8% for the three months ended June 30, 2020, compared to 13.1% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

As of June 30, 2020, our loans to, B+T Group Acquisition, Inc. (“B+T”), Horizon Facilities Services, Inc. (“Horizon”), The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC (“SOG”), were on non-accrual status, with an aggregate debt cost basis of $94.8 million. At June 30, 2019, certain of our loans to Meridian Rack & Pinion, Inc., The Mountain, PSI Molded, and SOG, were on non-accrual status, with an aggregate debt cost basis of $56.4 million.

Dividend and success fee income for the three months ended June 30, 2020 decreased 96.7% from the prior year period. During the three months ended June 30, 2020, dividend and success fee income consisted primarily of $0.2 million of success fee income. During the three months ended June 30, 2019, dividend and success fee income consisted primarily of $5.2 million of dividend income.

As of June 30, 2020 and March 31, 2020, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 22.7% during the three months ended June 30, 2020, as compared to the prior year period, primarily due to a decrease in the incentive fee and base management fee, partially offset by a decrease in credits to fees from the Adviser and an increase in other expenses.

In accordance with GAAP, we recorded a reversal of $0.8 million and $0.5 million of the capital gains-based incentive fee during the three months ended June 30, 2020 and 2019, respectively. The reversal of the capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $2.1 million for the three months ended June 30, 2020, as compared to the prior year period, primarily due to a decrease in pre-incentive fee net investment income, which did not exceed the hurdle rate for the three months ended June 30, 2020.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2020	2019
Average total assets subject to base management fee(A)	$571,200	$634,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,856	3,171
Credits to fees from Adviser—other(B)	(735)	(1,222)

Net base management fee	$2,121	$1,949

Loan servicing fee(B)	1,709	1,752
Credits to base management fee—loan servicing fee(B)	(1,709)	(1,752)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$2,081
Incentive fee – capital gains-based(C)	(754)	(512)

Total incentive fee(B)	$(754)	$1,569
Credits to fees from Adviser—other(B)	—	—

Net total incentive fee	$(754)	$1,569

(A)

Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, sless any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on our Consolidated Statement of Operations.
(C)	The capital gains-based incentive fees are recorded in accordance with GAAP and do not necessarily reflect amounts contractually due under the terms of the Advisory Agreement.

Interest and dividend expense decreased 4.1% during the three months ended June 30, 2020, as compared to the prior year period, due to a decrease in the effective interest rate, partially offset by a higher weighted-average balance outstanding on the Credit Facility. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended June 30, 2020 was 6.1%, as compared to 9.1% in the prior year period. This decrease in the effective interest rate on the Credit Facility was primarily a result of a decrease in LIBOR and a decrease in the unused commitment fee on the undrawn portion of the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the three months ended June 30, 2020 was $54.6 million, as compared to $42.7 million in the prior year period. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility.

Other expenses increased 20.6% during the three months ended June 30, 2020, as compared to the prior year period, primarily due to an increase in tax expense.

Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

During the three months ended June 30, 2020, we recorded net realized gains on investments of $0.8 million related to previous exits. During the three months ended June 30, 2019, we recorded net realized gains on investments of $0.5 million, primarily related to a $3.2 million realized gain from the exit of Jackrabbit, Inc. (“Jackrabbit”), which was partially offset by a $2.7 million realized loss from the exit of Tread Corporation (“Tread”).

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended June 30, 2020, we recorded net unrealized depreciation of investments of $4.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Pioneer Square Brands, Inc.	$—	$4,348	$—	$4,348
Galaxy Tool Holding Corporation	—	2,693	—	2,693
Edge Adhesives Holdings, Inc.	—	1,700	—	1,700
Ginsey Home Solutions, Inc.	—	1,257	—	1,257
Head Country, Inc.	—	881	—	881
The Mountain Corporation	—	(1,249)	—	(1,249)
ImageWorks Display and Marketing Group, Inc.	—	(1,353)	—	(1,353)
Bassett Creek Services, Inc.	—	(2,063)	—	(2,063)
Horizon Facilities Service, Inc.	—	(2,205)	—	(2,205)
Nth Degree, Inc.	—	(3,649)	—	(3,649)
Brunswick Bowling Products, Inc.	—	(4,616)	—	(4,616)
Other, net (<$1.0 million, net)	753	(631)	—	122

Total	$753	$(4,887)	$—	$(4,134)

The primary driver of net unrealized depreciation of $4.9 million for the three months ended June 30, 2020 was a decline in performance of certain of our portfolio companies, which was partially offset by increased performance of certain of our portfolio companies and an increase in comparable multiples used to estimate the fair value of some of our portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, shutdowns, reopening restrictions, demand for products, and general economic outlook.

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

Across our entire investment portfolio, we recorded $3.1 million of net unrealized depreciation on our debt positions and $1.8 million of net unrealized depreciation on our equity positions for the three months ended June 30, 2020. As of June 30, 2020, the fair value of our investment portfolio was less than our cost basis by $48.5 million, as compared to the fair value less than the cost basis by $43.7 million as of March 31, 2020, representing net unrealized depreciation of $4.9 million for the three months ended June 30, 2020. Our entire portfolio had a fair value of 92.0% of cost as of June 30, 2020.

Net Unrealized (Appreciation) Depreciation on Other

During the three months ended June 30, 2020, we did not record any unrealized appreciation or depreciation of other. During the three months ended June 30, 2019, we recorded net unrealized appreciation of other of $0.3 million related to the Credit Facility recorded at fair value.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2020 was $5.1 million, as compared to net cash used in operating activities of $10.3 million for the three months ended June 30, 2019. This change was primarily due to decreases in purchases of investments, principal repayments of investments, and net proceeds from the sale of investments.

Purchases of investments were $0.3 million during the three months ended June 30, 2020, compared to $51.2 million during the three months ended June 30, 2019. Principal repayments and net proceeds from the sale of investments totaled $0.6 million during the three months ended June 30, 2020, compared to $41.5 million during the three months ended June 30, 2019.

As of June 30, 2020, we had equity investments in or loans to 28 portfolio companies with an aggregate cost basis of $609.9 million. As of June 30, 2019, we had equity investments in or loans to 29 portfolio companies with an aggregate cost basis of $599.7 million. The following table summarizes our total portfolio investment activity during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Beginning investment portfolio, at fair value	$565,924	$624,172
New investments	—	38,780
Disbursements to existing portfolio companies	300	12,450
Unscheduled principal repayments	—	(32,986)
Net proceeds from sales of investments	—	(8,494)
Net realized gain on investments	—	306
Net unrealized depreciation of investments	(4,887)	(1,880)
Reversal of net unrealized appreciation of investments	—	(1,167)
Amortization of premiums, discounts, and acquisition costs, net	5	5

Ending investment portfolio, at fair value	$561,342	$631,186

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2020:

		Amount
For the remaining nine months ending March 31:	2021	$20,978
For the fiscal years ending March 31:	2022	58,546
	2023	114,549
	2024	84,118
	2025	175,332
	Thereafter	—

	Total contractual repayments	$453,523
	Adjustments to cost basis of debt investments	(44)
	Investments in equity securities	156,408

	Total cost basis of investments held as of June 30, 2020:	$609,887

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2020 was $4.1 million, which consisted primarily of $10.3 million of net borrowings under the Credit Facility, $2.3 million of net proceeds from the issuance of mandatorily redeemable preferred stock under the Series E ATM Program, and $1.7 million of net proceeds from the issuance of common stock under the Common Stock ATM Program, partially offset by $9.9 million in distributions to common stockholders.

Net cash provided by financing activities for the three months ended June 30, 2019 was $10.7 million, which consisted primarily of $20.5 million of net borrowings under the Credit Facility, partially offset by $9.7 million in distributions to common stockholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.07 per common share for each of the three months from April through June 2020, and a supplemental distribution of 0.09 per common share in June 2020.

For the fiscal year ended March 31, 2020, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $17.9 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2020, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.3 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2020, we recorded $6.5 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Accumulated net realized gain in excess of distributions and Underdistributed (overdistributed) net investment income. For the three months ended June 30, 2020, we recorded $0.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the three months from April through June 2020 and (ii) $0.1328125 per share to holders of our Series E Term Preferred Stock for each of the three months from April through June 2020. In accordance with GAAP, we treat these monthly dividends as an operating expense.

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

Equity

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of June 30, 2020, we had the ability to issue up to $292.7 million in securities under the registration statement.

Common Stock

In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc. (“Wedbush”), Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each, a “Common Stock ATM Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Common Stock ATM Sales Agents, up to an aggregate offering price of $35.0 million in an “at-the-market” program (the “Common Stock ATM Program”). As of June 30, 2020, we had remaining capacity to sell up to $30.1 million of common stock under the Common Stock ATM Program.

During the three months ended June 30, 2020, we sold 155,560 shares of our common stock under the Common Stock ATM Program with Wedbush at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share.

During the year ended March 31, 2020, we sold 227,004 shares of our common stock under the Common Stock ATM Program with Wedbush at a weighted-average gross price of $13.80 per share and raised approximately $3.1 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.55 and resulted in total net proceeds of approximately $3.1 million. These sales were above our then current estimated NAV per share.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On June 30, 2020, the closing market price of our common stock was $10.24 per share, representing a 5.8% discount to our NAV per share of $10.87 as of June 30, 2020.

At our 2019 Annual Meeting of Stockholders held on August 15, 2019, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our 2020 Annual Meeting of Stockholders, scheduled to take place in August 2020, our Board of Directors has recommended that our stockholders vote in favor of a similar proposal so that it may be in effect for another year.

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

Our Series E Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.375% per year, payable monthly (which equates to $4.8 million per year). We are required to redeem all outstanding shares of our Series E Term Preferred Stock on August 31, 2025, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series E Term Preferred Stock, and (2) if we fail to maintain asset coverage as required by Sections 18 and 61 of the 1940 Act (which is currently 150%) and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series E Term Preferred Stock or otherwise cure the asset coverage redemption trigger (we may also redeem additional securities to cause asset coverage to be up to 200%). We may also voluntarily redeem all or a portion of our Series E Term Preferred Stock at our sole option at the redemption price at any time on or after August 31, 2020.

In August 2018, we used the proceeds from the issuance of our Series E Term Preferred Stock, along with borrowings under the Credit Facility, to voluntarily redeem all outstanding shares of our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock”) and our 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock”), each of which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of our Series B Term Preferred Stock and our Series C Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.7 million, which was recorded in Realized loss on other in our Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

In May 2020, we entered into sales agreements with Wedbush and Virtu Americas LLC (each a “Series E ATM Sales Agent”), under which we have the ability to issue and sell shares of our Series E Term Preferred Stock, from time to time, through the Series E ATM Sales Agents, up to $50.0 million aggregate liquidation preference in an “at-the-market” program (the “Series E ATM Program”). As of June 30, 2020, we had remaining capacity to sell up to $47.6 million of our Series E Term Preferred Stock under the Series E ATM Program.

During the three months ended June 30, 2020, we sold 95,475 shares of our Series E Term Preferred Stock under the Series E ATM Program with Wedbush with a total liquidation preference of $2.4 million. The weighted-average gross price per share net of discounts was $24.31 and resulted in gross proceeds of approximately $2.3 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $2.3 million.

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

Our Series D Term Preferred Stock is not convertible into our common stock or any other security. Our Series D Term Preferred Stock provides for a fixed dividend equal to 6.25% per year, payable monthly (which equates to $3.6 million per year). We are required to redeem all outstanding shares of our Series D Term Preferred Stock on September 30, 2023, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series D Term Preferred Stock, and (2) if we fail to maintain asset coverage of at least 200% and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series D Term Preferred Stock or otherwise cure the asset coverage redemption trigger (and we may also redeem additional securities to cause the asset coverage to be 240%). We may also voluntarily redeem all or a portion of our Series D Term Preferred Stock at our sole option at the redemption price at any time.

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series D Term Preferred Stock and Series E Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series D Term Preferred Stock and Series E Term Preferred Stock) as of June 30, 2020 was 277.6%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“ Business Investment”), entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). As of June 30, 2020, the Credit Facility provided a one-year extension option that may be exercised on or before August 22, 2020, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $222.4 million as of June 30, 2020, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2020, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $491.6 million, asset coverage on our senior securities representing indebtedness of 845.5%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2020, we had availability, after adjustments for various constraints based on collateral quality, of $104.4 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

Notes Offering

In May 2020, we entered into a dealer manager agreement (“Dealer Manager Agreement”) with our affiliated dealer manager, Gladstone Securities, under which we may sell a maximum of $350.0 million aggregate principal amount of our 6.00% notes due 2040 (the “Notes”). However, the Company can only offer for sale up to $200.0 million aggregate principal amount of the Notes pursuant to a prospectus supplement dated May 22, 2020 and a base prospectus dated July 24, 2019 relating to the registration statement on Form N-2 (File No. 333- 232124) under the Securities Act of 1933, as amended.

The Notes will mature on November 1, 2040. We will pay interest on the Notes on the first day of each month, commencing on the first day of the month following the issuance of such Note. Subject to certain limitations, holders of the Notes will have the option to tender their Notes for redemption at a redemption price of $22.50 per Note until the earlier of the date upon which our Board of Directors, by resolution, suspends or terminates the optional redemption right of the holders or the date, if any, on which the Notes are listed on Nasdaq Global Select Market or another national securities exchange. In addition, we will repurchase the Notes, upon request, in the event of the holder’s death at a redemption price of $25.00 per Note. Except upon the occurrence of certain events that would constitute a change in control of us or to comply with applicable law, we may not redeem the Notes at our option until the later of (1) the one-year anniversary of the termination of the offering of the Notes and (2) July 1, 2025. After such date, we may, at our sole option, redeem all or a portion of the Notes at a redemption price of $25.00 per Note. The Notes will be our direct unsecured obligations and rank equal in right of payment with all outstanding and future unsecured, unsubordinated indebtedness issued by us. As of June 30, 2020, no Notes have been issued.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2020 and March 31, 2020, we had unrecognized, contractual off-balance sheet success fee receivables of $41.2 million and $37.6 million (or approximately $1.24 and $1.14 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

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

We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of June 30, 2020 to be immaterial.

As of June 30, 2020, we have also extended a guaranty on behalf of one of our portfolio companies, Country Club Enterprises, LLC (“CCE”), whereby we have guaranteed $1.0 million of CCE’s obligations. As of June 30, 2020, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of June 30, 2020, at cost/liquidation preference:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$59,500	$—	$—	$59,500	$—
Mandatorily redeemable preferred stock	134,637	—	—	57,500	77,137
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	48,916	12,115	24,229	11,752	820

Total	$248,149	$12,115	$24,229	$133,848	$77,957

(A)	Excludes unused line of credit and delayed draw term loan commitments and guaranties to our portfolio companies in the aggregate principal amount of $3.4 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2020. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

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

The following table reflects risk ratings for all loans in our portfolio as of June 30, 2020 and March 31, 2020:

Rating	June 30, 2020	March 31, 2020
Highest	9.0	9.0
Average	6.3	6.5
Weighted-average	6.4	6.9
Lowest	4.0	4.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a RIC, we generally are not subject to U.S. federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Our policy generally is to make distributions to our stockholders in an amount up to 100% of Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. See “Business— Liquidity and Capital Resources — Distributions and Dividends to Stockholders.”

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both June 30, 2020 and March 31, 2020.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variable rates with a floor mechanism. As of June 30, 2020 and March 31, 2020, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	June 30, 2020	March 31, 2020
Variable rates with a floor	97.5%	97.5%
Fixed rates	2.5	2.5

Total	100.0%	100%

There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended June 30, 2020 from those included in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2020 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on May 12, 2020. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

See the exhibit index.

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock Due 2023, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

3.1.b	Certificate of Designation of 6.375% Series E Cumulative Term Preferred Stock Due 2025, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

3.1.c	Certificate of Increase of Shares Designated as 6.375% Series E Cumulative Term Preferred Stock due 2025 of Gladstone Investment Corporation incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 21, 2020.

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 15, 2020.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.25% Series D Cumulative Term Preferred Stock Due 2023 Stock Certificate, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

4.3	Specimen 6.375% Series E Cumulative Term Preferred Stock Due 2025 Stock Certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

4.4	Indenture, dated as of May 22, 2020, between Gladstone Investment Corporation and UMB Bank, National Association, as trustee incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 22, 2020.

4.5	First Supplemental Indenture, dated as of May 22, 2020, relating to the 6.00% Notes due 2040, between Gladstone Investment Corporation and UMB Bank, National Association, as trustee incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 814-00704), filed May 22, 2020.

4.6	Form of 6.00% Notes due 2040 incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 814-00704), filed May 22, 2020 (contained in the First Supplemental Indenture filed as Exhibit 4.2 thereto).

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Treasurer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer and Treasurer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Furnished herewith

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

Date: July 28, 2020