Form 10-Q
period 2020-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2020-11-03
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 2, 2020 was 33,205,023.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,	March 31,
	2020	2020
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $313,703 and $276,589, respectively)	$316,228	$292,129
Affiliate investments (Cost of $320,651 and $311,481, respectively)	264,777	247,637
Control investments (Cost of $21,512 and $21,512 respectively)	27,957	26,158
Cash and cash equivalents	1,667	2,778
Restricted cash and cash equivalents	889	1,282
Interest receivable	2,153	3,429
Due from administrative agent	12,220	771
Deferred financing costs, net	846	991
Other assets, net	1,528	1,202

TOTAL ASSETS	$628,265	$576,377

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $116,600 and $49,200, respectively)	$116,600	$49,200
Secured borrowing	5,096	5,096

Total borrowings	121,696	54,296
Mandatorily redeemable preferred stock, $0.001 par value per share, $25.00 liquidation preference per share; 8,990,000 and 6,500,000 shares authorized; 5,548,610 and 5,290,000 shares issued and outstanding, respectively, net	135,722	129,160
Accounts payable and accrued expenses	1,006	1,222
Fees due to Adviser(A)	7,731	7,178
Fee due to Administrator(A)	358	582
Other liabilities	1,226	14,908

TOTAL LIABILITIES	$267,739	$207,346

Commitments and contingencies(B)
NET ASSETS	$360,526	$369,031

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 33,205,023 and 33,049,463 shares issued and outstanding, respectively	$33	$33
Capital in excess of par value	402,156	401,023
Cumulative net unrealized depreciation of investments	(46,904)	(43,658)
Underdistributed net investment income	2,219	6,370
Accumulated net realized gain in excess of distributions	3,022	5,263

Total distributable earnings	(41,663)	(32,025)

TOTAL NET ASSETS	$360,526	$369,031

NET ASSET VALUE PER SHARE AT END OF PERIOD	$10.86	$11.17

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$7,014	$6,636	$12,978	$12,476
Affiliate investments	4,616	7,274	8,964	13,083
Control investments	210	214	419	428
Cash and cash equivalents	—	19	4	31

Total interest income	11,840	14,143	22,365	26,018
Dividend income
Non-Control/Non-Affiliate investments	—	612	—	2,727
Affiliate investments	—	—	—	3,080

Total dividend income	—	612	—	5,807
Success fee income
Non-Control/Non-Affiliate investments	—	—	182	—
Affiliate investments	—	1,881	—	2,121

Total success fee income	—	1,881	182	2,121

Total investment income	11,840	16,636	22,547	33,946

EXPENSES
Base management fee(A)	2,989	3,144	5,845	6,315
Loan servicing fee(A)	1,747	1,593	3,456	3,345
Incentive fee(A)	452	1,600	(302)	3,169
Administration fee(A)	390	423	836	737
Interest expense on borrowings	1,055	1,207	1,972	2,266
Dividends on mandatorily redeemable preferred stock	2,158	2,090	4,260	4,180
Amortization of deferred financing costs and discounts	466	373	840	746
Professional fees	254	467	825	971
Other general and administrative expenses	778	1,357	1,535	1,954

Expenses before credits from Adviser	10,289	12,254	19,267	23,683

Credits to base management fee – loan servicing fee(A)	(1,747)	(1,593)	(3,456)	(3,345)
Credits to fees from Adviser – other(A)	(1,070)	(608)	(1,805)	(1,830)

Total expenses, net of credits to fees	7,472	10,053	14,006	18,508

NET INVESTMENT INCOME	4,368	6,583	8,541	15,438

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	47	791	60	1,321
Affiliate investments	574	20,353	1,314	20,356

Total net realized gain	621	21,144	1,374	21,677
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(4,076)	8,231	(13,014)	7,465
Affiliate investments	6,612	(26,617)	7,970	(26,118)
Control investments	(895)	1,532	1,798	(1,248)
Other	—	131	—	(164)

Total net unrealized appreciation (depreciation)	1,641	(16,723)	(3,246)	(20,065)

Net realized and unrealized gain (loss)	2,262	4,421	(1,872)	1,612

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,630	$11,004	$6,669	$17,050

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.13	$0.20	$0.26	$0.47

Net increase in net assets resulting from operations	$0.20	$0.34	$0.20	$0.52

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,205,023	32,822,459	33,148,652	32,822,459

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2020	2019
NET ASSETS, MARCH 31	$369,031	$407,110
OPERATIONS
Net investment income	4,173	8,855
Net realized gain on investments	753	533
Net unrealized depreciation of investments	(4,887)	(3,047)
Net unrealized appreciation of other	—	(295)

Net increase in net assets from operations	39	6,046

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.28 and $0.20 per share, respectively)	(9,272)	(6,523)
Distributions to common stockholders from net realized gains ($0.02 and $0.09 per share, respectively)	(666)	(3,127)

Net decrease in net assets from distributions	(9,938)	(9,650)

CAPITAL ACTIVITY
Issuance of common stock	1,772	—
Discounts, commissions, and offering costs for issuance of common stock	(35)	—

Net increase in net assets from capital activity	1,737	—

NET DECREASE IN NET ASSETS	(8,162)	(3,604)

NET ASSETS, JUNE 30	$360,869	$403,506

OPERATIONS
Net investment income	4,368	6,583
Net realized gain on investments	621	21,144
Net unrealized appreciation (depreciation) of investments	1,641	(16,854)
Net unrealized depreciation of other	—	131

Net increase in net assets from operations	6,630	11,004

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.20 and $0.16 per share, respectively)	(6,553)	(5,236)
Distributions to common stockholders from net realized gains ($0.01 and $0.07 per share, respectively)	(420)	(2,444)

Net decrease in net assets from distributions	(6,973)	(7,680)

NET (DECREASE) INCREASE IN NET ASSETS	(343)	3,324

NET ASSETS, SEPTEMBER 30	$360,526	$406,830

(A)	Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$6,669	$17,050
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(57,382)	(71,380)
Principal repayments of investments	1,000	53,926
Net proceeds from the sale of investments	1,104	34,539
Net realized gain on investments	(1,374)	(21,677)
Net unrealized depreciation of investments	3,246	19,901
Net unrealized appreciation of other	—	164
Amortization of premiums, discounts, and acquisition costs, net	(9)	(9)
Amortization of deferred financing costs and discounts	840	746
Bad debt expense, net of recoveries	60	148
Changes in assets and liabilities:
Decrease in interest receivable	1,232	79
Increase in due from administrative agent	(1,342)	(534)
Increase in other assets, net	(100)	(33)
(Decrease) increase in accounts payable and accrued expenses	(216)	861
Increase in fees due to Adviser(A)	525	16
(Decrease) increase in fee due to Administrator(A)	(224)	79
Decrease in other liabilities	(13,412)	(9,879)

Net cash (used in) provided by operating activities	(59,383)	23,997

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,772	—
Discounts, commissions, and offering costs for issuance of common stock	(31)	—
Proceeds from line of credit	81,500	100,000
Repayments on line of credit	(14,100)	(106,200)
Proceeds from issuance of mandatorily redeemable preferred stock	6,283	—
Deferred financing and offering costs	(634)	(133)
Distributions paid to common stockholders	(16,911)	(17,330)

Net cash provided by (used in) financing activities	57,879	(23,663)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(1,504)	334

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,060	3,605

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$2,556	$3,939

CASH PAID FOR INTEREST	$1,374	$1,536

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 87.7%
Secured First Lien Debt – 56.3%
Containers, Packaging, and Glass – 2.6%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 3/2021)(L)	$9,500	$9,500	$9,500

Diversified/Conglomerate Manufacturing – 1.1%
Phoenix Door Systems, Inc. – Line of Credit, $80 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2021)(L)	670	670	670
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(L)	3,200	3,200	3,200

		3,870	3,870

Diversified/Conglomerate Services – 31.2%
Bassett Creek Services, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(K)	37,500	37,500	35,672
Counsel Press, Inc. – Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(L)	5,500	5,500	5,500
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(G)(L)	27,700	27,700	27,700
Mason West, LLC – Line of Credit, $2,651 available (L+8.0%, 10.0% Cash, Due 7/2021)(L)	349	349	349
Mason West, LLC – Term Debt (L+10.0%, 12.5% Cash, Due 7/2025)(L)	25,250	25,250	25,250

		114,299	112,471

Healthcare, Education, and Childcare – 5.5%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023)(L)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.8%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	6,850	6,850	6,850

		24,550	24,550

Leisure, Amusement, Motion Pictures, and Entertainment – 6.0%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	8,500	8,500	8,500

		21,581	21,581

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.1%
SBS Industries Holdings, Inc. – Term Debt (L+5.0%, 7.0% Cash, Due 11/2024)(L)	11,355	11,355	11,355

Total Secured First Lien Debt		$205,155	$203,327

Secured Second Lien Debt – 11.6%
Automobile – 1.1%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,830
Country Club Enterprises, LLC – Guaranty ($1,000)(T)	—	—	—

		4,000	3,830

Cargo Transport – 3.5%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(K)	13,000	12,960	12,772

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.7%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2025)(H)(L)	13,300	13,300	13,300

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.3%
SBS Industries Holdings, Inc. – Term Debt (L+12.0%, 14.0% Cash, Due 11/2024)(L)	11,736	11,736	11,736

Total Secured Second Lien Debt		$41,996	$41,638

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Preferred Equity – 16.4%
Containers, Packaging, and Glass – 0.4%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1,457

Diversified/Conglomerate Services – 8.7%
Bassett Creek Services, Inc. – Preferred Stock(C)(L)	4,900	4,900	—
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	18,614
Horizon Facilities Services, Inc. – Preferred Stock(C)(L)	10,080	10,080	1,285
Mason West, LLC – Preferred Stock(C)(L)	11,206	11,206	11,206

		33,181	31,105

Healthcare, Education, and Childcare – 1.5%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	5,410

Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.6%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	6,625
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	10,089

		14,526	16,714

Leisure, Amusement, Motion Pictures, and Entertainment – 1.2%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	4,263

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Preferred Stock(C)(L)	27,705	2,771	—

Total Preferred Equity		$64,411	$58,949

Common Equity/Equivalents – 3.4%
Cargo Transport – 0.0%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$—

Containers, Packaging, and Glass – 3.3%
Frontier Packaging, Inc. – Common Stock(C)(L)	153	153	11,937

Diversified/Conglomerate Manufacturing – 0.1%
Phoenix Door Systems, Inc. – Common Stock(C)(L)	2,515	1,200	329

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Common Stock(C)(L)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	12,180	58	48

Total Common Equity/Equivalents		$2,141	$12,314

Total Non-Control/Non-Affiliate Investments		$313,703	$316,228

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
AFFILIATE INVESTMENTS(O) – 73.3%
Secured First Lien Debt – 42.3%
Beverage, Food, and Tobacco – 2.5%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2021)(L)	9,050	$9,050	$9,050

Chemicals, Plastics, and Rubber – 5.7%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 7.0% Cash, Due 1/2024)(G)(L)	26,618	$26,618	$20,522

Diversified/Conglomerate Manufacturing – 6.2%
D.P.M.S., Inc. – Line of Credit, $250 available (L+6.5%, 9.0% Cash (0.5% Unused Fee), Due 10/2021)(L)	1,250	1,250	1,250
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	10,796	10,796	8,158
Edge Adhesives Holdings, Inc.(M) – Line of Credit, $0 available (L+8.0%, 10.0% Cash, Due 12/2020)(K)	1,020	1,020	995
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)(K)	9,300	9,300	9,068
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2022)(K)	3,000	3,000	2,925

		25,366	22,396

Diversified/Conglomerate Services – 14.0%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
The Maids International, LLC – Line of Credit, $1,000 available (L+7.5%, 9.5% Cash (0.3% Unused Fee), Due 3/2021)(L)	—	—	—
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(L)	28,560	28,560	28,560

		50,560	50,560

Leisure, Amusement, Motion Pictures, and Entertainment – 2.4%
SOG Specialty Knives & Tools, LLC – Term Debt (Due 12/2023)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.0% Cash, Due 12/2023)(G)(L)	8,399	8,399	8,399

		8,937	8,937

Personal and Non-Durable Consumer Products (Manufacturing Only) – 7.3%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 4/2021)(G)(L)	3,400	3,400	3,400
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.0% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		26,500	26,500

Telecommunications – 4.2%
B+T Group Acquisition, Inc.(M) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	2,800	2,800	2,534
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	14,000	14,000	12,670

		16,800	15,204

Total Secured First Lien Debt		$163,831	$153,169

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 13.5%
Diversified/Conglomerate Services – 12.8%
J.R. Hobbs Co. – Atlanta, LLC – Line of Credit, $0 available (L+6.0%, 8.0% Cash, Due 10/2024)(L)	10,000	$10,000	$10,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024)(L)	36,000	36,000	36,000

		46,000	46,000

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.7%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	2,377
The Mountain Corporation – Delayed Draw Term Debt, $1,200 available (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	300	300	61

		12,000	2,438

Total Secured Second Lien Debt		$58,000	$48,438

Preferred Equity – 17.5%
Beverage, Food, and Tobacco – 1.2%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	$4,000	$4,342

Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	158,598	19,730	—

Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	8,199	8,199	—

		10,040	—

Diversified/Conglomerate Services – 3.7%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	8,363
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(L)	6,640	6,640	5,073

		24,309	13,436

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.8%
Old World Christmas, Inc. – Preferred Stock(C)(L)	7,450	7,450	20,868

Leisure, Amusement, Motion Pictures, and Entertainment – 0.7%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	14,949	14,949	2,549

Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.1%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	21,975

		12,399	21,975

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	14,304	4,722	—

Total Preferred Equity		$97,599	$63,170

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Common Equity/Equivalents – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	$—	$—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		1	—

Diversified/Conglomerate Services – 0.0%
Nth Degree Investment Group, LLC – Common Stock(C)(L)	14,360,000	1,219	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Common Stock Warrant(C)(L)	3.5%	—	—

Total Common Equity/Equivalents		$1,221	$—

Total Affiliate Investments		$320,651	$264,777

CONTROL INVESTMENTS(P) – 7.8%:
Secured Second Lien Debt – 2.8%
Aerospace and Defense – 2.8%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2021)(L)	$5,000	$5,000	$5,000
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2021)(L)	5,000	5,000	5,000

		$10,000	$10,000

Preferred Equity – 5.0%
Aerospace and Defense – 5.0%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$17,957

Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$27,957

TOTAL INVESTMENTS – 168.8%		$655,866	$608,962

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $476.4 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2020, our investment in Funko Acquisition Holdings, LLC (“Funko”) was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.1% as of September 30, 2020. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2020.
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
(H)

$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2020.

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

SEPTEMBER 30, 2020

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2020 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2021 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on May 12, 2020.

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

•

Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations, which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2020, our loans to B+T Group Acquisition, Inc. (“B+T”), Horizon Facilities Services, Inc. (“Horizon”), The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC (“SOG”) were on non-accrual status, with an aggregate debt cost basis of $94.9 million, or 19.8% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $77.7 million, or 17.0% of the fair value of all debt investments in our portfolio. As of March 31, 2020, certain of our loans to B+T, The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $63.5 million, or 14.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $43.5 million, or 10.1% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of September 30, 2020 and March 31, 2020, we did not have any loans with a PIK interest component.

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

•

Level 2 — inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists, or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s assumptions based upon the best available information.

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

As of September 30, 2020 and March 31, 2020, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the six months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and March 31, 2020, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2020:
Secured first lien debt	$356,496	$—	$—		$356,496
Secured second lien debt	100,076	—	—		100,076
Preferred equity	140,076	—	—		140,076
Common equity/equivalents	12,314	—	48	(A)	12,266

Total Investments as of September 30, 2020	$608,962	$—	$48		$608,914

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2020:
Secured first lien debt	$308,248	$—	$—		$308,248
Secured second lien debt	123,340	—	—		123,340
Preferred equity	119,849	—	—		119,849
Common equity/equivalents	14,487	—	33	(A)	14,454

Total Investments as of March 31, 2020	$565,924	$—	$33		$565,891

(A)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of September 30, 2020 and March 31, 2020, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	September 30, 2020	March 31, 2020
Non-Control/Non-Affiliate Investments
Secured first lien debt	$203,327	$172,406
Secured second lien debt	41,638	48,031
Preferred equity	58,949	60,854
Common equity/equivalents(A)	12,266	10,805

Total Non-Control/Non-Affiliate Investments	316,180	292,096
Affiliate Investments
Secured first lien debt	153,169	135,842
Secured second lien debt	48,438	65,309
Preferred equity	63,170	42,837
Common equity/equivalents	—	3,649

Total Affiliate Investments	264,777	247,637
Control Investments
Secured first lien debt	—	—
Secured second lien debt	10,000	10,000
Preferred equity	17,957	16,158
Common equity/equivalents	—	—

Total Control Investments	27,957	26,158

Total investments at fair value using Level 3 inputs	$608,914	$565,891

(A)	Excludes our investment in Funko with a fair value of $48 and $33 as of September 30, 2020 and March 31, 2020, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of September 30, 2020 and March 31, 2020. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	September 30, 2020	March 31, 2020			September 30, 2020	March 31, 2020
Secured first lien debt	$292,633	$280,499	TEV	EBITDA multiple	4.1x – 8.0x / 6.3x	4.2x – 8.1x / 6.2x
				EBITDA	$1,372 – $12,750 / $6,591	$1,372 – $13,042 / $5,894
				Revenue multiple	0.4x – 0.7x / 0.5x	0.3x – 0.7x / 0.5x
				Revenue	$12,501 – $26,113 / $17,970	$14,343 – $24,060 / $18,141
				Discount Rate	17.5% – 17.5% / 17.5%	—
	63,863	27,749	Yield Analysis	Discount Rate	11.9% – 18.8% / 15.5%	16.2% – 18.7% / 16.8%
Secured second lien debt	83,474	107,195	TEV	EBITDA multiple	5.0x – 6.3x / 5.4x	5.1x – 6.2x / 5.6x
				EBITDA	$4,942 – $10,486 / $8,294	$4,459 – $13,042 / $7,444
				Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x
				Revenue	$14,832 – $14,832 / $14,832	$15,267 – $15,267 / $15,267
	16,602	16,145	Yield Analysis	Discount Rate	11.9% – 13.5% / 12.3%	12.6% – 16.4% / 13.5%
Preferred equity	140,076	119,849	TEV	EBITDA multiple	5.0x – 8.0x / 6.2x	5.1x – 8.1x / 6.1x
				EBITDA	$1,492 – $12,750 / $6,038	$356– $13,042 / $5,596
				Revenue multiple	0.4x – 0.7x / 0.6x	0.6x – 0.7x / 0.6x
				Revenue	$12,501 – $26,113 / $21,420	$15,267 – $24,060 / $21,283
				Discount Rate	17.5% – 17.5% / 17.5%	—
Common equity/equivalents(A)	12,266	14,454	TEV	EBITDA multiple	4.1x – 7.3x / 5.8x	4.2x – 7.4x / 5.9x
				EBITDA	$1,372 – $9,895 / $4,685	$1,372 – $16,061 / $9,258
				Revenue multiple	0.4x – 0.7x / 0.4x	0.7x – 0.7x / 0.7x
				Revenue	$12,501 – $14,832 / $12,509	$15,267 – $15,267 / $15,267

Total	$608,914	$565,891

(A)	Fair value as of both September 30, 2020 and March 31, 2020 excludes our investment in Funko with a fair value of $48 and $33, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and six months ended September 30, 2020 and 2019 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured	Secured		Common
	First Lien	Second Lien	Preferred	Equity/
	Debt	Debt	Equity	Equivalents	Total
Three Months ended September 30, 2020:
Fair value as of June 30, 2020	$312,628	$116,134	$122,237	$10,295	$561,294
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	114	114
Net unrealized appreciation (depreciation)(B)	1,355	951	(2,636)	1,971	1,641
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	33,399	105	23,581	—	57,085
Settlements / repayments	(8,000)	—	—	—	(8,000)
Sales	—	—	(3,106)	(114)	(3,220)
Transfers(D)	17,114	(17,114)	—	—	—

Fair value as of September 30, 2020	$356,496	$100,076	$140,076	$12,266	$608,914

	Secured	Secured		Common
	First Lien	Second Lien	Preferred	Equity/
	Debt	Debt	Equity	Equivalents	Total
Six Months ended September 30, 2020:
Fair value as of March 31, 2020	$308,248	$123,340	$119,849	$14,454	$565,891
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	114	114
Net unrealized appreciation (depreciation)(B)	(1,215)	390	(248)	(2,188)	(3,261)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	33,499	310	23,581	—	57,390
Settlements / repayments	(8,000)	—	—	—	(8,000)
Sales	—	—	(3,106)	(114)	(3,220)
Transfers(D)	23,964	(23,964)	—	—	—

Fair value as of September 30, 2020	$356,496	$100,076	$140,076	$12,266	$608,914

	Secured	Secured		Common
	First Lien	Second Lien	Preferred	Equity/
	Debt	Debt	Equity	Equivalents	Total
Three Months ended September 30, 2019:
Fair value as of June 30, 2019	$338,586	$76,475	$188,639	$27,099	$630,799
Total gain (loss):
Net realized gain (loss)(A)	—	—	2,788	17,576	20,364
Net unrealized appreciation (depreciation)(B)	(1,532)	(2,503)	1,178	(1,202)	(4,059)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	67	(2,672)	(10,029)	(12,634)
New investments, repayments and settlements(C):
Issuances / originations	12,450	5,005	1,500	1,200	20,155
Settlements / repayments	(7,640)	(13,300)	—	—	(20,940)
Sales	—	—	(7,902)	(17,617)	(25,519)
Transfers(D)	(41,000)	41,000	—	—	—

Fair value as of September 30, 2019	$300,864	$106,744	$183,531	$17,027	$608,166

	Secured	Secured		Common
	First Lien	Second Lien	Preferred	Equity/
	Debt	Debt	Equity	Equivalents	Total
Six Months ended September 30, 2019:
Fair value as of March 31, 2019	$331,090	$75,293	$195,377	$22,011	$623,771
Total gain (loss):
Net realized gain (loss)(A)	—	—	1,533	19,295	20,828
Net unrealized appreciation (depreciation)(B)	(1,700)	(1,325)	(9,367)	6,451	(5,941)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	67	(2,121)	(11,748)	(13,802)
New investments, repayments and settlements(C):
Issuances / originations	53,100	5,009	12,080	1,200	71,389
Settlements / repayments	(40,626)	(13,300)	—	—	(53,926)
Sales	—	—	(13,971)	(20,182)	(34,153)
Transfers(D)	(41,000)	41,000	—	—	—

Fair value as of September 30, 2019	$300,864	$106,744	$183,531	$17,027	$608,166

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended September 30, 2020 and 2019.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended September 30, 2020 and 2019.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)

2020: Transfers represent (1) secured second lien debt of Brunswick Bowling Products, Inc. with a total cost basis and fair value of $6.9 million, which was converted into secured first lien debt during the three months ended June 30, 2020 and (2) secured second lien debt of PSI Molded, with a total cost basis and fair value of $26.6 million and $17.1 million, respectively, which was converted into secured first lien debt during the three months ended September 30, 2020.

2019: Transfers represent (1) secured first lien debt of B-Dry, LLC with a cost basis of $11.9 million and a fair value of $0, which was converted into equity during the three months ended June 30, 2019 and (2) secured first lien debt of J.R. Hobbs Co. – Atlanta, LLC, with a total cost basis and fair value of $41.0 million, which was converted into secured second lien debt during the three months ended September 30, 2019.

Investment Activity

During the six months ended September 30, 2020, the following significant transactions occurred:

•

In July 2020, we invested $46.9 million in Mason West, LLC (“Mason West”) through a combination of secured first lien debt and preferred equity. Mason West, headquartered in Placentia, California, is a provider of engineered seismic restraint and vibration isolation solutions. In September 2020, Mason West repaid $7.0 million of secured first lien debt and redeemed $3.1 million of preferred equity, which was included in Due from administrative agent in our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2020.

•	In September 2020, we invested an additional $8.0 million into PSI Molded in the form of preferred equity and also amended certain terms of our existing debt.

Investment Concentrations

As of September 30, 2020, our investment portfolio consisted of investments in 29 portfolio companies located in 17 states across 14 different industries with an aggregate fair value of $609.0 million. Our investments in J.R. Hobbs Co. – Atlanta, LLC, Pioneer Square Brands, Inc., Counsel Press, Inc., Mason West, and Bassett Creek Services, Inc. represented our five largest portfolio investments at fair value as of September 30, 2020, and collectively comprised $205.7 million, or 33.8%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of September 30, 2020 and March 31, 2020:

	September 30, 2020				March 31, 2020
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$368,986	56.3%	$356,496	58.5%	$310,019	50.9%	$308,248	54.5%
Secured second lien debt	109,996	16.8	100,076	16.4	143,155	23.5	123,340	21.8

Total debt	478,982	73.1	456,572	74.9	453,174	74.4	431,588	76.3

Preferred equity	173,474	26.4	140,076	23.0	152,998	25.1	119,849	21.2
Common equity/equivalents	3,410	0.5	12,314	2.1	3,410	0.5	14,487	2.5

Total equity/equivalents	176,884	26.9	152,390	25.1	156,408	25.6	134,336	23.7

Total investments	$655,866	100.0%	$608,962	100.0%	$609,582	100.0%	$565,924	100.0%

Investments at fair value consisted of the following industry classifications as of September 30, 2020 and March 31, 2020:

	September 30, 2020		March 31, 2020
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$253,572	41.6%	$226,805	40.1%
Home and Office Furnishings, Housewares, and Durable Consumer Products	75,432	12.4	83,705	14.8
Personal and Non-Durable Consumer Products (Manufacturing Only)	50,961	8.4	34,865	6.2
Leisure, Amusement, Motion Pictures, and Entertainment	37,330	6.1	35,240	6.2
Aerospace and Defense	27,957	4.6	26,158	4.6
Diversified/Conglomerate Manufacturing	26,595	4.4	28,147	5.0
Healthcare, Education, and Childcare	25,410	4.2	25,563	4.5
Machinery (Non-agriculture, Non-construction, and Non-electronic)	23,091	3.8	23,091	4.1
Containers, Packaging, and Glass	22,894	3.8	20,360	3.6
Chemicals, Plastics, and Rubber	20,522	3.4	16,737	3.0
Telecommunications	15,204	2.5	15,792	2.8
Beverage, Food, and Tobacco	13,392	2.2	12,545	2.2
Cargo Transport	12,772	2.1	13,316	2.4
Other < 2.0%	3,830	0.5	3,600	0.5

Total investments	$608,962	100.0%	$565,924	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of September 30, 2020 and March 31, 2020:

	September 30, 2020		March 31, 2020
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$179,219	29.4%	$182,178	32.2%
Northeast	150,522	24.7	146,434	25.9
West	146,584	24.1	90,214	15.9
Midwest	132,637	21.8	147,098	26.0

Total investments	$608,962	100.0%	$565,924	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2020:

		Amount
For the remaining six months ending March 31:	2021	$20,240
For the fiscal years ending March 31:	2022	58,894
	2023	106,150
	2024	93,055
	2025	175,432
	Thereafter	25,250

	Total contractual repayments	$479,021
	Adjustments to cost basis of debt investments	(39)
	Investments in equity securities	176,884

	Total cost basis of investments held as of September 30, 2020:	$655,866

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2020 and March 31, 2020, we had gross receivables from portfolio companies of $1.3 million and $1.4 million, respectively. As of each of September 30, 2020 and March 31, 2020, the allowance for uncollectible receivables was $0.9 million.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services under the Advisory Agreement, consisting of a base management fee and an incentive fee and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, all as described below. On July 14, 2020, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the annual renewal of the Advisory Agreement through August 31, 2021.

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. David Dullum (our president) is also the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), is also the executive vice president of administration of our Adviser.

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Average total assets subject to base management fee(A)	$597,800	$628,790	$584,500	$631,500
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Base management fee(B)	2,989	3,144	5,845	6,315
Credits to fees from Adviser - other(B)	(1,070)	(608)	(1,805)	(1,830)

Net base management fee	$1,919	$2,536	$4,040	$4,485

Loan servicing fee(B)	1,747	1,593	3,456	3,345
Credits to base management fee - loan servicing fee(B)	(1,747)	(1,593)	(3,456)	(3,345)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$—	$742	$—	$2,823
Incentive fee – capital gains-based(C)	452	858	(302)	346

Total incentive fee(B)	$452	$1,600	$(302)	$3,169
Credits to fees from Adviser - other(B)	—	—	—	—

Net total incentive fee	$452	$1,600	$(302)	$3,169

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $71 and $97 for the three and six months ended September 30, 2020, respectively, and $37 and $87 for the three and six months ended September 30, 2019, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of September 30, 2020, no capital gains-based incentive fees were contractually due to the Adviser. During the year ended March 31, 2020, capital gains-based incentive fees of $8.1 million were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three months ended September 30, 2020, we recorded capital gains-based incentive fees of $0.5 million. During the six months ended September 30, 2020, we recorded a reversal of $0.3 million of previously accrued capital gains-based incentive fees. During the three and six months ended September 30, 2019, we recorded capital gains-based incentive fees of $0.9 million and $0.3 million, respectively.

Transactions with the Administrator

We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and general counsel and secretary, and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Mr. LiCalsi (our general counsel & secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.

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

Transactions with Gladstone Securities

Gladstone Securities, LLC (“Gladstone Securities”) is a privately held broker dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is 100% owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.

Dealer Manager Agreement

On May 22, 2020, the Company, entered into a dealer manager agreement (the “Dealer Manager Agreement”), with Gladstone Securities whereby Gladstone Securities will serve as the Company’s exclusive dealer manager in connection with the Company’s offering (the “Offering”) of up to $350.0 million aggregate principal amount of the Company’s 6.00% Notes due 2040 (the “Notes”) on a “reasonable best efforts” basis.

Under the Dealer Manager Agreement, Gladstone Securities will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay (i) selling commissions of up to 6.0% of the gross proceeds from sales of the Notes in the Offering and (ii) a dealer manager fee of up to 3.0% of the gross proceeds from sales of the Notes in the Offering (the “Dealer Manager Fee”). Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. During the six months ended September 30, 2020, no Notes were sold and there were no selling commissions or Dealer Manager Fee incurred pursuant to the Dealer Manager Agreement.

Other Transactions

From time to time, Gladstone Securities provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three and six months ended September 30, 2020, the fees received by Gladstone Securities from portfolio companies totaled $0.4 million. During the three and six months ended September 30, 2019, the fees received by Gladstone Securities from portfolio companies totaled $0.0 million and $0.4 million, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31,
	2020	2020
Base management and loan servicing fee due to Adviser, net of credits	$606	$(222)
Incentive fee due to Adviser(A)	7,085	7,387
Other due to Adviser	40	13

Total fees due to Adviser	$7,731	$7,178
Fee due to Administrator	$358	$582

Total related party fees due	$8,089	$7,760

(A)

Includes a capital gains-based incentive fee of $7.1 million and $7.4 million, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement as of September 30, 2020 and March 31, 2020. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $0 and $70 as of September 30, 2020 and March 31, 2020, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2020 and March 31, 2020, respectively.

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

On August 10, 2020, we, through Business Investment, entered into Amendment No. 5 to the Credit Facility. Among other things, Amendment No. 5 amends the Credit Facility to (i) add London Interbank Offered Rate (“LIBOR”) replacement language; (ii) implement a 0.5% LIBOR floor; (iii) reduce the facility size from $200.0 million to $180.0 million, which may be expanded to $300.0 million through additional commitments; and (iv) provide certain other changes to existing terms and covenants. In addition, Amendment No. 5 provides for certain temporary changes during the COVID-19 Relief Period (which began on August 10, 2020 and ends on March 31, 2021, and which may be extended, subject to certain conditions) including: (i) amending the definition of “Effective Advance Rate,” provided that during such period the overall effective advance rate does not exceed 55%; and (ii) removing or changing certain “Excess Concentration Limits” (as defined in the Credit Facility).

Advances under the Credit Facility generally bear interest at 30-day LIBOR, subject to a floor of 0.5%, plus 2.85% per annum until August 21, 2021, with the margin then increasing to 3.10% for the period from August 22, 2021 to August 21, 2022, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount.

The following tables summarize noteworthy information related to the Credit Facility:

	As of September 30,	As of March 31,
	2020	2020
Commitment amount	$180,000	$200,000
Borrowings outstanding at cost	116,600	49,200
Availability(A)	63,400	150,800

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Weighted-average borrowings outstanding	$106,123	$57,120	$80,503	$49,935
Effective interest rate(B)	3.6%	7.8%	4.5%	8.4%
Commitment (unused) fees incurred	$122	$364	$490	$763

(A)

Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $63.4 million and $137.6 million as of September 30, 2020 and March 31, 2020, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $224.4 million as of September 30, 2020, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2020, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $495.4 million, asset coverage on our senior securities representing indebtedness of 502.1%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2020, we were in compliance with all covenants under the Credit Facility.

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

The Notes will mature on November 1, 2040. We will pay interest on the Notes on the first day of each month, commencing on the first day of the month following the issuance of such Note. Subject to certain limitations, holders of the Notes will have the option to tender their Notes for redemption at a redemption price of $22.50 per Note until the earlier of the date upon which our Board of Directors, by resolution, suspends or terminates the optional redemption right of the holders or the date, if any, on which the Notes are listed on Nasdaq Global Select Market or another national securities exchange. In addition, we will repurchase the Notes, upon request, in the event of the holder’s death at a redemption price of $25.00 per Note. Except upon the occurrence of certain events that would constitute a change in control of us or to comply with applicable law, we may not redeem the Notes at our option until the later of (1) the one-year anniversary of the termination of the offering of the Notes and (2) July 1, 2025. After such date, we may, at our sole option, redeem all or a portion of the Notes at a redemption price of $25.00 per Note. The Notes will be our direct unsecured obligations and rank equal in right of payment with all outstanding and future unsecured, unsubordinated indebtedness issued by us. As of September 30, 2020, no Notes have been issued.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2020, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.5% floor, plus 2.85% per annum, plus an unused commitment fee of 0.5%. As of March 31, 2020, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. As of each of September 30, 2020 and March 31, 2020, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of September 30, 2020 and March 31, 2020, and for the three and six months ended September 30, 2020 and 2019, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements
	Reported in Consolidated
	Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2020	March 31, 2020
Credit Facility	$116,600	$49,200

Fair Value Measurements of Borrowings Using Significant
Unobservable Inputs (Level 3) Reported in
Consolidated Statements of Assets and Liabilities
Credit
Facility
Three Months Ended September 30, 2020:
Fair value at June 30, 2020	$59,500
Borrowings	63,300
Repayments	(6,200)
Unrealized depreciation	—

Fair value at September 30, 2020	$116,600

Six Months Ended September 30, 2020:
Fair value at March 31, 2020	$49,200
Borrowings	81,500
Repayments	(14,100)
Unrealized depreciation	—

Fair value at September 30, 2020	$116,600

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

The fair value of the collateral under the Credit Facility was $476.4 million and $496.4 million as of September 30, 2020 and March 31, 2020, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

Preferred Stock Offerings

In May 2020, we entered into sales agreements with Wedbush Securities, Inc. (“Wedbush”) and Virtu Americas LLC (“Virtu”) (each a “Series E ATM Sales Agent”), under which we have the ability to issue and sell shares of our 6.375% Series E Cumulative Term Preferred Stock (our “Series E Term Preferred Stock” or “Series E”), from time to time, through the Series E ATM Sales Agents, up to $50.0 million aggregate liquidation preference in an “at-the-market” program (the “Series E ATM Program”). As of September 30, 2020, we had remaining capacity to sell up to $43.5 million of our Series E Term Preferred Stock under the Series E ATM Program.

During the six months ended September 30, 2020, we sold 258,610 shares of our Series E Term Preferred Stock under the Series E ATM Program with Wedbush and Virtu with an aggregate liquidation preference of $6.5 million. The weighted-average gross price per share net of discounts was $24.29 and resulted in gross proceeds of approximately $6.3 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $6.2 million.

The following tables summarize our 6.250% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”) and our Series E Term Preferred Stock outstanding as of September 30, 2020 and March 31, 2020:

As of September 30, 2020:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Aggregate Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	3,248,610	25.00	81,215

Term preferred stock, gross(A)					5,548,610	$25.00	$138,715
Less: Discounts							(2,993)

Term preferred stock, net(B)							$135,722

As of March 31, 2020:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Aggregate Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(A)					5,290,000	$25.00	$132,250
Less: Discounts							(3,090)

Term preferred stock, net(B)							$129,160

(A)	As of September 30, 2020 and March 31, 2020, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 235.9% and 293.8%, respectively.
(B)

Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable preferred stock during the six months ended September 30, 2020 and 2019:

For the Six Months Ended September 30, 2020:

Declaration Date	RecordDate	Payment Date	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
April 14, 2020	April 24, 2020	April 30, 2020	$0.13020833	$0.13281250
April 14, 2020	May 19, 2020	May 29, 2020	0.13020833	0.13281250
April 14, 2020	June 19, 2020	June 30, 2020	0.13020833	0.13281250
July 14, 2020	July 24, 2020	July 31, 2020	0.13020833	0.13281250
July 14, 2020	August 24, 2020	August 31, 2020	0.13020833	0.13281250
July 14, 2020	September 23, 2020	September 30, 2020	0.13020833	0.13281250

		Total	$0.78124998	$0.79687500

For the Six Months Ended September 30, 2019:

Declaration Date	RecordDate	Payment Date	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
April 9, 2019	April 22, 2019	April 30, 2019	$0.13020833	$0.13281250
April 9, 2019	May 22, 2019	May 31, 2019	0.13020833	0.13281250
April 9, 2019	June 19, 2019	June 28, 2019	0.13020833	0.13281250
July 9, 2019	July 22, 2019	July 31, 2019	0.13020833	0.13281250
July 9, 2019	August 20, 2019	August 30, 2019	0.13020833	0.13281250
July 9, 2019	September 17, 2019	September 30, 2019	0.13020833	0.13281250

		Total	$0.78124998	$0.79687500

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and are reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of dividends paid to preferred stockholders in the current calendar year as of September 30, 2020, 41.9% would be from ordinary income and 58.1% would be from capital gains.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2020 and March 31, 2020. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of September 30, 2020 and March 31, 2020, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	September 30, 2020	March 31, 2020
Series D Term Preferred Stock	$56,649	$53,590
Series E Term Preferred Stock	78,162	64,554

Total	$134,811	$118,144

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of September 30, 2020, we had the ability to issue up to $288.6 million of the securities registered under the registration statement.

Common Equity Offerings

In December 2019, we entered into equity distribution agreements with Wedbush, Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each a “Common Stock ATM Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Common Stock ATM Sales Agents, up to an aggregate offering price of $35.0 million in an at-the-market program (the “Common Stock ATM Program”). As of September 30, 2020, we had remaining capacity to sell up to $30.1 million of common stock under the Common Stock ATM Program.

During the three months ended June 30, 2020, we sold 155,560 shares of our common stock under the Common Stock ATM Program with Wedbush at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share. We did not sell any shares of our common stock under the Common Stock ATM Program during the three months ended September 30, 2020.

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

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Numerator: net increase in net assets resulting from operations	$6,630	$11,004	$6,669	$17,050
Denominator: basic and diluted weighted-average common shares	33,205,023	32,822,459	33,148,652	32,822,459

Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.20	$0.34	$0.20	$0.52

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

The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of cash distributions paid to common stockholders in the current calendar year as of September 30, 2020, 93.6% would be from ordinary income and 6.4% would be from capital gains.

We paid the following cash distributions to our common stockholders for the six months ended September 30, 2020 and 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	April 14, 2020	April 24, 2020	April 30, 2020	$0.070
	April 14, 2020	May 19, 2020	May 29, 2020	0.070
	April 14, 2020	June 8, 2020	June 17, 2020	0.090	(A)
	April 14, 2020	June 19, 2020	June 30, 2020	0.070
	July 14, 2020	July 24, 2020	July 31, 2020	0.070
	July 14, 2020	August 24, 2020	August 31, 2020	0.070
	July 14, 2020	September 23, 2020	September 30, 2020	0.070

		Six Months Ended September 30, 2020:		$0.510

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	April 9, 2019	April 22, 2019	April 30, 2019	$0.068
	April 9, 2019	May 22, 2019	May 31, 2019	0.068
	April 9, 2019	June 5, 2019	June 14, 2019	0.090	(A)
	April 9, 2019	June 19, 2019	June 28, 2019	0.068
	July 9, 2019	July 22, 2019	July 31, 2019	0.068
	July 9, 2019	August 20, 2019	August 30, 2019	0.068
	July 9, 2019	September 4, 2019	September 13, 2019	0.030	(A)
	July 9, 2019	September 17, 2019	September 30, 2019	0.068

		Six Months Ended September 30, 2019:		$0.528

(A)	Represents a supplemental distribution to common stockholders.

Aggregate cash distributions to our common stockholders declared and paid were $16.9 million and $17.3 million for the six months ended September 30, 2020 and 2019, respectively.

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

For the three and six months ended September 30, 2020, we recorded $0.4 million and $0.6 million, respectively, of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income for both periods on our accompanying Consolidated Statements of Assets and Liabilities.

For the three and six months ended September 30, 2019, we recorded $0.9 million and $1.3 million, respectively, of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed (Overdistributed) net investment income for both periods on our Consolidated Statements of Assets and Liabilities.

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

In addition, we obtained clarification of the treatment of deemed distributions with respect to Virginia state taxes from the Virginia Department of Revenue, which ruled that Virginia state taxes are imposed. Related to this matter, we previously recorded a $3.0 million reserve for uncertain tax positions, which was included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations and in Other Liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of and for the year ended March 31, 2019. During the three months ended June 30, 2020, we reported and paid this amount with an amended Virginia tax return. As a result of the ruling, we also incurred $2.3 million of Virginia state taxes related to the deemed distribution for the year ended March 31, 2020, which was included in Taxes on deemed distribution of long-term capital gains on our Consolidated Statements of Operations for the year ended March 31, 2020 and in Other Liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2020 and which was paid during the three months ended September 30, 2020.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2020 and March 31, 2020, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.5 million and $2.3 million as of September 30, 2020 and March 31, 2020, respectively.

Financial Commitments and Obligations

We may have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of September 30, 2020 and March 31, 2020 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of September 30, 2020, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of September 30, 2020 and March 31, 2020 to be immaterial.

As of September 30, 2020, the following guaranty was outstanding:

•

A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers.

The following table summarizes the principal balances of unused line of credit and delayed draw term loan commitments and guaranties as of September 30, 2020 and March 31, 2020, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	September 30, 2020	March 31, 2020
Unused line of credit and delayed draw term loan commitments	$5,181	$1,230
Guaranties	1,000	1,000

Total	$6,181	$2,230

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Per Common Share Data:
Net asset value at beginning of period(A)	$10.87	$12.29	$11.17	$12.40
Income from investment operations(B)
Net investment income	0.13	0.20	0.26	0.47
Net realized gain on investments and other	0.02	0.65	0.04	0.66
Net unrealized appreciation (depreciation) of investments and other	0.05	(0.51)	(0.10)	(0.61)

Total from investment operations	0.20	0.34	0.20	0.52
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.20)	(0.16)	(0.48)	(0.36)
Cash distributions to common stockholders from realized gains(C)	(0.01)	(0.07)	(0.03)	(0.17)

Total from equity capital activity	(0.21)	(0.23)	(0.51)	(0.53)
Other, net(B)(E)	—	(0.01)	—	—

Net asset value at end of period(A)	$10.86	$12.39	$10.86	$12.39

Per common share market value at beginning of period	$10.24	$11.23	$7.85	$11.60
Per common share market value at end of period	9.10	12.34	9.10	12.34
Total investment return(F)	(9.10)%	12.07%	21.91%	11.26%
Common stock outstanding at end of period(A)	33,205,023	32,822,459	33,205,023	32,822,459

Statement of Assets and Liabilities Data:
Net assets at end of period	$360,526	$406,830	$360,526	$406,830
Average net assets(G)	360,232	407,970	362,964	407,929

Senior Securities Data:
Total borrowings, at cost	$121,696	$51,896	$121,696	$51,896
Mandatorily redeemable preferred stock (H)	138,715	132,250	138,715	132,250

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(I)	8.30%	9.86%	7.72%	9.07%
Ratio of net investment income to average net assets – annualized(J)	4.85	6.45	4.71	7.57

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding period.
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

(G)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(H)	Represents the aggregate liquidation preference of our mandatorily redeemable preferred stock.
(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets—annualized would have been 11.42% and 12.01% for the three months ended September 30, 2020 and 2019, respectively, and 10.62% and 11.61% for the six months ended September 30, 2020 and 2019, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets—annualized would have been 1.72% and 4.30% for the three months ended September 30, 2020 and 2019, respectively, and 1.81% and 5.03% for the six months ended September 30, 2020 and 2019, respectively.

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

We had one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the six month periods ended September 30, 2020 and 2019. Accordingly, summarized, comparative financial information, pursuant to Rule 10-01(b), is presented below for Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Six Months Ended September 30,
Income Statement	2020	2019
Net sales	$12,505	$14,261
Gross profit	2,360	2,927
Net profit	473	787

NOTE 13. SUBSEQUENT EVENTS

ATM Activity

Subsequent to September 30, 2020 and through October 23, 2020, we sold 61,536 shares of our Series E Term Preferred Stock under the Series E ATM Program with Virtu with an aggregate liquidation preference of $1.5 million. The weighted-average gross price per share net of discounts was $24.29 and resulted in gross proceeds of approximately $1.5 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $1.5 million.

Distributions and Dividends

In October 2020, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
October 23, 2020	October 30, 2020	$0.07	$0.13020833	$0.13281250
November 20, 2020	November 30, 2020	0.07	0.13020833	0.13281250
December 23, 2020	December 31, 2020	0.07	0.13020833	0.13281250

	Total for the Quarter:	$0.21	$0.39062499	$0.39843750

COVID-19 Impact

We continue to closely monitor and work with our portfolio companies to navigate the significant challenges created by the continuing COVID-19 pandemic and are focused on ensuring the safety of the Adviser’s and Administrator’s personnel and of the employees of our portfolio companies, while also managing our ongoing business activities. While we are closely monitoring all of our portfolio companies, our portfolio continues to be diverse from a geographic and industry perspective. Through proactive measures and continued diligence, the management teams of our portfolio companies continue to demonstrate their ability to respond effectively and efficiently to the challenges posed by COVID-19 and related orders imposed by state and local governments, including paused or reversed reopening orders. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation, or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); (12) the impact of COVID-19 generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it; and (13) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 12, 2020 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”). Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

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

OVERVIEW

General

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for U.S. federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 through September 30, 2020, we have paid 183 consecutive monthly distributions to common stockholders.

We are externally managed by the Adviser, an affiliate of ours and an SEC-registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser. Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. David Dullum, our president, also serves as the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary, also serves as the Administrator’s president, general counsel, and secretary, as well as the executive vice president of administration of the Adviser).

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of September 30, 2020, our investment portfolio was comprised of 73.1% in debt securities and 26.9% in equity securities, at cost.

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

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital Corporation (“Gladstone Capital”) and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. Since 2012, we have opportunistically made several co-investments with Gladstone Capital pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.

Our shares of common stock, 6.25% Series D Cumulative Term Preferred Stock (“Series D Term Preferred Stock”) and 6.375% Series E Cumulative Term Preferred Stock (“Series E Term Preferred Stock”) are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINM,” and “GAINL,” respectively.

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the six months ended September 30, 2020, we invested in one new portfolio company and did not exit any portfolio companies. As of September 30, 2020, our portfolio was comprised of 29 companies. From our initial public offering in June 2005 through September 30, 2020, we made investments in 53 companies, excluding investments in syndicated loans, for a total of approximately $1.4 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2020, we had unrecognized, contractual success fees of $45.0 million, or $1.35 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

From inception through September 30, 2020, we completed sales of 22 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $223.5 million in net realized gains and $30.3 million in other income upon exit, for a total increase to our net assets of $253.8 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 22 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 75.0% from March 2011 through September 30, 2020, and allowed us to declare and pay 11 supplemental distributions.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to August 2021, and currently have a total commitment amount of $180.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the six months ended September 30, 2020, we sold 155,560 shares of our common stock under our common stock at-the-market program (the “Common Stock ATM Program”) for gross proceeds of approximately $1.8 million and 258,610 shares of our Series E Term Preferred Stock under our preferred stock at-the-market program (the “Series E ATM Program”) for gross proceeds of approximately $6.3 million. During the year ended March 31, 2020, we sold 227,004 shares of our common stock under the Common Stock ATM Program for gross proceeds of approximately $3.1 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock, including our at-the-market programs, and mandatorily redeemable preferred stock.

Although we have been able to access the capital markets historically, market conditions, including the impact of COVID-19, may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On September 30, 2020, the closing market price of our common stock was $9.10 per share, representing a 16.2% discount to our net asset value (“NAV”) of $10.86 per share as of September 30, 2020. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2020 Annual Meeting of Stockholders held on August 20, 2020, our stockholders approved a proposal authorizing us, with the subsequent approval of our board of directors (“Board of Directors”), to issue and sell shares of our common stock at a price below our then-current NAV per share, provided that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then-outstanding common stock immediately prior to each such sale. This August 2020 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings at a price below the then-current NAV per share, once in May 2017, once in March 2015, and once in October 2012. Certain sales under the previous Common Stock ATM Program in March and April of 2018 were also below the then-current estimated NAV per share. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

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

As of September 30, 2020, our asset coverage ratio on our senior securities representing indebtedness was 502.1% and our asset coverage on our senior securities that are stock was 235.9%.

Investment Highlights

Investment Activity

During the six months ended September 30, 2020, the following significant transactions occurred:

•

In July 2020, we invested $46.9 million in Mason West, LLC (“Mason West”) through a combination of secured first lien debt and preferred equity. Mason West, headquartered in Placentia, California, is a provider of engineered seismic restraint and vibration isolation solutions. In September 2020, Mason West repaid $7.0 million of secured first lien debt and redeemed $3.1 million of preferred equity.

•	In September 2020, we invested an additional $8.0 million into PSI Molded Plastics, Inc. (“PSI Molded”) in the form of preferred equity and also amended certain terms of our existing debt.

Recent Developments

ATM Activity

Subsequent to September 30, 2020 and through October 23, 2020, we sold 61,536 shares of our Series E Term Preferred Stock under the Series E ATM Program with Virtu Americas LLC with an aggregate liquidation preference of $1.5 million. The weighted-average gross price per share net of discounts was $24.29 and resulted in gross proceeds of approximately $1.5 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $1.5 million.

Distributions and Dividends

In October 2020, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
October 23, 2020	October 30, 2020	$0.07	$0.13020833	$0.13281250
November 20, 2020	November 30, 2020	0.07	0.13020833	0.13281250
December 23, 2020	December 31, 2020	0.07	0.13020833	0.13281250

	Total for the Quarter:	$0.21	$0.39062499	$0.39843750

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out during late 2021. LIBOR may transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one-month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. We expect we will need to continue to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.

COVID-19 Impact

We continue to closely monitor and work with our portfolio companies to navigate the significant challenges created by the continuing COVID-19 pandemic and are focused on ensuring the safety of the Adviser’s and Administrator’s personnel and of the employees of our portfolio companies, while also managing our ongoing business activities. While we are closely monitoring all of our portfolio companies, our portfolio continues to be diverse from a geographic and industry perspective. Through proactive measures and continued diligence, the management teams of our portfolio companies continue to demonstrate their ability to respond effectively and efficiently to the challenges posed by COVID-19 and related orders imposed by state and local governments, including paused or reversed reopening orders. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,840	$14,143	$(2,303)	(16.3)%
Dividend and success fee income	—	2,493	(2,493)	(100.0)

Total investment income	11,840	16,636	(4,796)	(28.8)

EXPENSES
Base management fee	2,989	3,144	(155)	(4.9)
Loan servicing fee	1,747	1,593	154	9.7
Incentive fee	452	1,600	(1,148)	(71.8)
Administration fee	390	423	(33)	(7.8)
Interest and dividend expense	3,213	3,297	(84)	(2.5)
Amortization of deferred financing costs and discounts	466	373	93	24.9
Other	1,032	1,824	(792)	(43.4)

Expenses before credits from Adviser	10,289	12,254	(1,965)	(16.0)
Credits to fees from Adviser	(2,817)	(2,201)	(616)	28.0

Total expenses, net of credits to fees	7,472	10,053	(2,581)	(25.7)

NET INVESTMENT INCOME	4,368	6,583	(2,215)	(33.6)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	621	21,144	(20,523)	(97.1)
Net unrealized appreciation (depreciation) of investments	1,641	(16,854)	18,495	(109.7)
Net unrealized depreciation of other	—	131	(131)	(100.0)

Net realized and unrealized gain	2,262	4,421	(2,159)	(48.8)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,630	$11,004	$(4,374)	(39.7)%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.13	$0.20	$(0.07)	(35.0)%

Net increase in net assets resulting from operations	$0.20	$0.34	$(0.14)	(41.2)%

NM = Not Meaningful

Investment Income

Total investment income decreased 28.8% for the three months ended September 30, 2020, as compared to the prior year period. The decrease was due to a decrease in dividend and success fee income as well as a decrease in interest income.

Interest income from our investments in debt securities decreased 16.3% for the three months ended September 30, 2020, as compared to the prior year period. During the three months ended September 30, 2019, we received $2.1 million of past due interest upon the exit of our investment in Alloy Die Casting Co (“ADC”). Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2020 was $388.7 million, compared to $374.1 million for the prior year period. This increase was primarily due to the origination of $65.1 million of new debt investments and $39.7 million of follow-on debt investments to existing portfolio companies, partially offset by $48.0 million of pay-offs, restructurings, or write-offs of debt investments and $47.9 million of loans placed on non-accrual status after June 30, 2019, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 12.1% for the three months ended September 30, 2020, compared to 15.0% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

As of September 30, 2020, our loans to B+T Group Acquisition, Inc. (“B+T”), Horizon Facilities Services, Inc. (“Horizon”), The Mountain Corporation (“The Mountain”), PSI Molded, and SOG Specialty Knives & Tools, LLC (“SOG”) were on non-accrual status, with an aggregate debt cost basis of $94.9 million. As of September 30, 2019, certain of our loans to Meridian Rack & Pinion, Inc. (“Meridian”), The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $56.4 million.

Dividend and success fee income for the three months ended September 30, 2020 decreased 100% from the prior year period. During the three months ended September 30, 2020, we did not earn any dividend and success fee income. During the three months ended September 30, 2019, dividend and success fee income consisted primarily of $0.6 million of dividend income and $1.9 million of success fee income.

As of September 30, 2020 and March 31, 2020, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 25.7% during the three months ended September 30, 2020, as compared to the prior year period, primarily due to a decrease in the incentive fee and other expenses and an increase in credits to fees from the Adviser.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $0.5 million during the three months ended September 30, 2020, compared to a capital gains-based incentive fee of $0.9 million during the three months ended September 30, 2019. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $0.7 million for the three months ended September 30, 2020, as compared to the prior year period, primarily due to a decrease in pre-incentive fee net investment income, which did not exceed the hurdle rate for the three months ended September 30, 2020.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2020	2019
Average total assets subject to base management fee(A)	$597,800	$628,790
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,989	3,144
Credits to fees from Adviser—other(B)	(1,070)	(608)

Net base management fee	$1,919	$2,536

Loan servicing fee(B)	1,747	1,593
Credits to base management fee—loan servicing fee(B)	(1,747)	(1,593)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$742
Incentive fee – capital gains-based(C)	452	858

Total incentive fee(B)	$452	$1,600
Credits to fees from Adviser—other(B)	—	—

Net total incentive fee	$452	$1,600

A)

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

Other expenses decreased 43.4% during the three months ended September 30, 2020, as compared to the prior year period, primarily due to a decrease in tax expense and professional fees.

Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2020, we recorded net realized gains on investments of $0.6 million related to previous exits. During the three months ended September 30, 2019, we recorded net realized gains on investments of $21.1 million, primarily related to a $20.4 million realized gain from the exit of ADC.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended September 30, 2020, we recorded net unrealized appreciation of investments of $1.6 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2020 were as follows:

	Three Months Ended September 30, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Pioneer Square Brands, Inc.	$—	$11,867	$—	$11,867
Ginsey Home Solutions, Inc.	—	2,414	—	2,414
Frontier Packaging, Inc.	—	2,150	—	2,150
SOG Specialty Knives & Tools, LLC	—	1,982	—	1,982
ImageWorks Display and Marketing Group, Inc.	—	1,451	—	1,451
Counsel Press, Inc.	—	(1,239)	—	(1,239)
Edge Adhesives Holdings, Inc.	—	(1,269)	—	(1,269)
D.P.M.S., Inc.	—	(2,253)	—	(2,253)
PSI Molded Plastics, Inc.	—	(4,592)	—	(4,592)
Brunswick Bowling Products, Inc.	—	(8,606)	—	(8,606)
Other, net (<$1.0 million, net)	621	(264)	—	357

Total	$621	$1,641	$—	$2,262

The primary driver of net unrealized appreciation of investments of $1.6 million for the three months ended September 30, 2020 was an increase in performance of certain of our portfolio companies, which was partially offset by decreased performance of certain of our other portfolio companies and a decrease in comparable multiples used to estimate the fair value of some of our portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, as well as demand for their products and general economic outlook.

During the three months ended September 30, 2019, we recorded net unrealized depreciation of investments of $16.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Alloy Die Casting Co.	$20,355	$—	$(12,634)	$7,721
Nth Degree, Inc.	—	7,328	—	7,328
Counsel Press, Inc.	—	3,766	—	3,766
D.P.M.S., Inc.	—	2,730	—	2,730
ImageWorks Display and Marketing Group, Inc.	—	2,602	—	2,602
Old World Christmas, Inc.	—	2,004	—	2,004
Galaxy Tool Holding Corporation	—	1,532	—	1,532
Schylling, Inc.	—	1,269	—	1,269
SBS Industries Holdings, Inc.	—	(1,232)	—	(1,232)
SOG Specialty Knives and Tools, LLC	—	(1,443)	—	(1,443)
PSI Molded Plastics, Inc.	—	(2,416)	—	(2,416)
Ginsey Home Solutions, Inc.	—	(2,718)	—	(2,718)
Pioneer Square Brands, Inc.	—	(3,163)	—	(3,163)
Meridian Rack & Pinion, Inc.	—	(4,570)	—	(4,570)
J.R. Hobbs Co.—Atlanta, LLC	—	(9,530)	—	(9,530)
Other, net (<$1.0 million, net)	789	(248)	(131)	410

Total	$21,144	$(4,089)	$(12,765)	$4,290

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

Across our entire investment portfolio, we recorded $2.3 million of net unrealized appreciation on our debt positions and $0.7 million of net unrealized depreciation on our equity positions for the three months ended September 30, 2020. As of September 30, 2020, the fair value of our investment portfolio was less than the cost basis by $46.9 million, as compared to June 30, 2020, when the fair value of our investment portfolio was less than the cost basis by $48.5 million, representing net unrealized appreciation of $1.6 million for the three months ended September 30, 2020. Our entire portfolio had a fair value of 92.8% of cost as of September 30, 2020.

Net Unrealized (Appreciation) Depreciation on Other

During the three months ended September 30, 2020, we did not record any unrealized appreciation or depreciation of other. During the three months ended September 30, 2019, we recorded net unrealized depreciation of other of $0.1 million related to the Credit Facility recorded at fair value.

Comparison of the Six Months Ended September 30, 2020 to the Six Months Ended September 30, 2019

	For the Six Months Ended September 30,
	2020	2019	$ Change	% Change
INVESTMENT INCOME
Interest income	$22,365	$26,018	$(3,653)	(14.0)%
Dividend and success fee income	182	7,928	(7,746)	(97.7)

Total investment income	22,547	33,946	(11,399)	(33.6)

EXPENSES
Base management fee	5,845	6,315	(470)	(7.4)
Loan servicing fee	3,456	3,345	111	3.3
Incentive fee	(302)	3,169	(3,471)	(109.5)
Administration fee	836	737	99	13.4
Interest and dividend expense	6,232	6,446	(214)	(3.3)
Amortization of deferred financing costs and discounts	840	746	94	12.6
Other	2,360	2,925	(565)	(19.3)

Expenses before credits from Adviser	19,267	23,683	(4,416)	(18.6)
Credits to fees from Adviser	(5,261)	(5,175)	(86)	1.7

Total expenses, net of credits to fees	14,006	18,508	(4,502)	(24.3)

NET INVESTMENT INCOME	8,541	15,438	(6,897)	(44.7)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	1,374	21,677	(20,303)	(93.7)
Net unrealized depreciation of investments	(3,246)	(19,901)	16,655	(83.7)
Net unrealized appreciation of other	—	(164)	164	(100.0)

Net realized and unrealized (loss) gain	(1,872)	1,612	(3,484)	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,669	$17,050	$(10,381)	(60.9)%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.26	$0.47	$(0.21)	(44.7)

Net increase in net assets resulting from operations	$0.20	$0.52	$(0.32)	(61.5)%

NM = Not Meaningful

Investment Income

Total investment income decreased 33.6% for the six months ended September 30, 2020, as compared to the prior year period. The decrease was due to a decrease in dividend and success fee income, as well as a decrease in interest income.

Interest income from our investments in debt securities decreased 14.0% for the six months ended September 30, 2020, as compared to the prior year period. During the six months ended September 30, 2019, we received $2.1 million of past due interest upon the exit of our investment in ADC. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2020 was $373.5 million, compared to $369.0 million for the prior year period. This increase was primarily due to the origination of $93.8 million of new debt investments and $51.6 million of follow-on debt investments to existing portfolio companies, partially offset by $81.0 million of pay-offs, restructurings, or write-offs of debt investments and $47.9 million of loans placed on non-accrual status after March 31, 2019, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend, success fee, and other income, was 11.9% for the six months ended September 30, 2020, compared to 14.1% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

As of September 30, 2020, our loans to B+T, Horizon, The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $94.9 million. As of September 30, 2019, certain of our loans to Meridian, The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $56.4 million.

Dividend and success fee income for the six months ended September 30, 2020 decreased 97.7% from the prior year period. During the six months ended September 30, 2020, dividend and success fee income consisted primarily of $0.2 million of success fee income. During the six months ended September 30, 2019, dividend and success fee income consisted primarily of $5.8 million of success fee income and $2.1 million of dividend income.

As of September 30, 2020 and March 31, 2020, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 24.3% during the six months ended September 30, 2020, as compared to the prior year period, primarily due to a decrease in the incentive fee, base management fee, other expenses, and interest and dividend expense.

In accordance with GAAP, we recorded a $0.3 million reversal of the capital gains-based incentive fee during the six months ended September 30, 2020, compared to a capital gains-based incentive fee of $0.3 million during the six months ended September 30, 2019. The reversal of the capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $2.8 million for the six months ended September 30, 2020, as compared to the prior year period, primarily due to a decrease in pre-incentive fee net investment income, which did not exceed the hurdle rate for the six months ended September 30, 2020.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2020	2019
Average total assets subject to base management fee(A)	$584,500	$631,500
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%

Base management fee(B)	5,845	6,315
Credits to fees from Adviser—other(B)	(1,805)	(1,830)

Net base management fee	$4,040	$4,485

Loan servicing fee(B)	3,456	3,345
Credits to base management fee—loan servicing fee(B)	(3,456)	(3,345)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$2,823
Incentive fee – capital gains-based(C)	(302)	346

Total incentive fee(B)	$(302)	$3,169
Credits to fees from Adviser—other(B)	—	—

Net total incentive fee	$(302)	$3,169

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

Interest and dividend expense decreased 3.3% during the six months ended September 30, 2020, as compared to the prior year period, due to a decrease in the effective interest rate, partially offset by a higher weighted-average balance outstanding on the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the six months ended September 30, 2020 was $80.5 million, as compared to $49.9 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the six months ended September 30, 2020 was 4.5%, as compared to 8.4% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of a decrease in LIBOR and a decrease in unused commitment fees on the undrawn portion of the Credit Facility. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility.

Other expenses decreased 19.3% during the six months ended September 30, 2020, as compared to the prior year period, primarily due to a decrease in tax expense and professional fees.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the six months ended September 30, 2020, we recorded net realized gains on investments of $1.4 million related to previous exits. During the six months ended September 30, 2019, we recorded net realized gains on investments of $21.7 million, primarily related to a $20.4 million realized gain from the exit of ADC and a $3.2 million realized gain from the exit of Jackrabbit Inc. (“Jackrabbit”), which were partially offset by a $2.7 million realized loss from the exit of Tread Corporation (“Tread”).

Net Unrealized Appreciation (Depreciation) of Investments

During the six months ended September 30, 2020, we recorded net unrealized depreciation of investments of $3.2 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2020 were as follows:

	Six Months Ended September 30, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Pioneer Square Brands, Inc.	$—	$16,215	$—	$16,215
Ginsey Home Solutions, Inc.	—	3,670	—	3,670
Frontier Packaging, Inc.	—	2,534	—	2,534
SOG Specialty Knives and Tools, LLC	—	2,159	—	2,159
Galaxy Tool Holding Corporation	—	1,798	—	1,798
Head Country, Inc.	—	846	—	846
Cambridge Sound Management, Inc.	740	—	—	740
B+T Group Acquisition, Inc.	—	(588)	—	(588)
Horizon Facilities Services, Inc.	—	(1,415)	—	(1,415)
Bassett Creek Services, Inc.	—	(1,828)	—	(1,828)
Counsel Press, Inc.	—	(1,980)	—	(1,980)
D.P.M.S., Inc.	—	(2,637)	—	(2,637)
Nth Degree, Inc.	113	(3,649)	—	(3,536)
PSI Molded Plastics, Inc.	—	(4,215)	—	(4,215)
Brunswick Bowling Products, Inc.	—	(13,222)	—	(13,222)
Other, net (<$1.0 million, net)	521	(934)	—	(413)

Total	$1,374	$(3,246)	$—	$(1,872)

The primary drivers of net unrealized depreciation of $3.2 million for the six months ended September 30, 2020 were a decline in performance of certain portfolio companies, and a decrease in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by increased performance of certain of our other portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, as well as demand for their products and general economic outlook.

During the six months ended September 30, 2019, we recorded net unrealized depreciation of investments of $19.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2019 were as follows:

	Six Months Ended September 30, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Alloy Die Casting Co.	$20,355	$8,823	$(12,634)	$16,544
Nth Degree, Inc.	—	10,763	—	10,763
Counsel Press, Inc.	—	5,170	—	5,170
D.P.M.S., Inc.	—	3,681	—	3,681
ImageWorks Display and Marketing Group, Inc.	—	1,861	—	1,861
Head Country, Inc.	—	1,708	—	1,708
Old World Christmas, Inc.	—	1,202	—	1,202
Tread Corporation	(2,726)	—	3,380	654
Horizon Facilities Services, Inc.	—	623	—	623
PSI Molded Plastics, Inc.	—	(1,135)	—	(1,135)
Galaxy Tool Holding Corporation	—	(1,248)	—	(1,248)
Brunswick Bowling Products, Inc.	—	(1,319)	—	(1,319)
Jackrabbit, Inc.	3,198	—	(4,547)	(1,349)
SOG Specialty Knives and Tools, LLC	—	(1,947)	—	(1,947)
SBS Industries Holdings, Inc.	—	(2,030)	—	(2,030)
Educators Resource, Inc.	—	(2,116)	—	(2,116)
Pioneer Square Brands, Inc.	—	(2,786)	—	(2,786)
Ginsey Home Solutions, Inc.	—	(3,555)	—	(3,555)
Meridian Rack & Pinion, Inc.	—	(5,536)	—	(5,536)
J.R. Hobbs Co.—Atlanta, LLC	—	(17,822)	—	(17,822)
Other, net (<$1.0 million, net)	850	(305)	(132)	413

Total	$21,677	$(5,968)	$(13,933)	$1,776

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

Across our entire investment portfolio, we recorded net unrealized depreciation of $0.8 million and $2.4 million on our debt and on our equity positions, respectively, for the six months ended September 30, 2020. As of September 30, 2020, the fair value of our investment portfolio was less than the cost basis by $46.9 million, as compared to March 31, 2020, when the fair value of our investment portfolio was less than the cost basis by $43.7 million, representing net unrealized depreciation of $3.2 million for the six months ended September 30, 2020. Our entire portfolio had a fair value of 92.8% of cost as of September 30, 2020.

Net Unrealized (Appreciation) Depreciation on Other

During the six months ended September 30, 2020, we did not record any unrealized appreciation or depreciation of other. During the six months ended September 30, 2019, we recorded net unrealized appreciation of other of $0.2 million related to the Credit Facility recorded at fair value.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2020 was $59.4 million, as compared to net cash provided by operating activities of $24.0 million for the six months ended September 30, 2019. This change was primarily due to decreases in principal repayments of investments and net proceeds from the sale of investments.

Purchases of investments were $57.4 million during the six months ended September 30, 2020, compared to $71.4 million during the six months ended September 30, 2019. Principal repayments and net proceeds from the sale of investments totaled $2.1 million during the six months ended September 30, 2020, compared to $88.5 million during the six months ended September 30, 2019.

As of September 30, 2020, we had equity investments in or loans to 29 portfolio companies with an aggregate cost basis of $655.9 million. As of September 30, 2019, we had equity investments in or loans to 29 portfolio companies with an aggregate cost basis of $593.8 million. The following table summarizes our total portfolio investment activity during the six months ended September 30, 2020 and 2019:

	Six Months Ended September 30,
	2020	2019
Beginning investment portfolio, at fair value	$565,924	$624,172
New investments	46,902	43,180
Disbursements to existing portfolio companies	10,480	28,200
Unscheduled principal repayments	(8,000)	(53,926)
Net proceeds from sales of investments	(3,107)	(34,413)
Net realized gain on investments	—	21,015
Net unrealized depreciation of investments	(3,246)	(5,967)
Reversal of net unrealized appreciation of investments	—	(13,934)
Amortization of premiums, discounts, and acquisition costs, net	9	9

Ending investment portfolio, at fair value	$608,962	$608,336

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2020:

		Amount
For the remaining six months ending March 31:	2021	$20,240
For the fiscal years ending March 31:	2022	58,894
	2023	106,150
	2024	93,055
	2025	175,432
	Thereafter	25,250

	Total contractual repayments	$479,021
	Adjustments to cost basis of debt investments	(39)
	Investments in equity securities	176,884

	Total cost basis of investments held as of September 30, 2020:	$655,866

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2020 was $57.9 million, which consisted primarily of $67.4 million of net borrowings under the Credit Facility, $6.3 million of gross proceeds from the issuance of mandatorily redeemable preferred stock under the Series E ATM Program, and $1.7 million of gross proceeds from the issuance of common stock under the Common Stock ATM Program, partially offset by $16.9 million in distributions to common stockholders.

Net cash used in financing activities for the six months ended September 30, 2019 was $23.7 million, which consisted primarily of $17.3 million in distributions to common stockholders and $6.2 million of net repayments on the Credit Facility.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.07 per common share for each of the six months from April through September 2020, and a supplemental distribution of 0.09 per common share in June 2020.

For the fiscal year ended March 31, 2020, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $17.9 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2020, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.3 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2020, we recorded $6.5 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Accumulated net realized gain in excess of distributions and Underdistributed (overdistributed) net investment income. For the six months ended September 30, 2020, we recorded $0.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the six months from April through September 2020 and (ii) $0.1328125 per share to holders of our Series E Term Preferred Stock for each of the six months from April through September 2020. In accordance with GAAP, we treat these monthly dividends as an operating expense.

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

Equity

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of September 30, 2020, we had the ability to issue up to $288.6 million in securities under the registration statement.

Common Stock

In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc. (“Wedbush”), Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each, a “Common Stock ATM Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Common Stock ATM Sales Agents, up to an aggregate offering price of $35.0 million in the Common Stock ATM Program. As of September 30, 2020, we had remaining capacity to sell up to $30.1 million of common stock under the Common Stock ATM Program.

During the three months ended June 30, 2020, we sold 155,560 shares of our common stock under the Common Stock ATM Program with Wedbush at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share. We did not sell any shares of our common stock under the Common Stock ATM Program during the three months ended September 30, 2020.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On September 30, 2020, the closing market price of our common stock was $9.10 per share, representing a 16.2% discount to our NAV per share of $10.86 as of September 30, 2020.

At our 2020 Annual Meeting of Stockholders held on August 20, 2020, our stockholders approved a proposal authorizing us with the subsequent approval of our Board of Directors, to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then-outstanding common stock immediately prior to each such sale.

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

Our Series E Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.375% per year, payable monthly (which equates to $5.2 million per year as of September 30, 2020). We are required to redeem all outstanding shares of our Series E Term Preferred Stock on August 31, 2025, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series E Term Preferred Stock, and (2) if we fail to maintain asset coverage as required by Sections 18 and 61 of the 1940 Act (which is currently 150%) and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series E Term Preferred Stock or otherwise cure the asset coverage redemption trigger (we may also redeem additional securities to cause asset coverage to be up to 200%). We may also voluntarily redeem all or a portion of our Series E Term Preferred Stock at our sole option at the redemption price at any time.

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

In May 2020, we entered into sales agreements with Wedbush and Virtu Americas LLC (“Virtu”) (each a “Series E ATM Sales Agent”), under which we have the ability to issue and sell shares of our Series E Term Preferred Stock, from time to time, through the Series E ATM Sales Agents, up to $50.0 million aggregate liquidation preference in the Series E ATM Program. As of September 30, 2020, we had remaining capacity to sell up to $43.5 million of our Series E Term Preferred Stock under the Series E ATM Program.

During the six months ended September 30, 2020, we sold 258,610 shares of our Series E Term Preferred Stock under the Series E ATM Program with Wedbush and Virtu with an aggregate liquidation preference of $6.5 million. The weighted-average gross price per share net of discounts was $24.29 and resulted in gross proceeds of approximately $6.3 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $6.2 million.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series D Term Preferred Stock and Series E Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series D Term Preferred Stock and Series E Term Preferred Stock) as of September 30, 2020 was 235.9%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Line of Credit

On August 22, 2018, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), entered into Amendment No. 4 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to August 22, 2021, and if not renewed or extended by such date, all principal and interest will be due and payable on August 22, 2023 (two years after the revolving period end date). Additionally, the Credit Facility commitment amount was increased from $165.0 million to $200.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $300.0 million through additional commitments from existing or new lenders. We incurred fees of approximately $1.6 million in connection with this amendment.

On August 10, 2020, we, through Business Investment, entered into Amendment No. 5 to the Credit Facility. Among other things, Amendment No. 5 amends the Credit Facility to (i) add LIBOR replacement language; (ii) implement a 0.5% LIBOR floor; (iii) reduce the facility size from $200.0 million to $180.0 million, which may be expanded to $300.0 million through additional commitments; and (iv) provide certain other changes to existing terms and covenants. In addition, Amendment No. 5 provides for certain temporary changes during the COVID-19 Relief Period (which began on August 10, 2020 and ends on March 31, 2021, and which may be extended, subject to certain conditions) including: (i) amending the definition of “Effective Advance Rate,” provided that during such period the overall effective advance rate does not exceed 55%; and (ii) removing or changing certain “Excess Concentration Limits” (as defined in the Credit Facility).

Advances under the Credit Facility generally bear interest at 30-day LIBOR, subject to a floor of 0.5%, plus 2.85% per annum until August 21, 2021, with the margin then increasing to 3.10% for the period from August 22, 2021 to August 21, 2022, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $224.4 million as of September 30, 2020, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2020, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $495.4 million, asset coverage on our senior securities representing indebtedness of 502.1%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2020, we had availability, after adjustments for various constraints based on collateral quality, of $63.4 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

Notes Offering

In May 2020, we entered into a dealer manager agreement (“Dealer Manager Agreement”) with our affiliated dealer manager, Gladstone Securities, under which we may sell a maximum of $350.0 million aggregate principal amount of our 6.00% notes due 2040 (the “Notes”). However, we can only offer for sale up to $200.0 million aggregate principal amount of the Notes pursuant to a prospectus supplement dated May 22, 2020 and a base prospectus dated July 24, 2019 relating to the registration statement on Form N-2 (File No. 333- 232124) under the Securities Act of 1933, as amended.

The Notes will mature on November 1, 2040. We will pay interest on the Notes on the first day of each month, commencing on the first day of the month following the issuance of such Note. Subject to certain limitations, holders of the Notes will have the option to tender their Notes for redemption at a redemption price of $22.50 per Note until the earlier of the date upon which our Board of Directors, by resolution, suspends or terminates the optional redemption right of the holders or the date, if any, on which the Notes are listed on Nasdaq Global Select Market or another national securities exchange. In addition, we will repurchase the Notes, upon request, in the event of the holder’s death at a redemption price of $25.00 per Note. Except upon the occurrence of certain events that would constitute a change in control of us or to comply with applicable law, we may not redeem the Notes at our option until the later of (1) the one-year anniversary of the termination of the offering of the Notes and (2) July 1, 2025. After such date, we may, at our sole option, redeem all or a portion of the Notes at a redemption price of $25.00 per Note. The Notes will be our direct unsecured obligations and rank equal in right of payment with all outstanding and future unsecured, unsubordinated indebtedness issued by us. As of September 30, 2020, no Notes have been issued.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2020 and March 31, 2020, we had unrecognized, contractual off-balance sheet success fee receivables of $45.0 million and $37.6 million (or approximately $1.35 and $1.14 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of September 30, 2020 to be immaterial.

As of September 30, 2020, we have also extended a guaranty on behalf of one of our portfolio companies, Country Club Enterprises, LLC (“CCE”), whereby we have guaranteed $1.0 million of CCE’s obligations. As of September 30, 2020, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of September 30, 2020, at cost/liquidation preference:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$116,600	$—	$116,600	$—	$—
Mandatorily redeemable preferred stock	138,715	—	57,500	81,215	—
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	50,167	13,415	26,372	10,380	—

Total	$310,578	$13,415	$200,472	$96,691	$—

(A)	Excludes unused line of credit and delayed draw term loan commitments and guaranties to our portfolio companies in the aggregate principal amount of $6.2 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of September 30, 2020. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

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

The following table reflects risk ratings for all loans in our portfolio as of September 30, 2020 and March 31, 2020:

Rating	September 30, 2020	March 31, 2020
Highest	9.0	9.0
Average	6.2	6.5
Weighted-average	6.1	6.9
Lowest	3.0	4.0

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

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both September 30, 2020 and March 31, 2020.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variable rates with a floor mechanism. As of September 30, 2020 and March 31, 2020, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	September 30, 2020	March 31, 2020
Variable rates with a floor	97.6%	97.5%
Fixed rates	2.4	2.5

Total	100.0%	100%

There have been no material changes in the quantitative and qualitative market risk disclosures during the six months ended September 30, 2020 from those included in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2020 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

See the exhibit index.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.
3.1.a	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock Due 2023, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.
3.1.b	Certificate of Designation of 6.375% Series E Cumulative Term Preferred Stock Due 2025, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.
3.1.c	Certificate of Increase of Shares Designated as 6.375% Series E Cumulative Term Preferred Stock due 2025 of Gladstone Investment Corporation incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 21, 2020.
3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 15, 2020.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.
4.2	Specimen 6.25% Series D Cumulative Term Preferred Stock Due 2023 Stock Certificate, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.
4.3	Specimen 6.375% Series E Cumulative Term Preferred Stock Due 2025 Stock Certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.
4.4	Indenture, dated as of May 22, 2020, between Gladstone Investment Corporation and UMB Bank, National Association, as trustee incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 22, 2020.
4.5	First Supplemental Indenture, dated as of May 22, 2020, relating to the 6.00% Notes due 2040, between Gladstone Investment Corporation and UMB Bank, National Association, as trustee incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 814-00704), filed May 22, 2020.
4.6	Form of 6.00% Notes due 2040 incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 814-00704), filed May 22, 2020 (contained in the First Supplemental Indenture filed as Exhibit 4.2 thereto).
10.1	Amendment No. 5 to Fifth Amended and Restated Credit Agreement, dated as of August 10, 2020 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 10, 2020.
31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Treasurer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer and Treasurer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Furnished herewith

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

Date: November 3, 2020