Form 10-Q
period 2020-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2021-02-02
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 1, 2021 was 33,205,023.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	March 31,
	2020	2020
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $292,968 and $276,589, respectively)	$290,136	$292,129
Affiliate investments (Cost of $340,401 and $311,481, respectively)	289,421	247,637
Control investments (Cost of $24,512 and $21,512, respectively)	31,331	26,158
Cash and cash equivalents	1,794	2,778
Restricted cash and cash equivalents	866	1,282
Interest receivable	1,775	3,429
Due from administrative agent	4,379	771
Deferred financing costs, net	586	991
Other assets, net	1,414	1,202

TOTAL ASSETS	$621,702	$576,377

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $84,000 and $49,200, respectively)	$84,000	$49,200
Secured borrowing	5,096	5,096

Total borrowings	89,096	54,296
Mandatorily redeemable preferred stock, $0.001 par value per share, $25.00 liquidation preference per share; 8,990,000 and 6,500,000 shares authorized; 6,074,853 and 5,290,000 shares issued and outstanding, respectively, net	148,753	129,160
Accounts payable and accrued expenses	1,239	1,222
Fees due to Adviser(A)	11,871	7,178
Fee due to Administrator(A)	462	582
Other liabilities	1,458	14,908

TOTAL LIABILITIES	$252,879	$207,346

Commitments and contingencies(B)
NET ASSETS	$368,823	$369,031

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 33,205,023 and 33,049,463 shares issued and outstanding, respectively	$33	$33
Capital in excess of par value	401,755	401,023
Cumulative net unrealized depreciation of investments	(46,993)	(43,658)
Underdistributed net investment income	3,622	6,370
Accumulated net realized gain in excess of distributions	10,406	5,263

Total distributable earnings	(32,965)	(32,025)

TOTAL NET ASSETS	$368,823	$369,031

NET ASSET VALUE PER SHARE AT END OF PERIOD	$11.11	$11.17

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$6,804	$7,234	$19,782	$19,710
Affiliate investments	5,123	4,668	14,087	17,751
Control investments	220	211	639	639
Cash and cash equivalents	1	13	5	44

Total interest income	12,148	12,126	34,513	38,144
Dividend income
Non-Control/Non-Affiliate investments	908	3,622	908	6,349
Affiliate investments	4,127	—	4,127	3,080

Total dividend income	5,035	3,622	5,035	9,429
Success fee income
Non-Control/Non-Affiliate investments	189	248	371	248
Affiliate investments	—	—	—	2,121

Total success fee income	189	248	371	2,369

Total investment income	17,372	15,996	39,919	49,942

EXPENSES
Base management fee(A)	3,116	2,970	8,961	9,285
Loan servicing fee(A)	1,786	1,794	5,242	5,139
Incentive fee(A)	3,756	2,873	3,454	6,042
Administration fee(A)	382	369	1,218	1,106
Interest expense on borrowings	1,092	964	3,064	3,230
Dividends on mandatorily redeemable preferred stock	2,291	2,089	6,551	6,269
Amortization of deferred financing costs and discounts	451	373	1,291	1,119
Professional fees	322	384	1,147	1,355
Other general and administrative expenses	496	633	2,031	2,587

Expenses before credits from Adviser	13,692	12,449	32,959	36,132

Credits to base management fee – loan servicing fee(A)	(1,786)	(1,794)	(5,242)	(5,139)
Credits to fees from Adviser—other(A)	(789)	(817)	(2,594)	(2,647)

Total expenses, net of credits to fees	11,117	9,838	25,123	28,346

NET INVESTMENT INCOME	6,255	6,158	14,796	21,596

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	5,816	33,509	5,876	34,830
Affiliate investments	3,289	496	4,603	20,852

Total net realized gain	9,105	34,005	10,479	55,682
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(5,358)	(29,063)	(18,372)	(21,598)
Affiliate investments	4,894	(4,513)	12,864	(30,631)
Control investments	375	6,577	2,173	5,329
Other	—	154	—	(10)

Total net unrealized depreciation	(89)	(26,845)	(3,335)	(46,910)

Net realized and unrealized gain (loss)	9,016	7,160	7,144	8,772

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,271	$13,318	$21,940	$30,368

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.19	$0.19	$0.45	$0.66

Net increase in net assets resulting from operations	$0.46	$0.41	$0.66	$0.93

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,205,023	32,822,459	33,167,511	32,822,459

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2020	2019
NET ASSETS, MARCH 31	$369,031	$407,110
OPERATIONS
Net investment income	4,173	8,855
Net realized gain on investments	753	533
Net unrealized depreciation of investments	(4,887)	(3,047)
Net unrealized appreciation of other	—	(295)

Net increase in net assets from operations	39	6,046

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.28 and $0.20 per share, respectively)	(9,272)	(6,523)
Distributions to common stockholders from net realized gains ($0.02 and $0.09 per share, respectively)	(666)	(3,127)

Net decrease in net assets from distributions	(9,938)	(9,650)

CAPITAL ACTIVITY
Issuance of common stock	1,772	—
Discounts, commissions, and offering costs for issuance of common stock	(35)	—

Net increase in net assets from capital activity	1,737	—

NET DECREASE IN NET ASSETS	(8,162)	(3,604)

NET ASSETS, JUNE 30	$360,869	$403,506

OPERATIONS
Net investment income	4,368	6,583
Net realized gain on investments	621	21,144
Net unrealized appreciation (depreciation) of investments	1,641	(16,854)
Net unrealized depreciation of other	—	131

Net increase in net assets from operations	6,630	11,004

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.20 and $0.16 per share, respectively)	(6,553)	(5,236)
Distributions to common stockholders from net realized gains ($0.01 and $0.07 per share, respectively)	(420)	(2,444)

Net decrease in net assets from distributions	(6,973)	(7,680)

NET (DECREASE) INCREASE IN NET ASSETS	(343)	3,324

NET ASSETS, SEPTEMBER 30	$360,526	$406,830

OPERATIONS
Net investment income	$6,255	$6,158
Net realized gain on investments	9,105	34,005
Net unrealized depreciation of investments	(89)	(26,999)
Net unrealized depreciation of other	—	154

Net increase in net assets from operations	15,271	13,318

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.20 and $0.20 per share, respectively)	(6,619)	(6,533)
Distributions to common stockholders from realized gains ($0.01 and $0.09 per share, respectively)	(355)	(3,117)

Net decrease in net assets from distributions	(6,974)	(9,650)

NET INCREASE IN NET ASSETS	8,297	3,668

NET ASSETS, DECEMBER 31	$368,823	$410,498

(A)	Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$21,940	$30,368
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(89,571)	(95,304)
Principal repayments of investments	20,734	79,216
Net proceeds from the sale of investments	30,515	87,781
Net realized gain on investments	(10,479)	(55,682)
Net unrealized depreciation of investments	3,335	46,900
Net unrealized appreciation of other	—	10
Amortization of premiums, discounts, and acquisition costs, net	(14)	(14)
Amortization of deferred financing costs and discounts	1,291	1,119
Bad debt expense, net of recoveries	61	311
Changes in assets and liabilities:
Decrease in interest receivable	1,610	158
Increase in due from administrative agent	(3,608)	(1,176)
Decrease (increase) in other assets, net	1	(373)
Increase in accounts payable and accrued expenses	17	1,163
Increase in fees due to Adviser(A)	4,663	1,655
(Decrease) increase in fee due to Administrator(A)	(120)	138
Decrease in other liabilities	(12,934)	(9,934)

Net cash (used in) provided by operating activities	(32,559)	86,336

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,772	—
Discounts, commissions, and offering costs for issuance of common stock	(31)	—
Proceeds from line of credit	111,700	131,400
Repayments on line of credit	(76,900)	(180,200)
Proceeds from issuance of mandatorily redeemable preferred stock	19,276	—
Deferred financing and offering costs	(773)	(133)
Distributions paid to common stockholders	(23,885)	(26,980)

Net cash provided by (used in) financing activities	31,159	(75,913)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(1,400)	10,423

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,060	3,605

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$2,660	$14,028

CASH PAID FOR INTEREST	$2,370	$2,204

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 78.8%
Secured First Lien Debt – 49.6%
Diversified/Conglomerate Manufacturing – 1.2%
Phoenix Door Systems, Inc. – Line of Credit, $200 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2022)(L)	$950	$950	$950
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(L)	3,200	3,200	3,200

		4,150	4,150
Diversified/Conglomerate Services – 30.5%
Bassett Creek Services, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(K)	37,500	37,500	36,141
Counsel Press, Inc. – Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(L)	5,500	5,500	5,500
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(G)(L)	27,700	27,700	27,700
Mason West, LLC – Line of Credit, $3,000 available (L+8.0%, 10.0% Cash, Due 7/2021)(L)	—	—	—
Mason West, LLC – Term Debt (L+10.0%, 12.5% Cash, Due 7/2025)(L)	25,250	25,250	25,250

		113,950	112,591
Healthcare, Education, and Childcare – 5.4%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023)(L)	20,000	20,000	20,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.7%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	6,850	6,850	6,850

		24,550	24,550
Leisure, Amusement, Motion Pictures, and Entertainment – 5.8%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	8,500	8,500	8,500

		21,581	21,581

Total Secured First Lien Debt		$184,231	$182,872

Secured Second Lien Debt – 11.4%
Automobile – 1.1%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,880
Country Club Enterprises, LLC – Guaranty ($1,000)(T)	—	—	—

		4,000	3,880
Cargo Transport – 3.5%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(Q)	13,000	12,965	13,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.6%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2025)(H)(L)	13,300	13,300	13,300
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.2%
SBS Industries Holdings, Inc. – Term Debt (L+12.0%, 14.0% Cash, Due 11/2024)(L)	11,736	11,736	11,736

Total Secured Second Lien Debt		$42,001	$41,916

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Preferred Equity – 17.0%
Diversified/Conglomerate Services – 8.8%
Bassett Creek Services, Inc. – Preferred Stock(C)(L)	$4,900	$4,900	$—
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	18,744
Horizon Facilities Services, Inc. – Preferred Stock(C)(L)	10,080	10,080	2,194
Mason West, LLC – Preferred Stock(C)(L)	11,206	11,206	11,360

		33,181	32,298
Healthcare, Education, and Childcare – 2.4%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	8,898
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.9%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	6,653	6,653	3,509
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	10,570

		16,236	14,079
Leisure, Amusement, Motion Pictures, and Entertainment – 1.5%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	5,401
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.4%
SBS Industries Holdings, Inc. – Preferred Stock(C)(L)	27,705	2,771	1,580

Total Preferred Equity		$64,748	$62,256

Common Equity/Equivalents – 0.8%
Cargo Transport – 0.7%
Diligent Delivery Systems – Common Stock Warrants(C)(L)(Q)	8%	$500	$2,738
Diversified/Conglomerate Manufacturing – 0.1%
Phoenix Door Systems, Inc. – Common Stock(C)(L)	2,515	1,200	269
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Common Stock(C)(L)	221,500	222	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	12,180	58	85

Total Common Equity/Equivalents		$1,988	$3,092

Total Non-Control/Non-Affiliate Investments		$292,968	$290,136

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
AFFILIATE INVESTMENTS(O) – 78.5%
Secured First Lien Debt – 48.6%
Beverage, Food, and Tobacco – 2.5%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2021)(L)	$9,050	$9,050	$9,050
Chemicals, Plastics, and Rubber – 5.7%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 7.0% Cash, Due 1/2024)(G)(L)	26,618	26,618	20,981
Diversified/Conglomerate Manufacturing – 5.6%
D.P.M.S., Inc. – Line of Credit, $250 available (L+6.5%, 9.0% Cash (0.5% Unused Fee), Due 10/2021)(L)	1,250	1,250	1,250
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2023)(I)(L)	10,796	10,796	6,354
Edge Adhesives Holdings, Inc.(M) – Line of Credit, $0 available (L+8.0%, 10.0% Cash, Due 9/2021)(K)	1,020	1,020	992
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)(K)	9,300	9,300	9,044
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2022)(K)	3,000	3,000	2,918

		25,366	20,558
Diversified/Conglomerate Services – 13.7%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
The Maids International, LLC – Line of Credit, $1,000 available (L+7.5%, 9.5% Cash (0.3% Unused Fee), Due 3/2021)(L)	—	—	—
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(L)	28,560	28,560	28,560

		50,560	50,560
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.3%
Old World Christmas – Secured First Lien Term Loan (L+9.5%, 11.0% Cash, Due 12/2025)(L)	27,000	27,000	27,000
Leisure, Amusement, Motion Pictures, and Entertainment – 2.4%
SOG Specialty Knives & Tools, LLC – Term Debt (Due 12/2023)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.0% Cash, Due 12/2023)(G)(L)	8,399	8,399	8,399

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 7.2%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 4/2021)(G)(L)	3,400	3,400	3,400
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.0% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		26,500	26,500
Telecommunications – 4.2%
B+T Group Acquisition, Inc.(M) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	2,800	2,800	2,569
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	14,000	14,000	12,845

		16,800	15,414

Total Secured First Lien Debt		$190,831	$179,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 13.1%
Diversified/Conglomerate Services – 12.5%
J.R. Hobbs Co. – Atlanta, LLC – Line of Credit, $0 available (L+6.0%, 8.0% Cash, Due 10/2024)(L)	$10,000	$10,000	$10,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024)(L)	36,000	36,000	36,000

		46,000	46,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.6%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	2,349
The Mountain Corporation – Delayed Draw Term Debt, $1,000 available (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	500	500	100

		12,200	2,449

Total Secured Second Lien Debt		$58,200	$48,449

Preferred Equity – 16.8%
Beverage, Food, and Tobacco – 1.4%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	$4,000	$5,258
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	158,598	19,730	—
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	8,199	8,199	—

		10,040	—
Diversified/Conglomerate Services – 3.4%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	6,953
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(L)	6,640	6,640	5,568

		24,309	12,521
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.6%
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	—	13,445
Leisure, Amusement, Motion Pictures, and Entertainment – 1.2%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	14,949	14,949	4,354
Personal and Non-Durable Consumer Products (Manufacturing Only) – 7.2%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	26,394

		12,399	26,394
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	14,304	4,722	—

Total Preferred Equity		$90,149	$61,972

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Common Equity/Equivalents – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	$—	$—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		1	—
Diversified/Conglomerate Services – 0.0%
Nth Degree Investment Group, LLC – Common Stock(C)(L)	14,360,000	1,219	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Common Stock Warrant(C)(L)	3.5%	—	—

Total Common Equity/Equivalents		$1,221	$—

Total Affiliate Investments		$340,401	$289,421

CONTROL INVESTMENTS(P) – 8.6%:
Secured Second Lien Debt – 3.6%
Aerospace and Defense – 3.6%
Galaxy Technologies, Inc. – Line of Credit, $0 available (L+4.5%, 6.5% Cash (0.5% Unused Fee), Due 8/2023)(L)	$5,000	$5,000	$5,000
Galaxy Technologies, Inc. – Term Debt (L+6.0%, 10.0% Cash, Due 8/2023)(L)	8,000	8,000	8,000

		$13,000	$13,000

Preferred Equity – 5.0%
Aerospace and Defense – 5.0%
Galaxy Technologies, Inc. – Preferred Stock(C)(L)	5,517,444	$11,464	$18,331
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Technologies, Inc. – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$24,512	$31,331

TOTAL INVESTMENTS – 165.9%		$657,881	$610,888

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $507.2 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2020, our investment in Funko Acquisition Holdings, LLC (“Funko”) was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.1% as of December 31, 2020. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2020.
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
(H)

$5.1 million of the debt security was participated to a third-party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2020.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 17.7%
Chemicals, Plastics, and Rubber – 4.5%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 13.5% Cash, Due 1/2024)(G)(L)	$26,618	$26,618	$16,737
Diversified/Conglomerate Services – 12.5%
J.R. Hobbs Co. – Atlanta, LLC – Line of Credit, $0 available (L+6.0%, 8.0% Cash, Due 10/2024)(L)	10,000	10,000	10,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024)(L)	36,000	36,000	36,000

		46,000	46,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.7%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	2,572

Total Secured Second Lien Debt		$84,318	$65,309

Preferred Equity – 11.5%
Beverage, Food, and Tobacco – 0.9%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	$4,000	$3,495
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	78,598	11,730	—
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	8,199	8,199	—

		10,040	—
Diversified/Conglomerate Services – 3.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	8,265
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(L)	6,640	6,640	5,339

		24,309	13,604
Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.3%
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	19,588
Leisure, Amusement, Motion Pictures, and Entertainment – 0.1%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	14,949	14,949	390
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.6%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	5,760

		12,399	5,760
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	14,304	4,722	—

Total Preferred Equity		$88,329	$42,837

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
(H)

$5.1 million of the debt security was participated to a third-party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2020.

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

DECEMBER 31, 2020

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2021 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on May 12, 2020.

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

Use of Third-Party Valuation Firms

The Valuation Team engages third-party valuation firms to provide independent assessments of fair value of certain of our investments.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2020, our loans to B+T Group Acquisition, Inc. (“B+T”), Horizon Facilities Services, Inc. (“Horizon”), The Mountain Corporation (“The Mountain”), PSI Molded Plastics, Inc. (“PSI Molded”) and SOG Specialty Knives & Tools, LLC (“SOG”) were on non-accrual status, with an aggregate debt cost basis of $95.1 million, or 19.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $78.3 million, or 16.8% of the fair value of all debt investments in our portfolio. As of March 31, 2020, certain of our loans to B+T, The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $63.5 million, or 14.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $43.5 million, or 10.1% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of December 31, 2020 and March 31, 2020, we did not have any loans with a PIK interest component.

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

As of December 31, 2020 and March 31, 2020, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the nine months ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and March 31, 2020, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2020:
Secured first lien debt	$361,872	$—	$—		$361,872
Secured second lien debt	103,365	—	—		103,365
Preferred equity	142,559	—	—		142,559
Common equity/equivalents	3,092	—	85	(A)	3,007

Total Investments as of December 31, 2020	$610,888	$—	$85		$610,803

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2020:
Secured first lien debt	$308,248	$—	$—		$308,248
Secured second lien debt	123,340	—	—		123,340
Preferred equity	119,849	—	—		119,849
Common equity/equivalents	14,487	—	33	(A)	14,454

Total Investments as of March 31, 2020	$565,924	$—	$33		$565,891

(A)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of December 31, 2020 and March 31, 2020, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	December 31, 2020	March 31, 2020
Non-Control/Non-Affiliate Investments
Secured first lien debt	$182,872	$172,406
Secured second lien debt	41,916	48,031
Preferred equity	62,256	60,854
Common equity/equivalents(A)	3,007	10,805

Total Non-Control/Non-Affiliate Investments	290,051	292,096
Affiliate Investments
Secured first lien debt	179,000	135,842
Secured second lien debt	48,449	65,309
Preferred equity	61,972	42,837
Common equity/equivalents	—	3,649

Total Affiliate Investments	289,421	247,637
Control Investments
Secured first lien debt	—	—
Secured second lien debt	13,000	10,000
Preferred equity	18,331	16,158
Common equity/equivalents	—	—

Total Control Investments	31,331	26,158

Total investments at fair value using Level 3 inputs	$610,803	$565,891

(A)	Excludes our investment in Funko with a fair value of $85 and $33 as of December 31, 2020 and March 31, 2020, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of December 31, 2020 and March 31, 2020. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Range / Weighted-Average as of
	December 31, 2020	March 31, 2020		Unobservable Input	December 31, 2020	March 31, 2020
Secured first lien debt	$297,363	$280,499	TEV	EBITDA multiple	4.1x – 8.0x / 6.3x	4.2x – 8.1x / 6.2x
				EBITDA	$1,372 – $16,727 / $7,038	$1,372 – $13,042 / $5,894
				Revenue multiple	0.6x – 0.7x / 0.7x	0.3x – 0.7x / 0.5x
				Revenue	$14,635 – $28,167 / $24,438	$14,343 –$24,060 / $18,141
				Discount Rate	21.0% – 21.0% / 21.0%	—
	64,509	27,749	Yield Analysis	Discount Rate	13.9% – 21.7% / 14.4%	16.2% – 18.7% / 16.8%
Secured second lien debt(A)	99,485	107,195	TEV	EBITDA multiple	5.1x – 6.3x / 5.4x	5.1x – 6.2x / 5.6x
				EBITDA	$5,041 – $10,000 / $7,848	$4,459 – $13,042 / $7,444
				Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x
				Revenue	$14,635 – $14,635 / $14,635	$15,267 – $15,267 / $15,267
	3,880	16,145	Yield Analysis	Discount Rate	13.0% – 13.0% / 13.0%	12.6% – 16.4% / 13.5%
Preferred equity	142,559	119,849	TEV	EBITDA multiple	4.5x – 8.0x / 6.1x	5.1x – 8.1x / 6.1x
				EBITDA	$1,363 – $16,727 / $6,332	$356 – $13,042 / $5,596
				Revenue multiple	0.6x – 0.7x / 0.7x	0.6x – 0.7x / 0.6x
				Revenue	$14,635 – $28,167 / $23,894	$15,267 – $24,060 / $21,283
				Discount Rate	21.0% – 21.0% / 21.0%	—
Common equity/equivalents(B) (C)	3,007	14,454	TEV	EBITDA multiple	4.1x – 6.7x / 5.5x	4.2x – 7.4x / 5.9x
				EBITDA	$1,372 – $8,498 / $4,985	$1,372 – $16,061 / $9,258
				Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x
				Revenue	$14,635 – $14,635 / $14,635	$15,267 – $15,267 / $15,267

Total	$610,803	$565,891

(A)	Fair value as of December 31, 2020 includes one proprietary debt investment with a fair value of $13.0 million, which was valued at the expected payoff amount as the unobservable input.
(B)	Fair value as of December 31, 2020 includes one proprietary equity investment with a fair value of $2.7 million, which was valued at the expected payoff amount as the unobservable input.
(C)	Fair value as of both December 31, 2020 and March 31, 2020 excludes our investment in Funko with a fair value of $85 and $33, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and nine months ended December 31, 2020 and 2019 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended December 31, 2020:
Fair value as of September 30, 2020	$356,496	$100,076	$140,076	$12,266	$608,914
Total gain (loss):
Net realized gain (loss)(A)	(8,470)	—	3,292	14,030	8,852
Net unrealized appreciation (depreciation)(B)	(700)	84	9,680	2,678	11,742
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(84)	(11,785)	(11,869)
New investments, repayments and settlements(C):
Issuances / originations	27,280	3,205	1,709	—	32,194
Settlements / repayments	(12,734)	—	—	—	(12,734)
Sales	—	—	(12,114)	(14,182)	(26,296)
Transfers(D)	—	—	—	—	—

Fair value as of December 31, 2020	$361,872	$103,365	$142,559	$3,007	$610,803

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine Months ended December 31, 2020:
Fair value as of March 31, 2020	$308,248	$123,340	$119,849	$14,454	$565,891
Total gain (loss):
Net realized gain (loss)(A)	(8,470)	—	3,292	14,144	8,966
Net unrealized appreciation (depreciation)(B)	(1,915)	474	9,432	490	8,481
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(84)	(11,785)	(11,869)
New investments, repayments and settlements(C):
Issuances / originations	60,779	3,515	25,290	—	89,584
Settlements / repayments	(20,734)	—	—	—	(20,734)
Sales	—	—	(15,220)	(14,296)	(29,516)
Transfers(D)	23,964	(23,964)	—	—	—

Fair value as of December 31, 2020	$361,872	$103,365	$142,559	$3,007	$610,803

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended December 31, 2019:
Fair value as of September 30, 2019	$300,864	$106,744	$183,531	$17,027	$608,166
Total gain (loss):
Net realized gain (loss)(A)	—	—	33,710	(300)	33,410
Net unrealized appreciation (depreciation)(B)	(395)	(2,994)	4,621	(2,056)	(824)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(26,447)	300	(26,147)
New investments, repayments and settlements(C):
Issuances / originations	2,215	19,988	1,726	—	23,929
Settlements / repayments	(15,290)	(10,000)	—	—	(25,290)
Sales	—	—	(52,550)	—	(52,550)
Transfers(D)	(8,602)	8,602	(12,434)	12,434	—

Fair value as of December 31, 2019	$278,792	$122,340	$132,157	$27,405	$560,694

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine Months ended December 31, 2019:
Fair value as of March 31, 2019	$331,090	$75,293	$195,377	$22,011	$623,771
Total gain (loss):
Net realized gain (loss)(A)	—	—	35,243	18,995	54,238
Net unrealized appreciation (depreciation)(B)	(2,095)	(4,319)	(4,746)	4,395	(6,765)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	67	(28,568)	(11,448)	(39,949)
New investments, repayments and settlements(C):
Issuances / originations	55,315	24,997	13,806	1,200	95,318
Settlements / repayments	(55,916)	(23,300)	—	—	(79,216)
Sales	—	—	(66,521)	(20,182)	(86,703)
Transfers(D)	(49,602)	49,602	(12,434)	12,434	—

Fair value as of December 31, 2019	$278,792	$122,340	$132,157	$27,405	$560,694

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2020 and 2019.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2020 and 2019.
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

2019: Transfers represent (1) secured first lien debt of B-Dry, LLC with a cost basis of $11.9 million and a fair value of $0, which was converted into equity during the three months ended June 30, 2019, (2) secured first lien debt of J.R. Hobbs Co. – Atlanta, LLC, with a total cost basis and fair value of $41.0 million, which was converted into secured second lien debt during the three months ended September 30, 2019, (3) secured first lien debt of SBS Investment Holdings, Inc., with a total cost basis and fair value of $8.6 million, that was converted to secured second lien debt during the three months ended December 31, 2019 and (4) preferred equity of Nth Degree, Inc. with a cost basis of $1.2 million and fair value of $12.4 million, that was converted to common equity in Nth Degree Investment Group, LLC during the three months ended December 31, 2019.

Investment Activity

During the nine months ended December 31, 2020, the following significant transactions occurred:

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

•	In September 2020, we invested an additional $8.0 million in PSI Molded in the form of preferred equity and also amended certain terms of our existing debt.

•

In December 2020, we recapitalized our investment in Old World Christmas, Inc. (“Old World”) and invested an additional $27.0 million in the form of secured first lien debt. In connection with this investment, Old World paid dividend income of $3.2 million and additional equity proceeds of $10.8 million, resulting in a $7.5 million return of preferred equity cost basis and a realized gain of $3.3 million.

•

In December 2020, we invested an additional $3.0 million in Galaxy Technologies, Inc. (“Galaxy”) in the form of secured second lien debt. In connection with this investment, Galaxy purchased SBS Industries, LLC (a subsidiary of SBS Industries Holdings, Inc., one of our other portfolio companies). SBS Industries Holdings, Inc. used proceeds from the sale to partially repay our $11.4 million first lien debt, resulting in a realized loss of $8.5 million.

•

In December 2020, we sold our investment in Frontier Packaging, Inc., which resulted in dividend income of $0.9 million, success fee income of $0.2 million, and a realized gain of $14.0 million. In connection with the sale, we received net cash proceeds of $26.0 million, including the repayment of our debt investment of $9.5 million at par.

Investment Concentrations

As of December 31, 2020, our investment portfolio consisted of investments in 28 portfolio companies located in 17 states across 13 different industries with an aggregate fair value of $610.9 million. Our investments in Pioneer Square Brands, Inc., J.R. Hobbs Co. – Atlanta, LLC, Counsel Press, Inc., Old World, and Mason West represented our five largest portfolio investments at fair value as of December 31, 2020, and collectively comprised $214.8 million, or 35.1%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of December 31, 2020 and March 31, 2020:

	December 31, 2020				March 31, 2020
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$375,062	57.0%	$361,872	59.2%	$310,019	50.9%	$308,248	54.5%
Secured second lien debt	113,201	17.2	103,365	16.9	143,155	23.5	123,340	21.8

Total debt	488,263	74.2	465,237	76.1	453,174	74.4	431,588	76.3
Preferred equity	166,361	25.3	142,559	23.3	152,998	25.1	119,849	21.2
Common equity/equivalents	3,257	0.5	3,092	0.6	3,410	0.5	14,487	2.5

Total equity/equivalents	169,618	25.8	145,651	23.9	156,408	25.6	134,336	23.7

Total investments	$657,881	100.0%	$610,888	100.0%	$609,582	100.0%	$565,924	100.0%

Investments at fair value consisted of the following industry classifications as of December 31, 2020 and March 31, 2020:

	December 31, 2020		March 31, 2020
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$253,969	41.6%	$226,805	40.1%
Home and Office Furnishings, Housewares, and Durable Consumer Products	92,374	15.1	83,705	14.8
Personal and Non-Durable Consumer Products (Manufacturing Only)	55,429	9.1	34,865	6.2
Leisure, Amusement, Motion Pictures, and Entertainment	40,274	6.6	35,240	6.2
Aerospace and Defense	31,331	5.1	26,158	4.6
Healthcare, Education, and Childcare	28,898	4.7	25,563	4.5
Diversified/Conglomerate Manufacturing	24,976	4.1	28,147	5.0
Chemicals, Plastics, and Rubber	20,981	3.4	16,737	3.0
Cargo Transport	15,738	2.6	13,316	2.4
Telecommunications	15,414	2.5	15,792	2.8
Beverage, Food, and Tobacco	14,308	2.3	12,545	2.2
Machinery (Non-agriculture, Non-construction, and Non-electronic)	13,316	2.2	23,091	4.1
Containers, Packaging, and Glass	—	—	20,360	3.6
Other < 2.0%	3,880	0.7	3,600	0.5

Total investments	$610,888	100.0%	$565,924	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of December 31, 2020 and March 31, 2020:

	December 31, 2020		March 31, 2020
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$175,580	28.7%	$182,178	32.2%
Northeast	153,700	25.2	146,434	25.9
West	147,530	24.2	90,214	15.9
Midwest	134,078	21.9	147,098	26.0

Total investments	$610,888	100.0%	$565,924	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2020:

		Amount
For the remaining three months ending March 31:	2021	$9,050
For the fiscal years ending March 31:	2022	39,720
	2023	106,150
	2024	116,851
	2025	164,277
	Thereafter	52,250

	Total contractual repayments	$488,298
	Adjustments to cost basis of debt investments	(35)
	Investments in equity securities	169,618

	Total cost basis of investments held as of December 31, 2020:	$657,881

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2020 and March 31, 2020, we had gross receivables from portfolio companies of $1.3 million and $1.4 million, respectively. As of each of December 31, 2020 and March 31, 2020, the allowance for uncollectible receivables was $0.9 million.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Average total assets subject to base management fee(A)	$623,200	$594,000	$597,400	$619,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Base management fee(B)	3,116	2,970	8,961	9,285
Credits to fees from Adviser—other(B)	(789)	(817)	(2,594)	(2,647)

Net base management fee	$2,327	$2,153	$6,367	$6,638

Loan servicing fee(B)	1,786	1,794	5,242	5,139
Credits to base management fee—loan servicing fee(B)	(1,786)	(1,794)	(5,242)	(5,139)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$2,002	$1,515	$2,002	$4,338
Incentive fee – capital gains-based(C)	1,754	1,358	1,452	1,704

Total incentive fee(B)	$3,756	$2,873	$3,454	$6,042
Credits to fees from Adviser—other(B)	—	—	—	—

Net total incentive fee	$3,756	$2,873	$3,454	$6,042

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $48 and $0.1 million for the three and nine months ended December 31, 2020, respectively, and $0.1 million and $0.2 million for the three and nine months ended December 31, 2019, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of December 31, 2020, no capital gains-based incentive fees were contractually due to the Adviser. During the year ended March 31, 2020, capital gains-based incentive fees of $8.1 million were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three and nine months ended December 31, 2020, we recorded capital gains-based incentive fees of $1.8 million and $1.5 million, respectively. During the three and nine months ended December 31, 2019, we recorded capital gains-based incentive fees of $1.4 million and $1.7 million, respectively.

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

Transactions with Gladstone Securities, LLC

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

Under the Dealer Manager Agreement, Gladstone Securities will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay (i) selling commissions of up to 6.0% of the gross proceeds from sales of the Notes in the Offering and (ii) a dealer manager fee of up to 3.0% of the gross proceeds from sales of the Notes in the Offering (the “Dealer Manager Fee”). Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. During the nine months ended December 31, 2020, no Notes were sold and there were no selling commissions or Dealer Manager Fee incurred pursuant to the Dealer Manager Agreement.

Other Transactions

From time to time, Gladstone Securities provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three and nine months ended December 31, 2020, the fees received by Gladstone Securities from portfolio companies totaled $0.3 million and $0.6 million, respectively. During the three and nine months ended December 31, 2019, the fees received by Gladstone Securities from portfolio companies totaled $0.1 million and $0.5 million, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of March 31,
	2020	2020
Base management and loan servicing fee due to Adviser, net of credits	$987	$(222)
Incentive fee due to Adviser(A)	10,841	7,387
Other due to Adviser	43	13

Total fees due to Adviser	$11,871	$7,178
Fee due to Administrator	$462	$582

Total related party fees due	$12,333	$7,760

(A)

Includes a capital gains-based incentive fee of $8.8 million and $7.4 million, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement as of December 31, 2020 and March 31, 2020. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $40 and $70 as of December 31, 2020 and March 31, 2020, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2020 and March 31, 2020, respectively.

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of December 31, 2020	As of March 31, 2020
Commitment amount	$180,000	$200,000
Borrowings outstanding at cost	84,000	49,200
Availability(A)	96,000	150,800

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Weighted-average borrowings outstanding	$104,829	$37,507	$88,652	$45,777
Effective interest rate(B)	3.8%	9.3%	4.2%	8.6%
Commitment (unused) fees incurred	$95	$414	$585	$1,176

(A)

Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $96.0 million and $137.6 million as of December 31, 2020 and March 31, 2020, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $231.0 million as of December 31, 2020, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2020, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $517.0 million, asset coverage on our senior securities representing indebtedness of 671.0%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2020, we were in compliance with all covenants under the Credit Facility.

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

The Notes will mature on November 1, 2040. We will pay interest on the Notes on the first day of each month, commencing on the first day of the month following the issuance of such Note. Subject to certain limitations, holders of the Notes will have the option to tender their Notes for redemption at a redemption price of $22.50 per Note until the earlier of the date upon which our Board of Directors, by resolution, suspends or terminates the optional redemption right of the holders or the date, if any, on which the Notes are listed on Nasdaq Global Select Market or another national securities exchange. In addition, we will repurchase the Notes, upon request, in the event of the holder’s death at a redemption price of $25.00 per Note. Except upon the occurrence of certain events that would constitute a change in control of us or to comply with applicable law, we may not redeem the Notes at our option until the later of (1) the one-year anniversary of the termination of the offering of the Notes and (2) July 1, 2025. After such date, we may, at our sole option, redeem all or a portion of the Notes at a redemption price of $25.00 per Note. The Notes will be our direct unsecured obligations and rank equal in right of payment with all outstanding and future unsecured, unsubordinated indebtedness issued by us. As of December 31, 2020, no Notes have been issued.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2020, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.5% floor, plus 2.85% per annum, plus an unused commitment fee of 0.75%. As of March 31, 2020, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. As of each of December 31, 2020 and March 31, 2020, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of December 31, 2020 and March 31, 2020, and for the three and nine months ended December 31, 2020 and 2019, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2020	March 31, 2020
Credit Facility	$84,000	$49,200

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended December 31, 2020:
Fair value at September 30, 2020	$116,600
Borrowings	30,200
Repayments	(62,800)
Unrealized depreciation	—

Fair value at December 31, 2020	$84,000

Nine Months Ended December 31, 2020:
Fair value at March 31, 2020	$49,200
Borrowings	111,700
Repayments	(76,900)
Unrealized depreciation	—

Fair value at December 31, 2020	$84,000

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended December 31, 2019:
Fair value at September 30, 2019	$46,964
Borrowings	31,400
Repayments	(74,000)
Unrealized depreciation	(154)

Fair value at December 31, 2019	$4,210

Nine Months Ended December 31, 2019:
Fair value at March 31, 2019	$53,000
Borrowings	131,400
Repayments	(180,200)
Unrealized appreciation	10

Fair value at December 31, 2019	$4,210

The fair value of the collateral under the Credit Facility was $507.2 million and $496.4 million as of December 31, 2020 and March 31, 2020, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

Preferred Stock Offerings

In May 2020, we entered into sales agreements with Wedbush Securities, Inc. and Virtu Americas LLC (each a “Series E ATM Sales Agent”), under which we have the ability to issue and sell shares of our 6.375% Series E Cumulative Term Preferred Stock (our “Series E Term Preferred Stock” or “Series E”), from time to time, through the Series E ATM Sales Agents, up to $50.0 million aggregate liquidation preference in an “at-the-market” program (the “Series E ATM Program”). As of December 31, 2020, we had remaining capacity to sell up to $30.4 million of our Series E Term Preferred Stock under the Series E ATM Program.

During the nine months ended December 31, 2020, we sold 784,853 shares of our Series E Term Preferred Stock under the Series E ATM Program with an aggregate liquidation preference of $19.6 million. The weighted-average gross price per share net of discounts was $24.56 and resulted in gross proceeds of approximately $19.3 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $19.1 million.

The following tables summarize our 6.250% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”) and our Series E Term Preferred Stock outstanding as of December 31, 2020 and March 31, 2020:

As of December 31, 2020:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Aggregate Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	3,774,853	25.00	94,371

Term preferred stock, gross(A)					6,074,853	$25.00	$151,871
Less: Discounts							(3,118)

Term preferred stock, net(B)							$148,753

As of March 31, 2020:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Aggregate Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(A)					5,290,000	$25.00	$132,250
Less: Discounts							(3,090)

Term preferred stock, net(B)							$129,160

(A)

As of December 31, 2020, the Series D Term Preferred Stock and the Series E Term Preferred Stock are redeemable at any time. As of December 31, 2020 and March 31, 2020, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 250.3% and 293.8%, respectively.

(B)

Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable preferred stock during the nine months ended December 31, 2020 and 2019:

For the Nine Months Ended December 31, 2020:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
April 14, 2020	April 24, 2020	April 30, 2020	$0.13020833	$0.13281250
April 14, 2020	May 19, 2020	May 29, 2020	0.13020833	0.13281250
April 14, 2020	June 19, 2020	June 30, 2020	0.13020833	0.13281250
July 14, 2020	July 24, 2020	July 31, 2020	0.13020833	0.13281250
July 14, 2020	August 24, 2020	August 31, 2020	0.13020833	0.13281250
July 14, 2020	September 23, 2020	September 30, 2020	0.13020833	0.13281250
October 13, 2020	October 23, 2020	October 30, 2020	0.13020833	0.13281250
October 13, 2020	November 20, 2020	November 30, 2020	0.13020833	0.13281250
October 13, 2020	December 23, 2020	December 31, 2020	0.13020833	0.13281250

		Total	$1.17187497	$1.19531250

For the Nine Months Ended December 31, 2019:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
April 9, 2019	April 22, 2019	April 30, 2019	$0.13020833	$0.13281250
April 9, 2019	May 22, 2019	May 31, 2019	0.13020833	0.13281250
April 9, 2019	June 19, 2019	June 28, 2019	0.13020833	0.13281250
July 9, 2019	July 22, 2019	July 31, 2019	0.13020833	0.13281250
July 9, 2019	August 20, 2019	August 30, 2019	0.13020833	0.13281250
July 9, 2019	September 17, 2019	September 30, 2019	0.13020833	0.13281250
October 8, 2019	October 22, 2019	October 31, 2019	0.13020833	0.13281250
October 8, 2019	November 19, 2019	November 29, 2019	0.13020833	0.13281250
October 8, 2019	December 19, 2019	December 31, 2019	0.13020833	0.13281250

		Total	$1.17187497	$1.19531250

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and are reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of dividends paid to our preferred stockholders during the calendar year ended December 31, 2020 was 42.1% from ordinary income and 57.9% from capital gains. The tax characterization of dividends paid to our preferred stockholders during the calendar year ended December 31, 2019 was 27.3% from ordinary income and 72.7% from capital gains.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2020 and March 31, 2020. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of December 31, 2020 and March 31, 2020, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	December 31, 2020	March 31, 2020
Series D Term Preferred Stock	$58,604	$53,590
Series E Term Preferred Stock	95,126	64,554

Total	$153,730	$118,144

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of December 31, 2020, we had the ability to issue up to $275.5 million of the securities registered under the registration statement.

Common Equity Offerings

In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each a “Common Stock ATM Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Common Stock ATM Sales Agents, up to an aggregate offering price of $35.0 million in an at-the-market program (the “Common Stock ATM Program”). As of December 31, 2020, we had remaining capacity to sell up to $30.1 million of common stock under the Common Stock ATM Program.

During the three months ended June 30, 2020, we sold 155,560 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share. We did not sell any shares of our common stock under the Common Stock ATM Program during the period from June 30, 2020 to December 31, 2020.

During the year ended March 31, 2020, we sold 227,004 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $13.80 per share and raised approximately $3.1 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.55 and resulted in total net proceeds of approximately $3.1 million. These sales were above our then current estimated NAV per share.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Numerator: net increase in net assets resulting from operations	$15,271	$13,318	$21,940	$30,368
Denominator: basic and diluted weighted-average common shares	33,205,023	32,822,459	33,167,511	32,822,459

Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.46	$0.41	$0.66	$0.93

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

The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of cash distributions paid to our common stockholders during the calendar year ended December 31, 2020 was 93.9% from ordinary income and 6.1% from capital gains. The tax characterization of cash distributions paid to our common stockholders during the calendar year ended December 31, 2019 was 67.8% from ordinary income and 32.2% from capital gains.

We paid the following cash distributions to our common stockholders for the nine months ended December 31, 2020 and 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	April 14, 2020	April 24, 2020	April 30, 2020	$0.070
	April 14, 2020	May 19, 2020	May 29, 2020	0.070
	April 14, 2020	June 8, 2020	June 17, 2020	0.090	(A)
	April 14, 2020	June 19, 2020	June 30, 2020	0.070
	July 14, 2020	July 24, 2020	July 31, 2020	0.070
	July 14, 2020	August 24, 2020	August 31, 2020	0.070
	July 14, 2020	September 23, 2020	September 30, 2020	0.070
	October 13, 2020	October 23, 2020	October 30, 2020	0.070
	October 13, 2020	November 20, 2020	November 30, 2020	0.070
	October 13, 2020	December 23, 2020	December 31, 2020	0.070

		Nine Months Ended December 31, 2020:		$0.720

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	April 9, 2019	April 22, 2019	April 30, 2019	$0.068
	April 9, 2019	May 22, 2019	May 31, 2019	0.068
	April 9, 2019	June 5, 2019	June 14, 2019	0.090	(A)
	April 9, 2019	June 19, 2019	June 28, 2019	0.068
	July 9, 2019	July 22, 2019	July 31, 2019	0.068
	July 9, 2019	August 20, 2019	August 30, 2019	0.068
	July 9, 2019	September 4, 2019	September 13, 2019	0.030	(A)
	July 9, 2019	September 17, 2019	September 30, 2019	0.068
	October 8, 2019	October 22, 2019	October 31, 2019	0.068
	October 8, 2019	November 19, 2019	November 29, 2019	0.068
	October 8, 2019	December 3, 2019	December 13, 2019	0.090	(A)
	October 8, 2019	December 19, 2019	December 31, 2019	0.068

		Nine Months Ended December 31, 2019:		$0.822

(A)	Represents a supplemental distribution to common stockholders.

Aggregate cash distributions to our common stockholders declared and paid were $23.9 million and $27.0 million for the nine months ended December 31, 2020 and 2019, respectively.

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

For the three and nine months ended December 31, 2020, we recorded $0.4 million and $1.0 million, respectively, of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income for both periods on our accompanying Consolidated Statements of Assets and Liabilities.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2020 and March 31, 2020, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.0 million and $2.3 million as of December 31, 2020 and March 31, 2020, respectively.

Financial Commitments and Obligations

We may have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of December 31, 2020 and March 31, 2020 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of December 31, 2020, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of December 31, 2020 and March 31, 2020 to be immaterial.

As of December 31, 2020, the following guaranty was outstanding:

•

A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers.

The following table summarizes the principal balances of unused line of credit and delayed draw term loan commitments and guaranties as of December 31, 2020 and March 31, 2020, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2020	March 31, 2020
Unused line of credit and delayed draw term loan commitments	$5,450	$1,230
Guaranties	1,000	1,000

Total	$6,450	$2,230

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Per Common Share Data:
Net asset value at beginning of period(A)	$10.86	$12.39	$11.17	$12.40
Income from investment operations(B)
Net investment income	0.19	0.19	0.45	0.66
Net realized gain on investments and other	0.27	1.04	0.31	1.70
Net unrealized depreciation of investments and other	—	(0.82)	(0.10)	(1.43)

Total from investment operations	0.46	0.41	0.66	0.93
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.20)	(0.20)	(0.68)	(0.56)
Cash distributions to common stockholders from realized gains(C)	(0.01)	(0.09)	(0.04)	(0.26)

Total from equity capital activity	(0.21)	(0.29)	(0.72)	(0.82)
Other, net(B)(E)	—	—	—	—

Net asset value at end of period(A)	$11.11	$12.51	$11.11	$12.51

Per common share market value at beginning of period	$9.10	$12.34	$7.85	$11.60
Per common share market value at end of period	10.09	13.25	10.09	13.25
Total investment return(F)	13.38%	9.66%	38.22%	22.01%
Common stock outstanding at end of period(A)	33,205,023	32,822,459	33,205,023	32,822,459
Statement of Assets and Liabilities Data:
Net assets at end of period	$368,823	$410,498	$368,823	$410,498
Average net assets(G)	362,659	407,740	362,862	407,866
Senior Securities Data:
Total borrowings, at cost	$89,096	$9,296	$89,096	$9,296
Mandatorily redeemable preferred stock (H)	151,871	132,250	151,871	132,250
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(I)	12.26%	9.65%	9.23%	9.27%
Ratio of net investment income to average net assets – annualized(J)	6.90	6.04	5.44	7.06

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding period.
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
(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets - annualized would have been 15.10% and 12.21% for the three months ended December 31, 2020 and 2019, respectively, and 12.11% and 11.81% for the nine months ended December 31, 2020 and 2019, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets - annualized would have been 4.06% and 3.48% for the three months ended December 31, 2020 and 2019, respectively, and 2.56% and 4.51% for the nine months ended December 31, 2020 and 2019, respectively.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the nine month periods ended December 31, 2020 and 2019.

NOTE 13. SUBSEQUENT EVENTS

Distributions and Dividends

In January 2021, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
January 22, 2021	January 29, 2021	$0.07	$0.13020833	$0.13281250
February 17, 2021	February 26, 2021	0.07	0.13020833	0.13281250
March 18, 2021	March 31, 2021	0.07	0.13020833	0.13281250

	Total for the Quarter:	$0.21	$0.39062499	$0.39843750

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of December 31, 2020, our investment portfolio was comprised of 74.2% in debt securities and 25.8% in equity securities, at cost.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the nine months ended December 31, 2020, we invested in one new portfolio company and exited one portfolio company. As of December 31, 2020, our portfolio was comprised of 28 companies. From our initial public offering in June 2005 through December 31, 2020, we made investments in 53 companies, excluding investments in syndicated loans, for a total of approximately $1.4 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2020, we had unrecognized, contractual success fees of $44.6 million, or $1.34 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

From inception through December 31, 2020, we completed sales of 23 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $237.7 million in net realized gains and $31.4 million in other income upon exit, for a total increase to our net assets of $269.1 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 23 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 75.0% from March 2011 through December 31, 2020, and allowed us to declare and pay 11 supplemental distributions.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to August 2021, and currently have a total commitment amount of $180.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the nine months ended December 31, 2020, we sold 155,560 shares of our common stock under our common stock at-the-market program (the “Common Stock ATM Program”) for gross proceeds of approximately $1.8 million and 784,853 shares of our Series E Term Preferred Stock under our preferred stock at-the-market program (the “Series E ATM Program”) for gross proceeds of approximately $19.3 million. During the year ended March 31, 2020, we sold 227,004 shares of our common stock under the Common Stock ATM Program for gross proceeds of approximately $3.1 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock, including our at-the-market programs, and mandatorily redeemable preferred stock.

Although we have been able to access the capital markets historically, market conditions, including the impact of COVID-19, may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On December 31, 2020, the closing market price of our common stock was $10.09 per share, representing a 9.2% discount to our net asset value (“NAV”) of $11.11 per share as of December 31, 2020. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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

As of December 31, 2020, our asset coverage ratio on our senior securities representing indebtedness was 671.0% and our asset coverage on our senior securities that are stock was 250.3%.

Investment Highlights

Investment Activity

During the nine months ended December 31, 2020, the following significant transactions occurred:

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

•	In September 2020, we invested an additional $8.0 million in PSI Molded Plastics, Inc. (“PSI Molded”) in the form of preferred equity and also amended certain terms of our existing debt.

•

In December 2020, we recapitalized our investment in Old World Christmas, Inc. (“Old World”) and invested an additional $27.0 million in the form of secured first lien debt. In connection with this investment, Old World paid dividend income of $3.2 million and additional equity proceeds of $10.8 million, resulting in a $7.5 million return of preferred equity cost basis and a realized gain of $3.3 million.

•

In December 2020, we invested an additional $3.0 million in Galaxy Technologies, Inc. (“Galaxy”) in the form of secured second lien debt. In connection with this investment, Galaxy purchased SBS Industries, LLC (a subsidiary of SBS Industries Holdings, Inc. (“SBS Industries”), one of our other portfolio companies). SBS Industries used proceeds from the sale to partially repay our $11.4 million first lien debt, resulting in a realized loss of $8.5 million.

•

In December 2020, we sold our investment in Frontier Packaging, Inc. (“Frontier”), which resulted in dividend income of $0.9 million, success fee income of $0.2 million, and a realized gain of $14.0 million. In connection with the sale, we received net cash proceeds of $26.0 million, including the repayment of our debt investment of $9.5 million at par.

Recent Developments

Distributions and Dividends

In January 2020, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series D Term Preferred Stock and Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series D Term Preferred Stock	Dividend per Share of Series E Term Preferred Stock
January 22, 2021	January 29, 2021	$0.07	$0.13020833	$0.13281250
February 17, 2021	February 26, 2021	0.07	0.13020833	0.13281250
March 18, 2021	March 31, 2021	0.07	0.13020833	0.13281250

	Total for the Quarter:	$0.21	$0.39062499	$0.39843750

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out in June 2023. LIBOR may transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one-month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. We expect we will need to continue to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2020 to the Three Months Ended December 31, 2019

	For the Three Months Ended December 31,
	2020	2019	$ Change	% Change
INVESTMENT INCOME
Interest income	$12,148	$12,126	$22	0.2%
Dividend and success fee income	5,224	3,870	1,354	35.0

Total investment income	17,372	15,996	1,376	8.6

EXPENSES
Base management fee	3,116	2,970	146	4.9
Loan servicing fee	1,786	1,794	(8)	(0.4)
Incentive fee	3,756	2,873	883	30.7
Administration fee	382	369	13	3.5
Interest and dividend expense	3,383	3,053	330	10.8
Amortization of deferred financing costs and discounts	451	373	78	20.9
Other	818	1,017	(199)	(19.6)

Expenses before credits from Adviser	13,692	12,449	1,243	10.0
Credits to fees from Adviser	(2,575)	(2,611)	36	(1.4)

Total expenses, net of credits to fees	11,117	9,838	1,279	13.0

NET INVESTMENT INCOME	6,255	6,158	97	1.6

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	9,105	34,005	(24,900)	(73.2)
Net unrealized depreciation of investments	(89)	(26,999)	26,910	99.7
Net unrealized depreciation of other	—	154	(154)	(100.0)

Net realized and unrealized gain	9,016	7,160	1,856	25.9

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,271	$13,318	$1,953	14.7%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.19	$0.19	$—	0.0%

Net increase in net assets resulting from operations	$0.46	$0.41	$0.05	12.2%

NM = Not Meaningful

Investment Income

Total investment income increased 8.6% for the three months ended December 31, 2020, as compared to the prior year period. The increase was primarily due to an increase in dividend and success fee income.

Interest income from our investments in debt securities increased 0.2% for the three months ended December 31, 2020, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2020 was $404.0 million, compared to $383.0 million for the prior year period. This increase was primarily due to the origination of $61.9 million of new debt investments and $55.7 million of follow-on debt investments to existing portfolio companies, partially offset by $55.3 million of pay-offs, restructurings, or write-offs of debt investments and $47.9 million of loans placed on non-accrual status after September 30, 2019, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 11.9% for the three months ended December 31, 2020, compared to 12.6% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

As of December 31, 2020, our loans to B+T Group Acquisition, Inc. (“B+T”), Horizon Facilities Services, Inc. (“Horizon”), The Mountain Corporation (“The Mountain”), PSI Molded, and SOG Specialty Knives & Tools, LLC (“SOG”) were on non-accrual status, with an aggregate debt cost basis of $95.1 million. As of December 31, 2019, certain of our loans to Meridian Rack & Pinion, Inc. (“Meridian”), The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $56.4 million.

Dividend and success fee income for the three months ended December 31, 2020 increased 35.0% from the prior year period. During the three months ended December 31, 2020, dividend and success fee income consisted primarily of $5.0 million of dividend income. During the three months ended December 31, 2019, dividend and success fee income consisted primarily of $3.6 million of dividend income.

As of December 31, 2020 and March 31, 2020, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 13.0% during the three months ended December 31, 2020, as compared to the prior year period, primarily due to an increase in the incentive fee and interest and dividend expense.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $1.8 million during the three months ended December 31, 2020, compared to a capital gains-based incentive fee of $1.4 million during the three months ended December 31, 2019. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased by $0.5 million for the three months ended December 31, 2020, as compared to the prior year period, primarily due to the increase in pre-incentive fee net investment income as well as the decrease in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2020	2019
Average total assets subject to base management fee(A)	$623,200	$594,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	3,116	2,970
Credits to fees from Adviser—other(B)	(789)	(817)

Net base management fee	$2,327	$2,153

Loan servicing fee(B)	1,786	1,794
Credits to base management fee—loan servicing fee(B)	(1,786)	(1,794)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,002	$1,515
Incentive fee – capital gains-based(C)	1,754	1,358

Total incentive fee(B)	$3,756	$2,873
Credits to fees from Adviser—other(B)	—	—

Net total incentive fee	$3,756	$2,873

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

Interest and dividend expense increased 10.8% during the three months ended December 31, 2020, as compared to the prior year period, primarily due to a $0.2 million increase in dividend expense as a result of the Series E ATM Program sales during the current fiscal year. Interest expense increased $0.1 million primarily as a result of the higher weighted-average balance outstanding on the Credit Facility, which was partially offset by a lower effective interest rate. The weighted-average balance outstanding on the Credit Facility during the three months ended December 31, 2020 was $104.8 million, as compared to $37.5 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended December 31, 2020 was 3.8%, as compared to 9.3% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of a decrease in LIBOR and a decrease in unused commitment fees on the undrawn portion of the Credit Facility. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility.

Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

During the three months ended December 31, 2020, we recorded net realized gains on investments of $9.1 million primarily related to a $14.0 million realized gain from the exit of Frontier and a $3.3 million realized gain from the recapitalization of Old World, partially offset by an $8.5 million realized loss related to the partial write-off of a debt investment in SBS Industries. During the three months ended December 31, 2019, we recorded net realized gains on investments of $34.0 million, primarily related to a $47.9 million realized gain from the exit of Nth Degree, Inc. (“Nth Degree”) partially offset by a $14.5 million realized loss from the exit of B-Dry, LLC (“B-Dry”).

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended December 31, 2020, we recorded net unrealized depreciation of investments of $0.1 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2020 were as follows:

	Three Months Ended December 31, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Pioneer Square Brands, Inc.	$—	$4,420	$—	$4,420
Educators Resource, Inc.	—	3,488	—	3,488
Old World Christmas, Inc.	3,289	27	—	3,316
Diligent Delivery Systems	—	2,961	—	2,961
Frontier Packaging, Inc.	14,032	—	(11,869)	2,163
SOG Specialty Knives and Tools, LLC	—	1,806	—	1,806
Schylling, Inc.	—	1,138	—	1,138
Head Country, Inc.	—	916	—	916
Horizon Facilities Service, Inc.	—	909	—	909
The Maids International, LLC	—	495	—	495
Ginsey Home Solutions, Inc.	—	480	—	480
Basset Creek Services, Inc.	—	469	—	469
PSI Molded Plastics, Inc.	—	459	—	459
ImageWorks Display and Marketing Group, Inc.	—	(1,411)	—	(1,411)
D.P.M.S., Inc.	—	(1,805)	—	(1,805)
Brunswick Bowling Products, Inc.	—	(4,825)	—	(4,825)
SBS Industries Holdings, Inc.	(8,470)	1,580	—	(6,890)
Other, net (<$1.0 million, net)	254	673	—	927

Total	$9,105	$11,780	$(11,869)	$9,016

The primary drivers of net unrealized depreciation of investments of $0.1 million for the three months ended December 31, 2020 were the reversal of previously recorded unrealized appreciation of our investment in Frontier upon its exit and decreased performance of certain of our portfolio companies, which was partially offset by an increase in performance of certain of our portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, as well as demand for their products and general economic outlook.

During the three months ended December 31, 2019, we recorded net unrealized depreciation of investments of $27.0 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2019 were as follows:

	Three Months Ended December 31, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nth Degree, Inc.	$47,861	$1,926	$(40,846)	$8,941
Galaxy Tool Holding Corporation	—	6,577	—	6,577
Old World Christmas, Inc.	—	2,447	—	2,447
Counsel Press, Inc.	—	2,152	—	2,152
Pioneer Square Brands, Inc.	—	1,694	—	1,694
B-Dry, LLC.	(14,452)	—	14,699	247
B+T Group Acquisition, Inc.	—	(526)	—	(526)
Diligent Delivery Systems	—	(550)	—	(550)
Horizon Facilities Service, Inc.	—	(584)	—	(584)
Brunswick Bowling Products, Inc.	—	(1,100)	—	(1,100)
Frontier Packaging, Inc.	—	(1,145)	—	(1,145)
Educators Resource, Inc.	—	(1,627)	—	(1,627)
Ginsey Home Solutions	—	(2,372)	—	(2,372)
PSI Molded Plastics, Inc.	—	(2,532)	—	(2,532)
SBS Industries Holdings, Inc.	—	(4,358)	—	(4,358)
Other, net (<$1.0 million, net)	596	(854)	—	(258)

Total	$34,005	$(852)	$(26,147)	$7,006

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

Across our entire investment portfolio, we recorded $0.6 million of net unrealized depreciation on our debt positions and $0.5 million of net unrealized appreciation on our equity positions for the three months ended December 31, 2020. As of December 31, 2020, the fair value of our investment portfolio was less than the cost basis by $47.0 million, as compared to September 30, 2020, when the fair value of our investment portfolio was less than the cost basis by $46.9 million, representing net unrealized depreciation of $0.1 million for the three months ended December 31, 2020. Our entire portfolio had a fair value of 92.9% of cost as of December 31, 2020.

Net Unrealized (Appreciation) Depreciation on Other

During the three months ended December 31, 2020, we did not record any unrealized appreciation or depreciation of other. During the three months ended December 31, 2019, we recorded net unrealized depreciation of other of $0.2 million related to the Credit Facility recorded at fair value.

Comparison of the Nine Months Ended December 31, 2020 to the Nine Months Ended December 31, 2019

	For the Nine Months Ended December 31,
	2020	2019	$ Change	% Change
INVESTMENT INCOME
Interest income	$34,513	$38,144	$(3,631)	(9.5)%
Dividend and success fee income	5,406	11,798	(6,392)	(54.2)

Total investment income	39,919	49,942	(10,023)	(20.1)

EXPENSES
Base management fee	8,961	9,285	(324)	(3.5)
Loan servicing fee	5,242	5,139	103	2.0
Incentive fee	3,454	6,042	(2,588)	(42.8)
Administration fee	1,218	1,106	112	10.1
Interest and dividend expense	9,615	9,499	116	1.2
Amortization of deferred financing costs and discounts	1,291	1,119	172	15.4
Other	3,178	3,942	(764)	(19.4)

Expenses before credits from Adviser	32,959	36,132	(3,173)	(8.8)
Credits to fees from Adviser	(7,836)	(7,786)	(50)	0.6

Total expenses, net of credits to fees	25,123	28,346	(3,223)	(11.4)

NET INVESTMENT INCOME	14,796	21,596	(6,800)	(31.5)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	10,479	55,682	(45,203)	(81.2)
Net unrealized depreciation of investments	(3,335)	(46,900)	43,565	92.9
Net unrealized appreciation of other	—	(10)	10	100.0

Net realized and unrealized (loss) gain	7,144	8,772	(1,628)	(18.6)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$21,940	$30,368	$(8,428)	(27.8)%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.45	$0.66	$(0.21)	(31.8)

Net increase in net assets resulting from operations	$0.66	$0.93	$(0.27)	(29.0)%

NM = Not Meaningful

Investment Income

Total investment income decreased 20.1% for the nine months ended December 31, 2020, as compared to the prior year period. The decrease was due to a decrease in dividend and success fee income, as well as a decrease in interest income.

Interest income from our investments in debt securities decreased 9.5% for the nine months ended December 31, 2020, as compared to the prior year period. During the nine months ended December 31, 2019, we received $2.1 million of past due interest upon the exit of our investment in Alloy Die Casting Co. (“ADC”). Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2020 was $383.7 million, compared to $373.3 million for the prior year period. This increase was primarily due to the origination of $93.8 million of new debt investments and $81.9 million of follow-on debt investments to existing portfolio companies, partially offset by $109.2 million of pay-offs, restructurings, or write-offs of debt investments and $47.9 million of loans placed on non-accrual status after March 31, 2019, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend, success fee, and other income, was 11.9% for the nine months ended December 31, 2020, compared to 13.5% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

As of December 31, 2020, our loans to B+T, Horizon, The Mountain, PSI Molded and SOG were on non-accrual status, with an aggregate debt cost basis of $95.1 million. As of December 31, 2019, certain of our loans to Meridian, The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $56.4 million.

Dividend and success fee income for the nine months ended December 31, 2020 decreased 54.2% from the prior year period. During the nine months ended December 31, 2020, dividend and success fee income consisted of $5.0 million of dividend income and $0.4 million of success fee income. During the nine months ended December 31, 2019, dividend and success fee income consisted of $9.4 million of dividend income and $2.4 million of success fee income.

As of December 31, 2020 and March 31, 2020, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 11.4% during the nine months ended December 31, 2020, as compared to the prior year period, primarily due to a decrease in the incentive fee, other expenses, and the base management fee.

In accordance with GAAP, we recorded a $1.5 million capital gains-based incentive fee during the nine months ended December 31, 2020, compared to a capital gains-based incentive fee of $1.7 million during the nine months ended December 31, 2019. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $2.3 million for the nine months ended December 31, 2020, as compared to the prior year period, as the decrease in pre-incentive fee net investment income more than offset the decrease in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 —   Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2020	2019
Average total assets subject to base management fee(A)	$597,400	$619,000
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%

Base management fee(B)	8,961	9,285
Credits to fees from Adviser - other(B)	(2,594)	(2,647)

Net base management fee	$6,367	$6,638

Loan servicing fee(B)	5,242	5,139
Credits to base management fee - loan servicing fee(B)	(5,242)	(5,139)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,002	$4,338
Incentive fee – capital gains-based(C)	1,452	1,704

Total incentive fee(B)	$3,454	$6,042
Credits to fees from Adviser - other(B)	—	—

Net total incentive fee	$3,454	$6,042

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

Interest and dividend expense increased 1.2% during the nine months ended December 31, 2020, as compared to the prior year period, primarily due to the increase in dividend expense which was partially offset by a decrease in interest expense. Dividend expense increased by $0.3 million as a result of the Series E ATM Program sales during the current fiscal year. Interest expense decreased by $0.2 million due to a decrease in the effective interest rate, partially offset by a higher weighted-average balance outstanding on the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the nine months ended December 31, 2020 was $88.7 million, as compared to $45.8 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the nine months ended December 31, 2020 was 4.2%, as compared to 8.6% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of a decrease in unused commitment fees on the undrawn portion of the Credit Facility and a decrease in LIBOR. Refer to “Liquidity and Capital Resources —   Revolving Line of Credit” for further discussion of the Credit Facility.

Other expenses decreased 19.4% during the nine months ended December 31, 2020, as compared to the prior year period, primarily due to a decrease in bad debt expense, professional fees, and tax expense.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the nine months ended December 31, 2020, we recorded net realized gains on investments of $10.5 million, primarily related to a $14.0 million realized gain from the exit of Frontier, a $3.3 million realized gain from the recapitalization of Old World, and gains from previous exits, partially offset by an $8.5 million realized loss related to the partial write-off of a debt investment in SBS Industries. During the nine months ended December 31, 2019, we recorded net realized gains on investments of $55.7 million, primarily related to a $47.9 million realized gain from the exit of Nth Degree, a $20.4 million realized gain from the exit of ADC and a $3.2 million realized gain from the exit of Jackrabbit Inc. (“Jackrabbit”), which were partially offset by a $2.7 million realized loss from the exit of Tread Corporation (“Tread”) and a $14.5 million realized loss from the exit of B-Dry.

Net Unrealized Appreciation (Depreciation) of Investments

During the nine months ended December 31, 2020, we recorded net unrealized depreciation of investments of $3.3 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2020 were as follows:

	Nine Months Ended December 31, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Pioneer Square Brands, Inc.	$—	$20,635	$—	$20,635
Frontier Packaging, Inc.	14,032	2,534	(11,869)	4,697
Ginsey Home Solutions, Inc.	—	4,151	—	4,151
SOG Specialty Knives and Tools, LLC	—	3,964	—	3,964
Educators Resource, Inc.	—	3,335	—	3,335
Old World Christmas, Inc.	3,289	37	—	3,326
Diligent Delivery Systems	—	2,409	—	2,409
Galaxy Technologies, Inc.	—	2,173	—	2,173
Head Country, Inc.	—	1,762	—	1,762
Schylling, Inc.	—	1,069	—	1,069
Cambridge Sound Management, Inc.	740	—	—	740
ImageWorks Display and Marketing Group, Inc.	—	(1,312)	—	(1,312)
Bassett Creek Services, Inc.	—	(1,359)	—	(1,359)
Counsel Press, Inc.	—	(1,850)	—	(1,850)
Nth Degree, Inc.	113	(3,649)	—	(3,536)
PSI Molded Plastics, Inc.	—	(3,755)	—	(3,755)
D.P.M.S., Inc.	—	(4,442)	—	(4,442)
SBS Industries Holdings, Inc.	(8,470)	1,580	—	(6,890)
Brunswick Bowling Products, Inc.	—	(18,048)	—	(18,048)
Other, net (<$1.0 million, net)	775	(700)	—	75

Total	$10,479	$8,534	$(11,869)	$7,144

The primary drivers of net unrealized depreciation of $3.3 million for the nine months ended December 31, 2020 were the reversal of previously recorded unrealized appreciation of our investment in Frontier upon its exit, a decline in performance of certain portfolio companies, and a decrease in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by increased performance of certain of our other portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, as well as demand for their products and general economic outlook.

During the nine months ended December 31, 2019, we recorded net unrealized depreciation of investments of $46.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2019 were as follows:

	Nine Months Ended December 31, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nth Degree, Inc.	$47,861	$12,689	$(40,846)	$19,704
Alloy Die Casting Co.	20,355	8,823	(12,634)	16,544
Counsel Press, Inc.	—	7,321	—	7,321
Galaxy Tool Holding Corporation	—	5,329	—	5,329
D.P.M.S., Inc.	—	3,740	—	3,740
Old World Christmas, Inc.	—	3,649	—	3,649
ImageWorks Display and Marketing Group, Inc.	—	2,019	—	2,019
Head Country, Inc.	—	1,423	—	1,423
Tread Corporation	(2,726)	—	3,380	654
Drew Foam Companies, Inc.	565	—	—	565
B-Dry, LLC	(14,452)	—	14,699	247
The Mountain Corporation	—	(796)	—	(796)
Pioneer Square Brands, Inc.	—	(1,092)	—	(1,092)
Frontier Packaging, Inc.	—	(1,303)	—	(1,303)
Jackrabbit, Inc.	3,198	—	(4,547)	(1,349)
SOG Specialty Knives and Tools, LLC	—	(2,305)	—	(2,305)
Brunswick Bowling Products, Inc.	—	(2,419)	—	(2,419)
PSI Molded Plastics, Inc.	—	(3,668)	—	(3,668)
Educators Resource, Inc.	—	(3,743)	—	(3,743)
Meridian Rack & Pinion, Inc.	—	(5,796)	—	(5,796)
Ginsey Home Solutions, Inc.	—	(5,926)	—	(5,926)
SBS Industries Holdings, Inc.	—	(6,387)	—	(6,387)
J.R. Hobbs Co. – Atlanta, LLC	—	(17,822)	—	(17,822)
Other, net (<$1.0 million, net)	881	(556)	(132)	193

Total	$55,682	$(6,820)	$(40,080)	$8,782

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

Across our entire investment portfolio, we recorded net unrealized depreciation of $1.4 million and $1.9 million on our debt and on our equity positions, respectively, for the nine months ended December 31, 2020. As of December 31, 2020, the fair value of our investment portfolio was less than the cost basis by $47.0 million, as compared to March 31, 2020, when the fair value of our investment portfolio was less than the cost basis by $43.7 million, representing net unrealized depreciation of $3.3 million for the nine months ended December 31, 2020. Our entire portfolio had a fair value of 92.9% of cost as of December 31, 2020.

Net Unrealized (Appreciation) Depreciation on Other

During the nine months ended December 31, 2020, we did not record any unrealized appreciation or depreciation of other. During the nine months ended December 31, 2019, we recorded net unrealized appreciation of other of $10 related to the Credit Facility recorded at fair value.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2020 was $32.6 million, as compared to net cash provided by operating activities of $86.3 million for the nine months ended December 31, 2019. This change was primarily due to decreases in principal repayments of investments and net proceeds from the sale of investments, partially offset by a decline in purchases of investments.

Purchases of investments were $89.6 million during the nine months ended December 31, 2020, compared to $95.3 million during the nine months ended December 31, 2019. Principal repayments and net proceeds from the sale of investments totaled $51.2 million during the nine months ended December 31, 2020, compared to $167.0 million during the nine months ended December 31, 2019.

As of December 31, 2020, we had equity investments in or loans to 28 portfolio companies with an aggregate cost basis of $657.9 million. As of December 31, 2019, we had equity investments in or loans to 28 portfolio companies with an aggregate cost basis of $573.3 million. The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2020 and 2019:

	Nine Months Ended December 31,
	2020	2019
Beginning investment portfolio, at fair value	$565,924	$624,172
New investments	46,902	43,180
Disbursements to existing portfolio companies	42,669	52,124
Unscheduled principal repayments	(20,734)	(79,216)
Net proceeds from sales of investments	(29,410)	(87,060)
Net realized gain on investments	8,858	54,522
Net unrealized appreciation (depreciation) of investments	8,534	(6,820)
Reversal of net unrealized appreciation of investments	(11,869)	(40,080)
Amortization of premiums, discounts, and acquisition costs, net	14	14

Ending investment portfolio, at fair value	$610,888	$560,836

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2020:

		Amount
For the remaining three months ending March 31:	2021	$9,050
For the fiscal years ending March 31:	2022	39,720
	2023	106,150
	2024	116,851
	2025	164,277
	Thereafter	52,250

	Total contractual repayments	$488,298
	Adjustments to cost basis of debt investments	(35)
	Investments in equity securities	169,618

	Total cost basis of investments held as of December 31, 2020:	$657,881

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2020 was $31.2 million, which consisted primarily of $34.8 million of net borrowings under the Credit Facility, $19.3 million of gross proceeds from the issuance of mandatorily redeemable preferred stock under the Series E ATM Program, and $1.7 million of gross proceeds from the issuance of common stock under the Common Stock ATM Program, partially offset by $23.9 million in distributions to common stockholders.

Net cash used in financing activities for the nine months ended December 31, 2019 was $75.9 million, which consisted primarily of $48.8 million of net repayments on the Credit Facility and $27.0 million in distributions to common stockholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.07 per common share for each of the nine months from April through December 2020, and a supplemental distribution of $0.09 per common share in June 2020.

For the fiscal year ended March 31, 2020, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $17.9 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2020, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.3 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2020, we recorded $6.5 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Accumulated net realized gain in excess of distributions and Underdistributed (overdistributed) net investment income. For the nine months ended December 31, 2020, we recorded $1.0 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the nine months from April through December 2020 and (ii) $0.1328125 per share to holders of our Series E Term Preferred Stock for each of the nine months from April through December 2020. In accordance with GAAP, we treat these monthly dividends as an operating expense.

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

Equity

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of December 31, 2020, we had the ability to issue up to $275.5 million in securities under the registration statement.

Common Stock

In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each, a “Common Stock ATM Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Common Stock ATM Sales Agents, up to an aggregate offering price of $35.0 million in the Common Stock ATM Program. As of December 31, 2020, we had remaining capacity to sell up to $30.1 million of common stock under the Common Stock ATM Program.

During the three months ended June 30, 2020, we sold 155,560 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share. We did not sell any shares of our common stock under the Common Stock ATM Program during the period from June 30, 2020 to December 31, 2020.

During the year ended March 31, 2020, we sold 227,004 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $13.80 per share and raised approximately $3.1 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.55 and resulted in total net proceeds of approximately $3.1 million. These sales were above our then current estimated NAV per share.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On December 31, 2020, the closing market price of our common stock was $10.09 per share, representing a 9.2% discount to our NAV per share of $11.11 as of December 31, 2020.

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

Our Series E Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.375% per year, payable monthly (which equates to $6.0 million per year as of December 31, 2020). We are required to redeem all outstanding shares of our Series E Term Preferred Stock on August 31, 2025, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series E Term Preferred Stock, and (2) if we fail to maintain asset coverage as required by Sections 18 and 61 of the 1940 Act (which is currently 150%) and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series E Term Preferred Stock or otherwise cure the asset coverage redemption trigger (we may also redeem additional securities to cause asset coverage to be up to 200%). We may also voluntarily redeem all or a portion of our Series E Term Preferred Stock at our sole option at the redemption price at any time.

In August 2018, we used the proceeds from the initial issuance of our Series E Term Preferred Stock, along with borrowings under the Credit Facility, to voluntarily redeem all outstanding shares of our 6.750% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock”) and our 6.500% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock”), each of which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of our Series B Term Preferred Stock and our Series C Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.7 million, which was recorded in Realized loss on other in our Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

In May 2020, we entered into sales agreements with Wedbush Securities, Inc. and Virtu Americas LLC (each a “Series E ATM Sales Agent”), under which we have the ability to issue and sell shares of our Series E Term Preferred Stock, from time to time, through the Series E ATM Sales Agents, up to $50.0 million aggregate liquidation preference in the Series E ATM Program. As of December 31, 2020, we had remaining capacity to sell up to $30.4 million of our Series E Term Preferred Stock under the Series E ATM Program.

During the nine months ended December 31, 2020, we sold 784,853 shares of our Series E Term Preferred Stock under the Series E ATM Program with an aggregate liquidation preference of $19.6 million. The weighted-average gross price per share net of discounts was $24.56 and resulted in gross proceeds of approximately $19.3 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $19.1 million.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series D Term Preferred Stock and Series E Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series D Term Preferred Stock and Series E Term Preferred Stock) as of December 31, 2020 was 250.3%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $231.0 million as of December 31, 2020, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2020, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $517.0 million, asset coverage on our senior securities representing indebtedness of 671.0%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2020, we had availability, after adjustments for various constraints based on collateral quality, of $96.0 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

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

The Notes will mature on November 1, 2040. We will pay interest on the Notes on the first day of each month, commencing on the first day of the month following the issuance of such Note. Subject to certain limitations, holders of the Notes will have the option to tender their Notes for redemption at a redemption price of $22.50 per Note until the earlier of the date upon which our Board of Directors, by resolution, suspends or terminates the optional redemption right of the holders or the date, if any, on which the Notes are listed on Nasdaq Global Select Market or another national securities exchange. In addition, we will repurchase the Notes, upon request, in the event of the holder’s death at a redemption price of $25.00 per Note. Except upon the occurrence of certain events that would constitute a change in control of us or to comply with applicable law, we may not redeem the Notes at our option until the later of (1) the one-year anniversary of the termination of the offering of the Notes and (2) July 1, 2025. After such date, we may, at our sole option, redeem all or a portion of the Notes at a redemption price of $25.00 per Note. The Notes will be our direct unsecured obligations and rank equal in right of payment with all outstanding and future unsecured, unsubordinated indebtedness issued by us. As of December 31, 2020, no Notes have been issued.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2020 and March 31, 2020, we had unrecognized, contractual off-balance sheet success fee receivables of $44.6 million and $37.6 million (or approximately $1.34 and $1.14 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of December 31, 2020 to be immaterial.

As of December 31, 2020, we have also extended a guaranty on behalf of one of our portfolio companies, Country Club Enterprises, LLC (“CCE”), whereby we have guaranteed $1.0 million of CCE’s obligations. As of December 31, 2020, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of December 31, 2020, at cost/liquidation preference:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$84,000	$—	$84,000	$—	$—
Mandatorily redeemable preferred stock	151,871	—	57,500	94,371	—
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	48,873	13,555	24,925	10,393	—

Total	$289,840	$13,555	$166,425	$109,860	$—

(A)	Excludes unused line of credit and delayed draw term loan commitments and guaranties to our portfolio companies in the aggregate principal amount of $6.5 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2020. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

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

The following table reflects risk ratings for all loans in our portfolio as of December 31, 2020 and March 31, 2020:

Rating	December 31, 2020	March 31, 2020
Highest	9.0	9.0
Average	6.2	6.5
Weighted-average	6.5	6.9
Lowest	3.0	4.0

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

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both December 31, 2020 and March 31, 2020.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variable rates with a floor mechanism. As of December 31, 2020 and March 31, 2020, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	December 31, 2020	March 31, 2020
Variable rates with a floor	97.7%	97.5%
Fixed rates	2.3	2.5

Total	100.0%	100%

There have been no material changes in the quantitative and qualitative market risk disclosures during the nine months ended December 31, 2020 from those included in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 2, 2021