Form 10-K
period 2021-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2021-05-11
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 814-00704

GLADSTONE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-0423116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 100 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	GAIN	The Nasdaq Stock Market LLC
6.375% Series E Cumulative Term Preferred Stock, $0.001 par value per share	GAINL	The Nasdaq Stock Market LLC
5.00% Notes due 2026, $25.00 par value per note	GAINN	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2020, based on the closing price on that date of $9.10 on the Nasdaq Global Select Market, was $294,365,821. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 33,205,023 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 10, 2021.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended March 31, 2021.

GLADSTONE INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

MARCH  31, 2021

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation, or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); (12) those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K (this “Annual Report”); and (13) the impact of COVID-19 generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties, including those listed above. Additionally, many of the risks, uncertainties and other factors listed above, among others, are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from our historical performance. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed, or in the future may file, with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Shares of our common stock, 6.375% Series E Cumulative Term Preferred Stock (“Series E Term Preferred Stock”), and our 5.00% Notes due 2026 (“2026 Notes”) are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINL,” and “GAINN,” respectively.

Investment Adviser and Administrator

We are externally managed by the Adviser, an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser. Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. David Dullum, our president, also serves as the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary, also serves as the Administrator’s president, general counsel, and secretary, as well as the executive vice president of administration of the Adviser. Mr. Gladstone and Terry Lee Brubaker, our vice chairman and chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; and Gladstone Land Corporation, a publicly-traded real estate investment trust (together with “Gladstone Commercial” and “Gladstone Capital,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

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

Investment Objectives and Strategy

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments in a particular portfolio company generally totaling up to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2021, our investment portfolio was comprised of 74.4% in debt securities and 25.6% in equity securities, at cost.

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

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. As of March 31, 2021, our loan portfolio consisted of 97.7% variable rate loans with floors and 2.3% fixed rate loans, based on the total principal balance of all outstanding debt investments. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement such as a success fee or, to a lesser extent, deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the portfolio company. Some debt securities may have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” (“PIK”) interest. As of March 31, 2021, we did not have any securities with a PIK feature.

Typically, our investments in equity securities take the form of common stock, preferred stock, limited liability company interests, or warrants or options to purchase any of the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt. From our initial public offering in 2005 through March 31, 2021, we invested in 53 companies, excluding investments in syndicated loans.

We expect that our investment portfolio will continue to primarily include the following three categories of investments in private companies in the U.S.:

•

Secured First Lien Debt Securities: We seek to invest a portion of our assets in first lien secured debt securities also known as senior loans, senior term loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses first lien secured debt to cover a substantial portion of the funding needs of the business. These debt securities usually take the form of first priority liens on all, or substantially all, of the assets of the business.

•

Secured Second Lien Debt Securities: We seek to invest a portion of our assets in second lien secured debt securities, which may also be referred to as subordinated loans, subordinated notes and mezzanine loans. These second lien secured debt securities rank junior to the borrower’s first lien secured debt securities and may be secured by second priority liens on all or a portion of the assets of the business. Additionally, we may receive other yield enhancements in addition to or in lieu of success fees, such as warrants to buy common and preferred stock or limited liability interests, in connection with these second lien secured debt securities.

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

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in secured debt securities and preferred and common stock that we generally acquire in connection with buyouts and other recapitalizations. The following investment policies, along with the investment objectives, may not be changed without the approval of our board of directors (our “Board of Directors”), a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act:

•

We will at all times conduct our business so as to retain our status as a BDC. To that status, we must be operated for the purpose of investing in certain categories of qualifying assets. In addition, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a BDC or qualifying assets) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire will generally be qualifying assets. See “—Regulation as a BDC — Qualifying Assets” for a discussion of the types of qualifying assets in which we are permitted to invest pursuant to Section 55(a) of the 1940 Act.

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

Investment Concentrations

As of March 31, 2021, our investment portfolio consisted of investments in 28 portfolio companies located in 17 states across 13 different industries with an aggregate fair value of $633.8 million. Our investments in Pioneer Square Brands, Inc. (“Pioneer Square”), Counsel Press, Inc. (“Counsel Press”), Old World Christmas, Inc. (“Old World”), J.R. Hobbs Co.—Atlanta, LLC (“J.R. Hobbs”), and Bassett Creek Services, Inc. (“Bassett Creek”) represented our five largest portfolio investments at fair value and collectively comprised $233.9 million, or 36.9%, of our total investment portfolio at fair value as of March 31, 2021. The following table summarizes our investments by security type as of March 31, 2021 and 2020:

	March 31, 2021				March 31, 2020
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$379,512	57.2%	$368,688	58.2%	$310,019	50.9%	$308,248	54.5%
Secured second lien debt	114,206	17.2	102,897	16.2	143,155	23.5	123,340	21.8

Total debt	493,718	74.4	471,585	74.4	453,174	74.4	431,588	76.3
Preferred equity	166,361	25.1	159,478	25.2	152,998	25.1	119,849	21.2
Common equity/equivalents	3,484	0.5	2,766	0.4	3,410	0.5	14,487	2.5

Total equity/equivalents	169,845	25.6	162,244	25.6	156,408	25.6	134,336	23.7

Total investments	$663,563	100.0%	$633,829	100.0%	$609,582	100.0%	$565,924	100.0%

Our investments at fair value consisted of the following industry classifications as of March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$261,714	41.3%	$226,805	40.1%
Home and Office Furnishings, Housewares, and Durable Consumer Products	94,663	15.0	83,705	14.8
Personal and Non-Durable Consumer Products (Manufacturing Only)	60,852	9.6	34,865	6.2
Leisure, Amusement, Motion Pictures, Entertainment	45,209	7.1	35,240	6.2
Healthcare, Education, and Childcare	31,194	4.9	25,563	4.5
Aerospace and Defense	27,630	4.4	26,158	4.6
Diversified/Conglomerate Manufacturing	25,181	4.0	28,147	5.0
Chemicals, Plastics, and Rubber	22,985	3.6	16,737	3.0
Telecommunications	15,582	2.5	15,792	2.8
Beverage, Food, and Tobacco	15,519	2.4	12,545	2.2
Cargo Transport	15,211	2.4	13,316	2.4
Machinery (Non-agriculture, Non-construction, and Non-electronic)	14,199	2.2	23,091	4.1
Containers, Packaging, and Glass	—	—	20,360	3.6
Other < 2.0%	3,890	0.6	3,600	0.5

Total investments	$633,829	100.0%	$565,924	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$182,529	28.8%	$182,178	32.2%
Northeast	163,938	25.9	146,434	25.9
West	160,581	25.3	90,214	15.9
Midwest	126,781	20.0	147,098	26.0

Total investments	$633,829	100.0%	$565,924	100.0%

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

Extensive Due Diligence

The Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information followed by in-depth business analysis, including some or all of the following:

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

Longer Investment Horizon

Unlike private equity and other funds that are typically organized as finite-life partnerships (generally seven to ten years), we are not subject to standard periodic capital return requirements. These structures often force private equity and other funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in a lower overall return to investors and/or an adverse impact on their portfolio companies. In contrast, we are a corporation of perpetual duration and are exchange-traded. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Flexible Transaction Structuring

We believe the Adviser’s and our management team’s broad expertise and years of combined experience enable the Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures and, in some cases, the types of securities in which we invest, thereby affording us a competitive advantage of providing both, equity and debt financing, which may limit uncertainty related to the close of the transaction and the risk of refinancing during periods of market yield compression. We believe that this approach enables the Adviser to develop a financing structure which best fits the investment and growth profile of the underlying business and yields attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets, such as the current COVID-19 pandemic.

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

Transactions with Related Parties

Investment Advisory and Management Agreement

Pursuant to our Advisory Agreement, we pay the Adviser certain fees as compensation for its services, consisting of a base management fee and an incentive fee, each as described below. On July 14, 2020, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the renewal of the Advisory Agreement through August 31, 2021. Our Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our stockholders, (2) the investment performance of the Company and the Adviser, (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company, (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors, (5) the fee structure of the advisory and administrative agreements of comparable funds, (6) indirect profits to the Adviser created through the Company and (7) in light of the foregoing considerations, the overall fairness of the advisory fee paid under the Advisory Agreement.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the year ended March 31, 2021, no capital gains-based incentive fees were contractually due or paid to the Adviser. During the year ended March 31, 2020, capital gains-based incentive fees of $8.1 million were contractually due and paid to the Adviser, which was the first payment of a capital gains-based incentive fee since our inception.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the year ended March 31, 2021, we recorded capital gains-based incentive fees of $5.0 million. During the year ended March 31, 2020, we recorded a reversal of capital gains-based incentive fees of $6.7 million. During the year ended March 31, 2019, we recorded capital gains-based incentive fees of $17.8 million.

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

•

Income source requirements: At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income (including certain deemed inclusions) derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly-traded partnership.

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

Qualification as a RIC

If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long-term capital gain in excess of realized net short-term capital loss) that we timely distribute (or are deemed to distribute) to our stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year and (iii) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. For the calendar years ended December 31, 2020, 2019 and 2018, we incurred $0.5 million, $0.8 million and $0.3 million, respectively, in excise taxes. As of March 31, 2021, our capital loss carryforward was $0.

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

Any distribution declared by us in October, November or December of any calendar year, payable to our stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by our stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the later of the extended due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November, December rule described above. For the fiscal year ended March 31, 2021, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $16.1 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2022 as having been paid in the fiscal year ended March 31, 2021. In addition, for the fiscal year ended March 31, 2021, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $8.5 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2022 as having been paid in the fiscal year ended March 31, 2021.

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

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the year ended March 31, 2021, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders. For the years ended March 31, 2020 and 2019, we elected to retain $38.0 million, or $1.15 per common share, and $50.0 million, or $1.52 per common share, respectively, of net long-term capital gains and to treat them as deemed distributions to common stockholders. We incurred $8.0 million, or $0.24 per common share, and $10.5 million, or $0.32 per common share, respectively, for the years ended March 31, 2020 and 2019, of U.S. federal income taxes on behalf of common stockholders related to the retention of capital gains, which are included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations.

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

As of March 31, 2021, 99.7% of our assets were qualifying assets.

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

Summary of Risk Factors

Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors”, beginning on page 22 of this Annual Report, together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks, as well as certain other risks that you should carefully consider before deciding to invest in our securities.

•	Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

•	Volatility in the capital markets may make it more difficult to raise capital and may adversely affect the valuations of our investments.

•	Our business has been, and in the future could be further, adversely affected by the current coronavirus pandemic and related government actions.

•	Our investments in lower middle market companies are extremely risky and could cause you to lose all or a part of your investment.

•	The lack of liquidity of our privately held investments may adversely affect our business.

•	Our investments are typically long-term and will require several years to realize liquidation events.

•	We typically invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.

•

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

•

Any inability to renew, extend or replace our Credit Facility on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

•

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

•	There are significant potential conflicts of interest, including with the Adviser, which could impact our investment returns.

•	Our success depends on the Adviser’s ability to attract and retain qualified personnel in a competitive environment.

•	Our incentive fee may induce the Adviser to make certain investments, including speculative investments.

•	We may be obligated to pay the Adviser incentive compensation even if we incur a loss.

•

The Adviser is not obligated to provide a credit of the base management fee or incentive fee, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.

•	There is a risk that you may not receive distributions or that distributions may not grow over time

•	Investing in our securities may involve an above average degree of risk.

•	Common shares of closed-end investment companies frequently trade at a discount to the NAV.

•	Our mandatorily redeemable preferred stock bears a risk of early redemption by us.

•

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

Code of Ethics

We, and all of the Gladstone family of companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on our website under “Investors -

Governance—Governance Documents” at www.GladstoneInvestment.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator dedicates all of his or her time to us. However, we expect that 20 to 25 full-time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2021 and all of calendar year 2022. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.

As of March 31, 2021, the Adviser and Administrator collectively had 67 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive management
19	Accounting, administration, compliance, human resources, legal, and treasury
36	Investment management, portfolio management, and due diligence

The Adviser and the Administrator aim to attract and retain capable advisory and administrative personnel, respectively, by offering competitive base salaries and bonus structure and by providing employees with appropriate opportunities for professional growth.

Available Information

We file with or furnish to the SEC copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information meeting the information requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and make such reports and any amendments thereto available free of charge through the “Investors – SEC Filings” section of our website at www.GladstoneInvestment.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Information contained on our website is not incorporated by reference into this Annual Report. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	Changes in interest rates and credit spreads;

•	The availability of credit, including the price, terms and conditions under which it can be obtained;

•	The quality, pricing, and availability of suitable investments and losses with respect to our investments;

•	The ability to obtain accurate market-based valuations;

•	Investment values relative to the value of the underlying assets;

•	Prepayment rates, delinquency rates and legislative / regulatory changes with respect to our investments;

•	Competition;

•	The impact of COVID-19 generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it;

•	The actual and perceived state of the economy and public capital markets generally;

•	Amendments or repeals of legislation, or changes in regulations or regulatory interpretations thereof, and transitions of government, including uncertainty regarding any of the foregoing;

•	The national and global political environment, including foreign relations and trading policies;

•	The impact of potential changes to the Code; and

•	The attractiveness of other types of investments relative to investments in Lower Middle Market companies generally.

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

Our business has been, and in the future could be further, adversely affected by the current coronavirus pandemic and related government actions.

As of the date of this Annual Report, there is a continuing outbreak of a novel and highly contagious form of coronavirus. The World Health Organization has declared the disease (“COVID-19”) it causes to constitute a pandemic. The outbreak of COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. In response to the COVID-19 pandemic, many countries, including the U.S., reacted by instituting quarantines, prohibiting travel and ordering the closure of offices, businesses, schools, retail stores and other public venues. Businesses also implemented similar precautionary measures. Such measures created significant disruptions in and continue to adversely impact economic activity, particularly in the transportation, hospitality, tourism, entertainment and certain other industries. As COVID-19 cases fluctuate, certain governments have (and others in the future may) reinstituted these or other measures, which could further exacerbate the adverse impacts on economic activity.

As a result of these and other factors, the COVID-19 pandemic, and any future public health emergency or the threat thereof, could have a significant adverse impact on us and our portfolio companies and could adversely affect our ability to fulfill our investment objectives.

The extent of the impact of COVID-19, or any public health emergency, on our operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergencies on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extend of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted.

The effects of a public health emergency may materially and adversely impact the value and performance of our investments, our ability to source, manage and divest investments and our ability to achieve our investment objectives, all of which could result in significant losses to us. In addition, our operations and our Adviser’s operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of our Adviser’s personnel.

Public health threats, including the COVID-19 pandemic, may adversely impact the businesses in which we invest and affect our business, operating results, and financial condition.

Public health threats, such as COVID-19 or any other illness, may disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. A public health threat poses the risk that our portfolio companies may have significantly reduced or be prevented from conducting business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities, or that they may experience disruptions in their supply chains or decreased consumer demand. As governments ease restrictions, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses. These adverse economic impacts may decrease the value of our investments. These negative impacts on our portfolio companies and their performance may increase realized and unrealized losses related to our investments, which may, in turn, adversely impact our business, financial condition or results of operations.

Risks Related to Interest Rates

Market interest rates may have an effect on the value of our securities.

One of the factors that influences the price of our securities is the distribution yield on our securities (as a percentage of the price of our securities) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our securities to expect a higher distribution yield. In addition, higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. As a result, higher market interest rates could cause the market price of our securities to decrease.

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

Ultimately, we expect approximately 90.0% of the loans in our portfolio to be at variable rates determined on the basis of the LIBOR and approximately up to 10.0% to be at fixed rates. As of March 31, 2021, based on the total principal balance of debt investments outstanding, our portfolio consisted of 97.7% of loans at variable rates with floors and 2.3% at fixed rates.

As of March 31, 2021, we did not have any hedging arrangement, such as interest rate hedges. While hedging arrangements may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to receive payments pursuant to a hedging arrangement is linked to the ability of the counter-party to that hedging arrangement to make the required payments. To the extent that the counter-party to the hedging arrangement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.

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

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In general, our investments in debt securities have a term of five years, accrue interest at variable rates based on LIBOR and, to a lesser extent, at fixed rates. As of March 31, 2021, our loan portfolio consisted of 97.7% variable rate loans with floors and 2.3% fixed rate loans based on the total principal balance of all outstanding debt investments.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021. Following consultations in December 2020 and January 2021, the ICE Benchmark Administration Limited (the “IBA”) announced that (i) it intends to cease publication of 1-week and 2-month U.S. dollar LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, it intends to continue publication of the remaining U.S. dollar LIBOR tenors until June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. The committee established by the Federal Reserve, the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, based on overnight repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR. To date, certain of the loan agreements with our portfolio companies have already been amended to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have a material adverse effect on our business, financial condition, tax position and results of operations.

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

•

Lower Middle Market businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan(s) may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of realizing on any guaranties we may have obtained from the borrower’s management. As of March 31, 2021, loans to three portfolio companies were on non-accrual status with an aggregate debt cost basis of $61.1 million, or 12.4% of the cost basis of all debt investments in our portfolio. While we are working with these portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will generally seek to be a secured first lien lender to a borrower, in some of our loans we expect to be subordinated to a senior lender and our security interest in any collateral would, accordingly, likely be second lien and subordinate to another lender’s security interest.

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

•

Lower Middle Market businesses may have limited operating histories. While we intend to continue to target stable companies with proven track records, we may invest in new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

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

Our total investment in one or more companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented more than 35% of the fair value of our total portfolio as of March 31, 2021 and 2020. Any disposition of a significant investment in one or more portfolio companies may negatively impact our net investment income and limit our ability to pay distributions.

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

As of March 31, 2021, we had investments in 28 portfolio companies, the five largest of which included Pioneer Square, Counsel Press, Old World, J.R. Hobbs, and Bassett Creek, and comprised $233.9 million, or 36.9%, of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment, including the potential impact of the COVID-19 pandemic (or similar future public health emergencies). Beyond our regulatory and income tax diversification requirements, as well as Credit Facility requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. A downturn in a particular industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of March 31, 2021, our largest industry concentration was in Diversified/Conglomerate Services, representing 41.3% of our total investments, at fair value.

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

We will have a continuing need for capital to finance our investments. As of March 31, 2021, we, through our wholly-owned subsidiary, Business Investment, had $22.4 million in borrowings, at cost, outstanding under the Credit Facility, which provides for maximum borrowings of $180.0 million, with a revolving period end date of February 29, 2024 (the “Revolving Period End Date”). The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions and covenants set forth in the credit agreement. Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policy without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors in the borrowing base. Additionally, the Credit Facility contains a performance guarantee that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatorily redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $266.2 million as of March 31, 2021, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2021, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $597.1 million, asset coverage on our senior securities representing indebtedness of 398.0%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2021, we were in compliance with all covenants under the Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.

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

If the Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on February 28, 2026 (two years after the Revolving Period End Date). Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $300.0 million through additional commitments of existing or new lenders. However, if such lenders are unwilling to provide additional commitments under the terms of the Credit Facility, we will be unable to expand the Credit Facility and thus will continue to have limited availability to finance new investments under the Credit Facility. There can be no guaranty that we will be able to renew, extend or replace the Credit Facility upon its Revolving Period End Date on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at or before the time of its Revolving Period End Date, will be constrained by then current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or refinance the Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. Such circumstances would also increase the likelihood that we would be required to redeem some or all of our outstanding mandatorily redeemable preferred stock, which could potentially require us to sell more assets. In addition to selling assets, or as an alternative, we may issue common equity to repay amounts outstanding under the Credit Facility. Depending upon the trading prices of our common stock (and with the approval of our independent directors and stockholders), such an equity offering may have a dilutive impact on our existing stockholders’ interest in our earnings, assets and voting interest in us. If we are able to renew, extend or refinance the Credit Facility prior to maturity, renewal, extension or refinancing, it could potentially result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds to fund investments or maintain distributions to stockholders.

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

There can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•

Senior Securities: We may issue senior securities representing indebtedness (including borrowings under the Credit Facility and our 2026 Notes) and senior securities that are stock (including our Series E Term Preferred Stock), up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue senior securities representing indebtedness and senior securities which are stock, in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 150% on each such senior security immediately after each issuance of each such senior security. As a result of issuing senior securities (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 150%. If the aggregate fair value of our assets declines, we might be unable to satisfy that 150% requirement. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness, pay dividends on our preferred stock or for offering costs will not be available for distributions to common stockholders. Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that are stock.

•

Common and Convertible Preferred Stock: Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we may at times be dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our common stockholders at the time of the issuance would decrease and our existing common stockholders may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing common stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, as we did at times during March 2018 under the at-the-market program, and in other offerings in May 2017, March 2015, and October 2012, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of common shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a common stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10% of our common stock at a 5% discount from NAV, a common stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has for the last several years. As noted above, the 1940 Act prohibits the issuance of multiple classes of senior securities that are stock. As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding mandatorily redeemable preferred stock.

We financed certain of our investments with borrowed money and capital from the issuance of senior securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the Credit Facility, the 2026 Notes and shares of our mandatorily redeemable preferred stock and, from time to time, may incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities to, banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(A)	(20.38)%	(11.96)%	(3.54)%	4.88%	13.30%

(A)

The hypothetical return to common stockholders is calculated by multiplying our total assets as of March 31, 2021 by the assumed rates of return and subtracting all interest on our debt and dividends on our mandatorily redeemable preferred stock expected to be paid or declared during the twelve months following March 31, 2021, and then dividing the resulting difference by our total net assets attributable to common stock as of March 31, 2021. Based on $643.7 million in total assets, $22.4 million in borrowings outstanding on the Credit Facility, at cost, 127.9 million of 2026 Notes, at cost, $5.1 million in a secured borrowing, $ $94.4 million in aggregate liquidation preference of Series E Term Preferred Stock, and $382.4 million in net assets as of March 31, 2021.

Based on an aggregate outstanding indebtedness of $155.4 million, at cost, as of March 31, 2021, the effective annual cash interest rate of 4.8% as of that date, and aggregate liquidation preference of our mandatorily redeemable preferred stock of $94.4 million with a weighted-average dividend rate of 6.4%, our investment portfolio at fair value would have to produce an annual return of at least 2.1% to cover annual interest payments on the outstanding debt and dividends on our mandatorily redeemable preferred stock.

Risks Related to Our Regulation and Structure

We will be subject to corporate-level tax if we are unable to satisfy the Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must maintain our status as a BDC and meet annual distribution, income source, and asset diversification requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we may receive with respect to debt investments generally create original issue discount (“OID”), which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. As of March 31, 2021, we did not have investments with OID or a PIK feature. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock. Refer to “Business — Material U.S. Federal Income Tax Considerations — RIC Status” for additional information regarding asset coverage ratio and RIC requirements.

Some of our debt investments may include success fees that would generally generate payments to us upon a change of control. Because the satisfaction of these success fees, and the ultimate payment of these fees, is uncertain and highly contingent, we generally only recognize them as income when the payment is received.

Success fee amounts are characterized as ordinary income for tax purposes and, as a result, we are required to distribute such amounts to our stockholders to maintain our RIC status.

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

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue senior securities representing indebtedness, including borrowing money from banks or other financial institutions, or senior securities that are stock, such as our Series E Term Preferred Stock, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each such incurrence or issuance. Further, we may not be permitted to declare a dividend or make any distribution to our outstanding stockholders or repurchase shares until such time as we satisfy this test. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution. We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. Such events, if they were to occur, could have a significant adverse effect on our business, financial condition, results of operations, and cash flows.

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

The management compensation structure that has been implemented under the Advisory Agreement may cause the Adviser to invest in high-risk investments or take other investment risks. In addition to its management fee, the Adviser is entitled under the Advisory Agreement to receive incentive compensation based in part upon our achievement of specified levels of income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net investment income may lead the Adviser to place undue emphasis on the maximization of net investment income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2021, our Board of Directors has approved the following types of transactions:

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

At our most recent annual meeting of stockholders on August 20, 2020, our stockholders approved a proposal designed to allow us to sell shares of our common stock below the then current NAV per share in one or more offerings for a period of one year from the date of such approval, subject to certain conditions (including, that the number of common shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale).

With this and similar previous approvals from our stockholders, we exercised this right with Board of Director approval in March and April 2018 for certain sales under the at-the-market program (Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further details of sales under our at-the-market program.). With prior approval from our stockholders and our Board of Directors, we also issued shares of common stock below our then current NAV per share in public offerings in May and June of 2017, March and April of 2015, and in October 2012 with a net dilutive effect of such issuances, net of discounts, commissions and offering costs borne by us, of $0.07, $0.29 and $0.39, respectively, per share of common stock.

At the upcoming annual stockholders meeting to be held in August 2021, we expect that our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has frequently traded, and at times significantly, below NAV per share. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

The terms of our series of mandatorily redeemable preferred stock provide for annual dividends of approximately $1.59 per outstanding share of our Series E Term Preferred Stock. In accordance with the 1940 Act and the terms of our series of mandatorily redeemable term preferred stock, if dividends thereon are unpaid in an amount equal to at least two years of dividends, the holders of our preferred stock will be entitled to elect a majority of our Board of Directors.

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

Risks Related to Our Mandatorily Redeemable Preferred Stock

An active trading market for the mandatorily redeemable preferred stock may not exist or continue, which could adversely affect the market price of the mandatorily redeemable preferred stock or a holder’s ability to sell its shares.

Our Series E Term Preferred Stock is listed on Nasdaq. However, we cannot provide any assurances that an active trading market for the mandatorily redeemable preferred stock will exist in the future or that stockholders will be able to sell their shares of mandatorily redeemable preferred stock. Even if an active trading market does exist, shares of the mandatorily redeemable preferred stock may trade at a discount from the liquidation preference for such shares depending on prevailing interest rates, the market for similar securities, general economic conditions, our issuance of debt or preferred equity securities and our financial condition, results of operation and prospects. To the extent an active trading market does not exist, the liquidity and trading price for shares of the mandatorily redeemable preferred stock may be harmed. Accordingly, holders may be required to bear the financial risk of an investment in the mandatorily redeemable preferred stock for an indefinite period of time.

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

Our series of mandatorily redeemable preferred stock is not rated by any rating agency. Unrated securities usually trade at a discount to similar, rated securities. As a result, the series of mandatorily redeemable preferred stock may trade at prices that are lower than they might otherwise trade if rated by a rating agency.

Our mandatorily redeemable preferred stock bears a risk of early redemption by us.

We may voluntarily redeem some or all of the Series E Term Preferred Stock at any time. We also may be forced to redeem some or all of the outstanding shares of mandatorily redeemable preferred stock to meet regulatory requirements or the asset coverage requirements of such shares. We are also required to redeem all of the mandatorily redeemable preferred stock upon certain change of control transactions. Any such redemption may occur at a time that is unfavorable to holders of the mandatorily redeemable preferred stock. We may have an incentive to redeem the mandatorily redeemable preferred stock voluntarily before the mandatory redemption date for such series if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on such series of mandatorily redeemable preferred stock or for other reasons. If we redeem shares of the mandatorily redeemable preferred stock before the mandatory redemption date for such series of mandatorily redeemable preferred stock, the holders of such redeemed shares face the risk that the return on an investment purchased with proceeds from such redemption may be lower than the return previously obtained from the investment in the mandatorily redeemable preferred stock.

Claims of holders of the mandatorily redeemable preferred stock will be subject to a risk of subordination relative to holders of our debt instruments.

While holders of the mandatorily redeemable preferred stock will have equal liquidation rights to the holder of any other outstanding series of our mandatorily redeemable preferred stock, such holders will be subordinated to the rights of holders of our current and any future indebtedness, including the Credit Facility and the 2026 Notes. Even though the mandatorily redeemable preferred stock is classified as a liability for purposes of GAAP and considered senior securities under the 1940 Act, the mandatorily redeemable preferred stock are not debt instruments. Therefore, dividends, distributions and other payments to holders of mandatorily redeemable preferred stock in liquidation or otherwise may be subject to prior payments due to the holders of our indebtedness. In addition, under some circumstances the 1940 Act may provide debt holders with voting rights that are superior to the voting rights of holders of the mandatorily redeemable preferred stock.

Holders of the mandatorily redeemable preferred stock will bear dividend risk.

We may be unable to pay dividends on the series of mandatorily redeemable preferred stock under some circumstances. The terms of our indebtedness, including the Credit Facility and the 2026 Notes, preclude the payment of dividends in respect of equity securities, including the mandatorily redeemable preferred stock, under certain conditions.

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

Risks Related to the 2026 Notes

The 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).

The 2026 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. In addition, the 2026 Notes will rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).

The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes and the 2026 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2026 Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our wholly-owned subsidiary, Gladstone Business Investment, is the obligor under our Credit Facility, which is structurally senior to the 2026 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2026 Notes.

The indenture under which the 2026 Notes were issued contains limited protection for holders of the 2026 Notes.

The indenture under which the 2026 Notes were issued offers limited protection to holders of the 2026 Notes. The terms of the indenture and the 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the 2026 Notes. In particular, the terms of the indenture and the 2026 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2026 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2026 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2026 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2026 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, which generally prohibit us incurring additional debt or issuing additional debt or preferred securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2026 Notes, including our preferred stock and any subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions thereto, whether or not we are subject to such provisions of the 1940 Act, giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act to maintain the BDC’s status as a RIC under Subchapter M of the Code;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture and the 2026 Notes do not require us to make an offer to purchase the 2026 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2026 Notes do not protect holders of the 2026 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 2026 Notes) and take a number of other actions that are not limited by the terms of the 2026 Notes may have important consequences for you as a holder of the 2026 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2026 Notes or negatively affecting the trading value of the 2026 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2026 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the 2026 Notes.

An active trading market for the 2026 Notes may not exist, which could limit your ability to sell the 2026 Notes or affect the market price of the 2026 Notes.

An active trading market for the 2026 Notes may not exist in the future and holders may not be able to sell their 2026 Notes. Even if an active trading market does exist, the 2026 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the 2026 Notes may be harmed. Accordingly, holders of the 2026 Notes may be required to bear the financial risk of an investment in the 2026 Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2026 Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes and substantially decrease the market value of the 2026 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the 2026 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to refinance or restructure our debt, including the 2026 Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2026 Notes or our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2026 Notes or the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may choose to redeem the 2026 Notes when prevailing interest rates are relatively low.

On or after May 1, 2023, we may choose to redeem the 2026 Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the 2026 Notes. If prevailing rates are lower at the time of redemption, and we redeem the 2026 Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2026 Notes being redeemed. Our redemption right also may adversely impact your ability to sell the 2026 Notes as the optional redemption date or period approaches.

A downgrade, suspension or withdrawal of any credit rating assigned by a rating agency to us or the 2026 Notes could cause the liquidity or market value of the 2026 Notes to decline significantly.

Any credit rating is an assessment by the assigning rating agency of our ability to pay our debts when due. Consequently, real or anticipated changes in any credit ratings will generally affect the market value of the 2026 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2026 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. There can be no assurance that any credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agencies if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our Company, so warrant.

General Risks Factors

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

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on Nasdaq under the symbol “GAIN.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on Nasdaq, the intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through May 10, 2021.

	Quarter Ended/ Ending			Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
		NAV(A)		High	Low
Fiscal Year ended March 31, 2020:	6/30/2019		$12.29	$12.70	$10.97	3%	(11)%	$0.2940	(C)
	9/30/2019		12.39	12.54	11.07	1	(11)	0.2340	(C)
	12/31/2019		12.51	15.34	11.85	23	(5)	0.2940	(C)
	3/31/2020		11.17	13.99	6.43	25	(42)	0.2100
Fiscal Year ended March 31, 2021:	6/30/2020		$10.87	$11.51	$6.75	6	(38)	$0.3000	(D)
	9/30/2020		10.86	10.39	8.88	(4)	(18)	0.2100
	12/31/2020		11.11	10.80	8.16	(3)	(27)	0.2100
	3/31/2021		11.52	12.74	9.91	11	(14)	0.2100
Fiscal Year ending March 31, 2022:	6/30/2021 (through May 10, 2021)	$	*	$14.48	$12.27	*	*	$0.2700	(E)

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

(C)	Includes a $0.09 per common share supplemental distribution paid in each of June 2019 and December 2019 and a $0.03 per common share supplemental distribution paid in September 2019.
(D)	Includes a $0.09 per common share supplemental distribution paid in June 2020.
(E)	Includes a $0.06 per common share supplemental distribution to be paid in June 2021.
*	Not yet available, as the NAV per share as of the end of this quarter has not yet been finalized.

As of May 7, 2021, there were 20 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”

Distributions

We generally intend to distribute, in the form of cash distributions, up to 100% of our Investment Company Taxable Income, if any, to our stockholders in the form of monthly distributions. We may retain some or all of our net realized long-term capital gains, if any, and designate them as a deemed distribution to supplement our equity capital and support the growth of our portfolio, but we may also distribute all or a portion of such gains to stockholders in cash. For the year ended March 31, 2021, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders. For the year ended March 31, 2020, we elected to retain $38.0 million, or $1.15 per common share, of net long-term capital gains and to designate the retained amount as deemed distributions to common stockholders. As a result, each common stockholder (i) was required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) received a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increased the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. We incurred $8.0 million, or $0.24 per common share, of federal income taxes on behalf of common stockholders for the year ended March 31, 2020. The Credit Facility also generally restricts distributions on our common stock to the sum of certain amounts, including, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended March 31, 2021.

Purchases of Equity Securities

The following table provides information with respect to the purchases made by or on behalf of the Company of our 6.25% Series D Cumulative Term Preferred Stock, par value $0.001 per share (the “Series D Term Preferred Stock”), during the fourth quarter of our fiscal year 2021. The Company elected to voluntarily redeem the entirety of the then issued and outstanding Series D Term Preferred Stock on March 3, 2021. On May 7, 2021, the Company executed and filed a Certificate of Elimination of 6.25% Series D Cumulative Term Preferred Stock, thereby removing the Certificate of Designation of the Series D Term Preferred Stock from the Company’s Amended and Restated Certificate of Incorporation. The Company does not have any existing publicly announced repurchase plans or programs.

Period	(a) Total Number of Shares of Series D Term Preferred Stock Purchased	(b) Average Price Paid per Share of Series D Term Preferred Stock	(c) Total Number of Shares of Series D Term Preferred Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares of Series D Term Preferred Stock that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2021	—	—	—	—
February 1 through 28, 2021	—	—	—	—
March 1 through 31, 2021	2,300,000	$25.00	—	—

Total	2,300,000	$25.00	—	—

Stock Performance Graph

The following graph shows the total stockholder return on an investment of $100 in cash on March 31, 2016 for (i) our common stock, (ii) the Nasdaq’s 100 Total Return index (“Nasdaq 100 TR”), (iii) the Russell 1000 Total Return index (“Russell 1000 TR”) and (iv) the Wells Fargo BDC Total Return index (“WF BDC TR”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.

The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

	GAIN	Nasdaq 100 TR	Russell 1000 TR	WF BDC TR
3/31/2016	$100.00	$100.00	$100.00	$100.00
3/31/2017	141.58	122.77	117.43	127.63
3/31/2018	172.48	150.26	133.84	116.03
3/31/2019	215.52	170.33	145.31	127.23
3/31/2020	158.98	182.29	134.26	78.89
3/31/2021	271.30	307.86	216.07	148.17

Fees and Expenses

The following table is intended to assist stockholders in understanding the costs and expenses that common stockholders will bear directly or indirectly. The percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, common stockholders will indirectly bear such fees or expenses as investors in the Company. The following annualized percentages were calculated based on actual expenses, except with respect to capital gains-based incentive fees as discussed below, incurred in the quarter ended March 31, 2021 and average net assets for the quarter ended March 31, 2021. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission (as a percentage of offering price)(1)		— %
Offering expenses (as a percentage of offering price)(1)		— %
Dividend reinvestment plan expenses (per sales transaction fee)(2)	Up to $	25 Transaction fee
Total stockholder transaction expenses (as a percentage of offering price)(1)		— %
Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base management fee(4)		3.38%
Loan servicing fee(5)		1.97%
Incentive fees (20% of realized capital gains and 20% of pre-incentive fee net investment income) (6)		5.70%
Interest payments on borrowed funds(7)		1.78%
Dividend expense on mandatorily redeemable preferred stock(8)		2.45%
Other expenses(9)		1.59%

Total annual expenses(10)		16.87%

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

(4)

The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 2.0% computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective period and adjusted appropriately for any share issuances or repurchases during the period. In accordance with the requirements of the SEC, the table above shows our base management fee as a percentage of average net assets attributable to common stockholders. For purposes of the table, the annualized base management fee has been converted to 3.38% of the average net assets for the quarter ended March 31, 2021 by dividing the total annualized amount of the base management fee by our average net assets for the quarter ended March 31, 2021. The base management fee for the quarter ended March 31, 2021 before application of any credits was $3.2 million.

Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily related to the valuation of portfolio companies. For the quarter ended March 31, 2021, $0.4 million of these fees were non-contractually, unconditionally and irrevocably credited against the base management fee. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.

(5)

The Adviser services the loans held by Business Investment in return for which the Adviser receives a 2.0% annual loan servicing fee based on the monthly aggregate balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (less any uninvested cash or cash equivalents resulting from borrowings) during any given calendar year, we treat payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally and irrevocably credited back to us by the Adviser. The loan servicing fee for the three months ended March 31, 2021 was $1.8 million. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.

(6)

The incentive fee payable to the Adviser under the Advisory Agreement consists of two parts: an income-based fee and a capital gains-based fee. The income-based incentive fee is payable quarterly in arrears, and equals 20% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly hurdle rate of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period, subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate (or 2.1875%) in any calendar quarter. The catch-up provision is meant to provide our Adviser with 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125% of the quarterly hurdle rate in any calendar quarter. For the three months ended March 31, 2021, the income-based incentive fee was $1.7 million.

The capital gains-based incentive fee equals 20% of our net realized capital gains in excess of unrealized depreciation since our inception, if any, computed as all realized capital gains net of all realized capital losses and unrealized depreciation since our inception, less any prior payments, measured at the end of each calendar year and payable at the end of each fiscal year. During the three months ended March 31, 2021, we recorded capital gains-based incentive fees of $3.6 million in accordance with GAAP, which were not contractually due under the terms of the Advisory Agreement.

No credits were applied to incentive fees for the three months ended March 31, 2021; however, the Adviser may credit such fees in the future.

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

(7)

Includes amortization of deferred financing costs. As of March 31, 2021, we had $22.4 million in borrowings outstanding under our Credit Facility, $127.9 million of 2026 Notes, at cost, and $5.1 million of secured borrowings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Line of Credit” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Notes Payable” for additional information regarding the Credit Facility and the 2026 Notes.

(8)

Includes dividends paid on our Series E Term Preferred Stock and amortization of deferred financing costs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity—Term Preferred Stock” for additional information.

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

(10)

Total annualized gross expenses, based on actual amounts incurred for the three months ended March 31, 2021 (except as set forth in footnote 9), would be $63.0 million. After all non-contractual, unconditional, and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee and the loan servicing fee, total annualized expenses after fee credits, based on actual amounts incurred for the three months ended March 31, 2021 (except as set forth in footnote 9), would be $54.3 million or 14.52% as a percentage of average net assets.

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

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income(1)(2)	$117	$329	$513	$875
assuming a 5% annual return consisting entirely of capital gains(2)(3)	$126	$350	$542	$906

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

Information about our senior securities is shown in the following table as of the end of each of our last ten fiscal years. The annual information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of March 31, 2021, is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
7.125% Series A Cumulative Term Preferred Stock(5)
March 31, 2021	—	N/A	—	N/A
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	—	N/A	—	N/A
March 31, 2017	—	N/A	—	N/A
March 31, 2016	$40,000,000	$2,214	$25.00	$25.60
March 31, 2015	40,000,000	2,301	25.00	25.78
March 31, 2014	40,000,000	2,978	25.00	26.53
March 31, 2013	40,000,000	2,725	25.00	26.92
March 31, 2012	40,000,000	2,676	25.00	24.97
6.75% Series B Cumulative Term Preferred Stock(6)
March 31, 2021	—	N/A	—	N/A
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	$41,400,000	$2,373	$25.00	$25.20
March 31, 2017	41,400,000	2,356	25.00	26.00
March 31, 2016	41,400,000	2,214	25.00	24.43
March 31, 2015	41,400,000	2,301	25.00	25.38
6.50% Series C Cumulative Term Preferred Stock due 2022(7)
March 31, 2021	—	N/A	—	N/A
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	40,250,000	$2,373	$25.00	$25.33
March 31, 2017	40,250,000	2,356	25.00	25.64
March 31, 2016	40,250,000	2,214	25.00	23.92
6.25% Series D Cumulative Term Preferred Stock due 2023(8)
March 31, 2021	—	N/A	—	N/A
March 31, 2020	$57,500,000	$2,938	$25.00	$20.46
March 31, 2019	57,500,000	3,091	25.00	25.38
March 31, 2018	57,500,000	2,373	25.00	25.22
March 31, 2017	57,500,000	2,356	25.00	25.43
6.375% Series E Cumulative Term Preferred Stock due 2025(9)
March 31, 2021	$94,371,325	$2,486	$25.00	$25.44
March 31, 2020	74,750,000	2,938	25.00	19.52
March 31, 2019	74,750,000	3,091	25.00	25.55
Revolving credit facilities
March 31, 2021	$22,400,000	$3,980	—	N/A
March 31, 2020	49,200,000	9,935	—	N/A
March 31, 2019	53,000,000	9,976	—	N/A
March 31, 2018	107,000,000	5,257	—	N/A
March 31, 2017	69,700,000	6,613	—	N/A
March 31, 2016	95,000,000	4,838	—	N/A
March 31, 2015	118,800,000	2,301	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
March 31, 2014	61,250,000	2,978	—	N/A
March 31, 2013	31,000,000	2,725	—	N/A
March 31, 2012	—	N/A	—	N/A
Short-term loan
March 31, 2021	—	N/A	—	N/A
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	—	N/A	—	N/A
March 31, 2017	—	N/A	—	N/A
March 31, 2016	—	N/A	—	N/A
March 31, 2015	—	N/A	—	N/A
March 31, 2014	—	N/A	—	N/A
March 31, 2013	$58,016,000	$2,725	—	N/A
March 31, 2012	76,005,000	2,676	—	N/A
2026 Notes(10)
March 31, 2021	$127,937,500	$3,980	$25.00	$25.85
Secured borrowings(11)
March 31, 2021	$5,095,785	$3,980	—	N/A
March 31, 2020	5,095,785	9,935	—	N/A
March 31, 2019	5,095,785	9,976	—	N/A
March 31, 2018	5,095,785	5,257	—	N/A
March 31, 2017	5,095,785	6,613	—	N/A
March 31, 2016	5,095,785	4,838	—	N/A
March 31, 2015	5,095,785	2,301	—	N/A
March 31, 2014	5,000,000	2,978	—	N/A
March 31, 2013	5,000,000	2,725	—	N/A

(1)	Total amount of each class of senior securities outstanding as of the dates presented.
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
(4)

Only applicable to our Term Preferred Stock and our 2026 Notes because the other senior securities are not registered for public trading. Average market value per unit is the average of the closing price of the shares on Nasdaq during the last 10 trading days of the period.

(5)	Our Series A Term Preferred Stock was issued in March 2012 and redeemed in September 2016.
(6)	Our Series B Term Preferred Stock was issued in November 2014 and redeemed in August 2018.
(7)	Our Series C Term Preferred Stock was issued in May 2015 and redeemed in August 2018.
(8)	Our Series D Term Preferred Stock was issued in September 2016 and redeemed in March 2021.
(9)	Our Series E Term Preferred Stock was issued in August 2018.
(10)	Our 2026 Notes were issued in March 2021.
(11)

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally, in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2021, our investment portfolio was comprised of 74.4% in debt securities and 25.6% in equity securities, at cost.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the year ended March 31, 2021, we invested in one new portfolio company and exited one portfolio company. From our initial public offering in June 2005 through March 31, 2021, we invested in 53 companies, excluding investments in syndicated loans, for a total of approximately $1.4 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2021, we had unrecognized, contractual success fees of $46.2 million, or $1.39 per common share. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

From inception through March 31, 2021, we completed sales of 23 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $238.4 million in net realized gains and $31.4 million in other income upon exit, for a total increase to our net assets of $269.8 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 23 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 75.0% from March 2011 through March 31, 2021 and allowed us to declare and pay 11 supplemental distributions to common stockholders through March 31, 2021.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public offerings of registered notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to February 2024, and currently have a total commitment amount of $180.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2021, we issued our 2026 Notes for gross proceeds of $127.9 million, and sold 155,560 shares of our common stock under our at-the-market program (the “Common Stock ATM Program”) for gross proceeds of approximately $1.8 million, and 784,853 shares of our Series E Term Preferred Stock under our preferred stock at-the-market program (the “Series E ATM Program”) for gross proceeds of approximately $19.3 million. During the year ended March 31, 2020, we sold 227,004 shares of our common stock under our Common Stock ATM Program for gross proceeds of approximately $3.1 million. Additionally, we issued approximately 3.0 million shares of our Series E Term Preferred Stock for gross proceeds of $74.8 million in August 2018. Refer to “Liquidity and Capital Resources.”

Although we have been able to access the capital markets historically, market conditions, including the impact of COVID-19, may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On March 31, 2021, the closing market price of our common stock was $12.23 per share, representing a 6.2% premium to our NAV of $11.52 per share as of March 31, 2021. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then existing stockholders pursuant to a rights offering.

At our 2020 Annual Meeting of Stockholders held on August 20, 2020, our stockholders approved a proposal authorizing us, with the subsequent approval of our Board of Directors, to issue and sell shares of our common stock at a price below our then current NAV per share, provided that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale. This August 2020 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings at a price below the then current NAV per share, once in May 2017, once in March 2015, and once in October 2012. Certain sales under the previous Common Stock ATM Program in March and April of 2018 were also below the then current estimated NAV per share. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

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

As of March 31, 2021, our asset coverage ratio on our senior securities representing indebtedness was 398.0% and our asset coverage on our senior securities that are stock was 248.6%.

Investment Highlights

Investment Activity

During the fiscal year ended March 31, 2021, the following significant transactions occurred:

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

Recent Developments

Distributions and Dividends

In April 2021, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders and monthly dividends to holders of our Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series E Term Preferred Stock
April 23, 2021	April 30, 2021	$0.07		$0.13281250
May 19, 2021	May 28, 2021	0.07		0.13281250
June 8, 2021	June 17, 2021	0.06	(A)	—
June 18, 2021	June 30, 2021	0.07		0.13281250

Total for the Quarter:		$0.27		$0.39843750

(A)	Represents a supplemental distribution to common stockholders.

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month LIBOR) and, to a lesser extent, at fixed rates. Most U.S. dollar LIBOR are currently anticipated to be phased out in June 2023. LIBOR may transition to a new standard rate, SOFR, which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one-month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. We expect we will need to continue to renegotiate a limited number of loan agreements with our portfolio companies to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exists. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.

COVID-19 Impact

We continue to closely monitor and work with our portfolio companies to navigate the significant challenges created by the continuing COVID-19 pandemic, and remain focused on ensuring the safety of the Adviser’s and Administrator’s personnel and of the employees of our portfolio companies, while also managing our ongoing business activities. While we are closely monitoring all of our portfolio companies, our portfolio continues to be diverse from a geographic and industry perspective. Through proactive measures and continued diligence, the management teams of our portfolio companies continue to demonstrate their ability to respond effectively and efficiently to the challenges posed by COVID-19 and related orders imposed by state and local governments, including paused or reversed reopening orders. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2021 to the Fiscal Year Ended March 31, 2020

	For the Fiscal Years Ended March 31,
	2021	2020	$ Change	% Change
INVESTMENT INCOME
Interest income	$47,164	$49,554	$(2,390)	(4.8)%
Dividend and success fee income	9,463	12,370	(2,907)	(23.5)

Total investment income	56,627	61,924	(5,297)	(8.6)

EXPENSES
Base management fee	12,115	12,145	(30)	(0.2)
Loan servicing fee	7,082	6,859	223	3.3
Incentive fee	8,778	(2,380)	11,158	468.8
Administration fee	1,619	1,476	143	9.7
Interest and dividend expense	13,114	12,317	797	6.5
Amortization of deferred financing costs and discounts	1,750	1,492	258	17.3
Other	4,262	4,948	(686)	(13.9)

Expenses before credits from Adviser	48,720	36,857	11,863	32.2
Credits to fees from Adviser	(10,031)	(11,295)	1,264	(11.2)

Total expenses, net of credits to fees	38,689	25,562	13,127	51.4

NET INVESTMENT INCOME	17,938	36,362	(18,424)	(50.7)

REALIZED AND UNREALIZED GAIN (LOSS), NET OF TAXES
Net realized gain on investments	11,374	44,803	(33,429)	(74.6)
Taxes on deemed distribution of long-term capital gains	—	(10,260)	10,260	NM
Net realized loss on other	(782)	—	(782)	NM
Net unrealized appreciation (depreciation) of investments	13,924	(78,139)	92,063	NM

Net realized and unrealized gain (loss), net of taxes on deemed distribution of long-term capital gains	24,516	(43,596)	68,112	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$42,454	$(7,234)	$49,688	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.54	$1.11	$(0.57)	(51.4)%

Net (decrease) increase in net assets resulting from operations	1.28	(0.22)	1.50	NM

NM = Not Meaningful

Investment Income

Total investment income decreased by 8.6% for the year ended March 31, 2021 as compared to the prior year. This decrease was primarily due to a decrease in dividend and success fee income, as well as a decrease in interest income.

Interest income from our investments in debt securities decreased 4.8% for the year ended March 31, 2021, as compared to the prior year. During the year ended March 31, 2020, we received $2.1 million of past due interest upon the exit of our investment in Alloy Die Casting Co. (“ADC”). Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2021 was $398.1 million, compared to $374.3 million during the prior year. This increase was primarily due to the origination of $93.8 million of new debt investments, $86.3 million of follow-on debt investments to existing portfolio companies, and $35.0 million of loans placed back on accrual status, partially offset by the pay-off, restructuring, or write-off of $109.2 million of debt investments and $47.9 million of loans placed on non-accrual status after March 31, 2019, and their respective impact on the weighted-average principal balance when considering the timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 11.9% and 13.2% for the year ended March 31, 2021 and 2020, respectively. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

As of March 31, 2021, our loans to B+T Group Acquisition, Inc. (“B+T”), Horizon Facilities Services, Inc. (“Horizon”) and The Mountain Corporation (“The Mountain”) were on non-accrual status, with an aggregate debt cost basis of $61.1 million. As of March 31, 2020, certain of our loans B+T, The Mountain, PSI Molded, and SOG Specialty Knives & Tools, LLC (“SOG”) were on non-accrual status, with an aggregate debt cost basis of $63.5 million.

Dividend and success fee income for the year ended March 31, 2021 decreased 23.5% from the prior year. During the year ended March 31, 2021, dividend and success fee income consisted of $7.1 million of dividend income and $2.4 million of success fee income. During the year ended March 31, 2020, dividend and success fee income consisted of $9.4 million of dividend income and $2.9 million of success fee income.

As of March 31, 2021 and 2020, no single investment represented greater than 10% of our total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 51.4% for the year ended March 31, 2021, as compared to the prior year, primarily due to an increase in the capital gains-based incentive fee, interest and dividend expense, and a decrease in credits to fees from Adviser, partially offset by a decrease in the income-based incentive fee and in other expenses.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $5.0 million during the year ended March 31, 2021, compared to a reversal of the capital gains-based incentive fee of $6.7 million during the year ended March 31, 2020. The capital gains-based incentive fee and any reversal is a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased during the year ended March 31, 2021, as compared to the prior year, as the decrease in pre-incentive fee net investment income more than offset the decrease in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2021	2020
Average total assets subject to base management fee(A)	$605,750	$607,250
Multiplied by annual base management fee of 2.0%	2.0%	2.0%

Base management fee(B)	12,115	12,145
Credits to fees from Adviser—other(B)	(2,949)	(4,436)

Net base management fee	$9,166	$7,709

Loan servicing fee(B)	$7,082	$6,859
Credits to base management fee—loan servicing fee(B)	(7,082)	(6,859)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$3,746	$4,338
Incentive fee – capital gains-based(C)	5,032	(6,718)

Total incentive fee(B)	8,778	(2,380)
Credits to fees from Adviser—other(B)	—	—

Net total incentive fee	$8,778	$(2,380)

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

Interest and dividend expense increased 6.5% during the year ended March 31, 2021, as compared to the prior year, due to a higher weighted-average balance outstanding on the Credit Facility, partially offset by a decrease in the effective interest rate. The weighted-average balance outstanding on the Credit Facility during the year ended March 31, 2021 was $82.6 million, as compared to $38.4 million in the prior year. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the year ended March 31, 2021 was 4.3%, as compared to 9.4% in the prior year. This decrease in the effective interest rate on the Credit Facility was primarily a result of the decrease in unused commitment fee on the undrawn portion of the Credit Facility and a decrease in LIBOR.

Other expenses decreased 13.9% during the year ended March 31, 2021, as compared to the prior year, primarily due to a decrease in bad debt expense and tax expense.

Realized and Unrealized Gain (Loss), net of Taxes

Net Realized Gain (Loss) on Investments

During the year ended March 31, 2021, we recorded net realized gains on investments of $11.4 million, primarily related to a $14.3 million realized gain from the exit of Frontier, a $3.5 million realized gain from the recapitalization of Old World, and gains from previous exits, partially offset by an $8.5 million realized loss related to the partial write-off of a debt investment in SBS Industries. During the year ended March 31, 2020, we recorded net realized gains on investments of $44.8 million, primarily related to a $50.0 million realized gain from the exit of Nth Degree, Inc. (“Nth Degree”), a $20.4 million realized gain from the exit of ADC, and a $3.2 million realized gain from the exit of Jackrabbit Inc. (“Jackrabbit”), partially offset by a $14.5 million realized loss from the exit of B-Dry, LLC (“B-Dry”), a $13.0 million realized loss from the exit of Meridian, and a $2.7 million realized loss from the exit of Tread Corporation (“Tread”).

Taxes on Deemed Distribution of Long-Term Capital Gains

We did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders for the year ended March 31, 2021. For the year ended March 31, 2020, we elected to retain $38.0 million of long-term capital gains and to treat them as deemed distributions to common stockholders. We incurred $8.0 million of federal income taxes on behalf of common stockholders for the year ended March 31, 2020. In addition, we incurred Virginia state taxes related to the deemed distribution of $2.3 million for the year ended March 31, 2020. Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

Net Realized Gain (Loss) on Other

During the year ended March 31, 2021, we recorded a net realized loss on other of $0.8 million which primarily related to unamortized deferred issuance costs written off upon the redemption of our Series D Term Preferred Stock in March 2021. During the year ended March 31, 2020, there were no realized gains or losses on other.

Net Unrealized Appreciation (Depreciation) of Investments

During the year ended March 31, 2021, we recorded net unrealized appreciation of investments of $13.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2021 were as follows:

	Year Ended March 31, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Pioneer Square Brands, Inc.	$—	$26,410	$—	$26,410
Old World Christmas, Inc.	3,544	6,840	—	10,384
SOG Specialty Knives & Tools, LLC	—	6,364	—	6,364
Educators Resource, Inc.	—	5,631	—	5,631
Frontier Packaging, Inc.	14,321	2,534	(11,869)	4,986
Schylling, Inc.	—	3,604	—	3,604
Head Country, Inc.	—	2,974	—	2,974
Ginsey Home Solutions, Inc.	—	2,131	—	2,131
Diligent Delivery Systems	—	1,877	—	1,877
ImageWorks Display and Marketing Group, Inc.	—	1,554	—	1,554
Horizon Facilities Services, Inc.	—	963	—	963
Cambridge Sound Management, Inc.	739	—	—	739
Alloy Die Casting Co.	576	—	—	576
Mason West, LLC	—	(1,432)	—	(1,432)
Galaxy Tool Holding Corporation	—	(1,528)	—	(1,528)
PSI Molded Plastics, Inc.	—	(1,752)	—	(1,752)
The Maids International, LLC	—	(1,779)	—	(1,779)
The Mountain Corporation	—	(1,986)	—	(1,986)
Nth Degree Investment Group, LLC	113	(3,649)	—	(3,536)
D.P.M.S., Inc.	—	(5,045)	—	(5,045)
SBS Industries Holdings, Inc.	(8,470)	2,463	—	(6,007)
Brunswick Bowling Products, Inc.	—	(20,542)	—	(20,542)
Other, net (<$1.0 million, net )	551	172	(11)	712

Total	$11,374	$25,804	$(11,880)	$25,298

The primary drivers of net unrealized appreciation of investments of $13.9 million for the year ended March 31, 2021 were increased performance of certain of our portfolio companies and an increase in comparable multiples used to estimate the fair value of a majority of our portfolio companies, partially offset by the reversal of previously recorded unrealized appreciation upon the exit of one of our investments and a decrease in performance of certain of our other portfolio companies. The decrease in the performance of a limited number of our portfolio companies was driven by the continued impact COVID-19 has had or is expected to have on those portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, shutdowns, demand for products, and general economic outlook.

During the year ended March 31, 2020, we recorded net unrealized depreciation of investments of $78.1 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2020 were as follows:

	Year Ended March 31, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Alloy Die Casting Co.	$20,355	$8,823	$(12,635)	$16,543
Galaxy Tool Holding Corporation	—	12,849	—	12,849
Nth Degree Investment Group, LLC	49,975	1,978	(40,847)	11,106
Counsel Press, Inc.	—	3,874	—	3,874
D.P.M.S., Inc.	—	3,681	—	3,681
Old World Christmas, Inc.	—	3,679	—	3,679
Tread Corporation	(2,726)	—	3,380	654
Drew Foam Companies, Inc.	565	—	—	565
B-Dry, LLC	(14,452)	—	14,699	247
The Maids International, LLC	—	(1,301)	—	(1,301)
Jackrabbit, Inc.	3,198	—	(4,547)	(1,349)
B+T Group Acquisition, Inc.	—	(1,534)	—	(1,534)
Frontier Packaging, Inc.		(1,649)	—	(1,649)
PSI Molded Plastics, Inc.	—	(1,904)	—	(1,904)
Diligent Delivery Systems	—	(2,192)	—	(2,192)
The Mountain Corporation	—	(2,597)	—	(2,597)
Pioneer Square Brands, Inc.	—	(3,200)	—	(3,200)
SOG Specialty Knives & Tools, LLC	—	(3,449)	—	(3,449)
Brunswick Bowling Products, Inc.	—	(3,900)	—	(3,900)
Educators Resource, Inc.	—	(4,460)	—	(4,460)
Edge Adhesives Holdings, Inc.	—	(4,741)	—	(4,741)
Meridian Rack & Pinion, Inc.	(13,040)	(5,796)	13,041	(5,795)
Horizon Facilities Services, Inc.	—	(7,381)	—	(7,381)
SBS Industries Holdings, Inc.	—	(8,948)	—	(8,948)
Ginsey Home Solutions, Inc.	—	(9,426)	—	(9,426)
J.R. Hobbs Co.—Atlanta, LLC	—	(22,822)	—	(22,822)
Other, net (<$1.0 million, net )	928	(684)	(130)	114

Total	$44,803	$(51,100)	$(27,039)	$(33,336)

The primary drivers of net unrealized depreciation of investments of $78.1 million for the year ended March 31, 2020 were decreased performance of certain of our portfolio companies, a decrease in comparable multiples used to estimate the fair value of a majority of our portfolio companies, and the reversal of previously recorded unrealized appreciation of certain investments upon their exit, partially offset by the reversal of previously recorded unrealized depreciation upon the exit of certain of our investments and an increase in performance of certain of our other portfolio companies. In part, the decrease in multiples used to estimate the fair value, and to a lesser extent the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, shutdowns, demand for products, and general economic outlook.

Across our entire investment portfolio, we recorded $14.5 million of net unrealized appreciation on our equity investments and $0.6 million of net unrealized depreciation on our debt investments for the year ended March 31, 2021. At March 31, 2021, the fair value of our investment portfolio was less than our cost basis by $29.7 million, as compared to March 31, 2020, when the fair value of our investment portfolio was less than our cost basis by $43.7 million, representing net unrealized appreciation of $13.9 million for the year ended March 31, 2021. Our entire portfolio was fair valued at 95.5% of cost as of March 31, 2021.

The comparison of the fiscal year ended March 31, 2020 to the fiscal year ended March 31, 2019 can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash inflows from operating activities are primarily generated from cash collections of interest and other income from our portfolio companies, as well as from cash proceeds received from repayments of debt investments and from sales of equity investments. These cash collections are principally used to fund new investments, pay distributions to our common stockholders, make interest payments on the Credit Facility and the 2026 Notes, make dividend payments on our mandatorily redeemable preferred stock, pay management and incentive fees to the Adviser, and for other operating expenses. We may also use cash inflows from operating activities to repay outstanding borrowings under the Credit Facility.

Net cash used in operating activities for the year ended March 31, 2021 was $29.7 million, as compared to net cash provided by operating activities of $35.3 million for the year ended March 31, 2020. This change was primarily due to decreases in principal repayments of investments and net proceeds from the sale of investments and a decline in Other liabilities, principally due to $13.3 million of tax payments made related to prior year deemed distributions, partially offset by a decline in purchases of investments, and an increase in Fees due to Adviser related to the prior year payment of $8.1 million of capital gains-based incentive fees that were contractually due period over period. Purchases of investments totaled $95.3 million during the year ended March 31, 2021, compared to $145.4 million during the year ended March 31, 2020. Repayments and net proceeds from the sale of investments totaled $51.8 million during the year ended March 31, 2021, compared to $169.9 million during the year ended March 31, 2020.

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

As of March 31, 2021, we had equity investments in, or loans to, 28 companies with an aggregate cost basis of $663.6 million. As of March 31, 2020, we had equity investments in, or loans to, 28 companies with an aggregate cost basis of $609.6 million. The following table summarizes our total portfolio investment activity for the years ended March 31, 2021 and 2020:

	Years Ended March 31,
	2021	2020
Beginning investment portfolio, at fair value	$565,924	$624,172
New investments	46,902	79,080
Disbursements to existing portfolio companies	48,370	66,369
Unscheduled principal repayments	(20,734)	(79,997)
Net proceeds from sales of investments	(29,689)	(89,184)
Net realized gain on investments	9,114	43,605
Net unrealized appreciation (depreciation) of investments	25,805	(51,100)
Reversal of net unrealized appreciation of investments	(11,881)	(27,039)
Amortization of premiums, discounts, and acquisition costs, net	18	18

Ending investment portfolio, at fair value	$633,829	$565,924

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2021:

		Amount
For the fiscal years ending March 31:	2022	$38,670
	2023	119,200
	2024	118,350
	2025	165,278
	2026	52,250
	Thereafter	—

	Total contractual repayments	$493,748
	Adjustments to cost basis of debt investments	(30)
	Investments in equity securities	169,845

	Total cost basis of investments held as of March 31, 2021:	$663,563

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2021 was $28.1 million, which was primarily a result of $127.9 million in gross proceeds from the issuance of our 2026 Notes, $19.3 million of gross proceeds from the issuance of mandatorily redeemable preferred stock under the Series E ATM program, and $1.8 million of gross proceeds from the issuance of common stock under the Common Stock ATM Program, partially offset by the redemption of our Series D Term Preferred Stock of $57.5 million, $30.9 million in distributions to common stockholders, $26.8 million of net repayments on our Credit Facility, and $5.7 million of deferred financing and offering costs.

Net cash used in financing activities for the year ended March 31, 2020 was $34.9 million, which was primarily a result of $33.9 million in distributions to common stockholders and $3.8 million of net repayments on our Credit Facility, partially offset by $3.1 million of net proceeds from the issuance of common stock under the Common Stock ATM Program.

Net cash used in financing activities for the year ended March 31, 2019 was $94.0 million, which was primarily a result of the redemption of our Series B Term Preferred Stock and Series C Term Preferred Stock of $81.7 million, $54.0 million of net repayments on the Credit Facility, and $30.5 million in distributions to common stockholders, partially offset by $72.1 million of net proceeds from the issuance of our Series E Term Preferred Stock and $1.8 million of net proceeds from the issuance of common stock under the Common Stock ATM Program.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.07 per common share and a supplemental distribution of $0.09 per common share in June 2020. See also “Recent Developments—Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in April 2021.

For each of the fiscal years ended March 31, 2021 and 2020, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $16.1 million and $17.9 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for each of the fiscal years ended March 31, 2021 and 2020, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $8.5 million and $5.3 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2021, we recorded $2.0 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income. For the year ended March 31, 2020, we recorded $6.5 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Underdistributed net investment income and Accumulated net realized gain in excess of distributions.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.13020833 per share to holders of our Series D Term Preferred Stock per month for April 2020 through February 2021 and $0.008680555 per share of our Series D Term Preferred Stock for the period from March 1, 2021 up to, but excluding, the redemption date of March 3, 2021, and (ii) $0.1328125 per share to holders of our Series E Term Preferred Stock for each of the twelve months from April 2020 through March 2021. In accordance with GAAP, we treat these monthly dividends as an operating expense. See also “Recent Developments—Distributions and Dividends” for a discussion of dividends to preferred stockholders declared by our Board of Directors in April 2021.

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

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2021, we had the ability to issue up to $147.5 million in securities under the registration statement.

Equity

Common Stock

In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each, a “Common Stock ATM Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Common Stock Sales Agents, up to an aggregate offering price of $35.0 million in the Common Stock ATM Program. As of March 31, 2021, we had remaining capacity to sell up to $30.1 million of common stock under the Common Stock ATM Program.

During the year ended March 31, 2021, we sold 155,560 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share.

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

During the year ended March 31, 2019, we sold 168,824 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then-current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding. In aggregate, the sales during the year ended March 31, 2019 were above our then-current estimated NAV per share.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On March 31, 2021, the closing market price of our common stock was $12.23 per share, representing a 6.2% premium to our NAV per share of $11.52 as of March 31, 2021.

At our 2020 Annual Meeting of Stockholders held on August 20, 2020, our stockholders approved a proposal authorizing us with the subsequent approval of our Board of Directors, to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then-outstanding common stock immediately prior to each such sale. At our 2021 Annual Meeting of Stockholders, scheduled to take place in August 2021, we intend to ask our stockholders to vote in favor of a similar proposal so that it may be in effect for another year.

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

Our Series E Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.375% per year, payable monthly (which equates to $6.0 million per year). We are required to redeem all outstanding shares of our Series E Term Preferred Stock on August 31, 2025, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series E Term Preferred Stock, and (2) if we fail to maintain asset coverage as required by Sections 18 and 61 of the 1940 Act (which is currently 150%) and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series E Term Preferred Stock or otherwise cure the asset coverage redemption trigger (we may also redeem additional securities to cause asset coverage to be up to 200%). We may also voluntarily redeem all or a portion of our Series E Term Preferred Stock at our sole option at the redemption price at any time.

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

In May 2020, we entered into sales agreements with Wedbush Securities, Inc. and Virtu Americas LLC (each a “Series E ATM Sales Agent”), under which we have the ability to issue and sell shares of our Series E Term Preferred Stock, from time to time, through the Series E ATM Sales Agents, up to $50.0 million aggregate liquidation preference in the Series E ATM Program. As of March 31, 2021, we had remaining capacity to sell up to $30.4 million of our Series E Term Preferred Stock under the Series E ATM Program.

During the year ended March 31, 2021, we sold 784,853 shares of our Series E Term Preferred Stock under the Series E ATM Program with an aggregate liquidation preference of $19.6 million. The weighted-average gross price per share net of discounts was $24.56 and resulted in gross proceeds of approximately $19.3 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $19.1 million.

In March 2021, we used a portion of the proceeds from the issuance of our 2026 Notes, to voluntarily redeem all outstanding shares of our Series D Term Preferred Stock, which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption, we incurred a loss on extinguishment of debt of $0.8 million, which was recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

Our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series E Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series E Term Preferred Stock) as of March 31, 2021 was 248.6%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Line of Credit

On March 8, 2021, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 6 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of March 31, 2021, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of March 8, 2021, subject to approval by all lenders. Additionally, as part of this amendment, the COVID-19 Relief Period (described below) was extended to September 30, 2021. We incurred fees of approximately $1.0 million in connection with this amendment.

On August 10, 2020, we, through Business Investment, entered into Amendment No. 5 to the Credit Facility. Among other things, Amendment No. 5 amended the Credit Facility to (i) add LIBOR replacement language; (ii) implement a 0.5% LIBOR floor; (iii) reduce the facility size from $200.0 million to $180.0 million, which may be expanded to $300.0 million through additional commitments; and (iv) provide certain other changes to existing terms and covenants. In addition, Amendment No. 5 provided for certain temporary changes during the COVID-19 Relief Period (August 10, 2020 until March 31, 2021, which may be extended, subject to certain conditions) including: (i) amending the definition of “Effective Advance Rate,” provided that during such period the overall effective advance rate does not exceed 55%; and (ii) removing or changing certain “Excess Concentration Limits” (as defined in the Credit Facility).

Advances under the Credit Facility generally bear interest at 30-day LIBOR, subject to a floor of 0.5%, plus 2.85% per annum until February 29, 2024, with the margin then increasing to 3.10% for the period from February 29, 2024 to February 28, 2025, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $266.2 million as of March 31, 2021, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2021, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $597.1 million, asset coverage on our senior securities representing indebtedness of 398.0%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2021, we had availability, after adjustments for various constraints based on collateral quality, of $157.6 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

Notes Payable

In March 2021, we completed a public offering of the 2026 Notes with an aggregate principal amount of $127.9 million, which resulted in net proceeds of approximately $123.8 million after deducting underwriting discounts, commissions and offering costs borne by us. The 2026 Notes are traded under the ticker symbol “GAINN” on Nasdaq. The 2026 Notes will mature on May 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 1, 2023. The 2026 Notes bear interest at a rate of 5.00% per year (which equates to $6.4 million per year), payable quarterly in arrears.

The indenture relating to the 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2026 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The 2026 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $4.1 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 1, 2026, the maturity date.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2021 and 2020, we had unrecognized, contractual off-balance sheet success fee receivables of $46.2 million and $37.6 million (or approximately $1.39 and $1.14 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of March 31, 2021 to be immaterial.

As of March 31, 2021, we have also extended a guaranty on behalf of one of our portfolio companies, CCE, whereby we have guaranteed $1.0 million of CCE’s obligations. As of March 31, 2021, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of March 31, 2021, at cost/liquidation preference:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$22,400	$—	$—	$22,400	$—
Notes payable	127,938	—	—	—	127,938
Mandatorily redeemable preferred stock	94,371	—	—	94,371	—
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	72,049	15,133	30,274	26,109	533

Total	$321,854	$15,133	$30,274	$147,976	$128,471

(A)	Excludes unused line of credit and delayed draw term loan commitments and guaranties to our portfolio companies in the aggregate principal amount of $4.0 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility, 2026 Notes, and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2021. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2—Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report. Additionally, refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

The following table reflects risk ratings for all loans in our portfolio as of March 31, 2021 and 2020:

	As of March 31,
Rating	2021	2020
Highest	9.0	9.0
Average	6.2	6.5
Weighted-average	6.6	6.9
Lowest	4.0	4.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a RIC, we generally are not subject to U.S. federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Our policy generally is to make distributions to our stockholders in an amount up to 100% of Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. See “Business — Material U.S. Federal Income Tax Considerations” and “ — Liquidity and Capital Resources — Distributions and Dividends to Stockholders.”

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2021 and 2020.

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

The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rates at which we borrow funds, such as under the Credit Facility (which is variable), our 2026 Notes (which is fixed), and our mandatorily redeemable preferred stock (which are fixed), and the rates at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and approximately up to 10% at fixed rates. As of March 31, 2021 and 2020, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

	2021	2020
Rates:
Variable rates with a floor	97.7%	97.5%
Fixed rates	2.3	2.5

Total	100.0%	100.0%

We had outstanding borrowings under the Credit Facility of $22.4 million and $49.2 million as of March 31, 2021 and 2020, respectively. Our 2026 Notes had an outstanding principal balance of $127.9 million as of March 31, 2021. Our mandatorily redeemable preferred stock had an outstanding aggregate liquidation preference of $94.4 million and $132.3 million as of March 31, 2021 and 2020, respectively.

Advances under the Credit Facility generally bear interest at 30-day LIBOR, subject to a floor of 0.5%, plus 2.85% per annum until February 29, 2024, with the margin then increasing to 3.10% for the period from February 29, 2024 to February 28, 2025, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount.

To illustrate the potential impact of changes in interest rates, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2021 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change(A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$5,385	$593	$4,792
Up 200 basis points	1,511	366	1,145
Up 100 basis points	57	139	(82)
Down 11 basis points	—	—	—

(A)

As of March 31, 2021, our effective average LIBOR was 0.11%; therefore, the largest decrease in basis points that could occur was 11 basis points. As this decrease is below the LIBOR floors of our loan portfolio and our Credit Facility as of March 31, 2021, such decrease would not impact the categories listed above.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2021.

May 11, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gladstone Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Investment Corporation and its subsidiaries (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended March 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) as of March 31, 2021 and 2020 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of March 31, 2019, 2018, 2017, 2016, 2015, 2014, 2013, and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended March 31, 2018, 2017, 2016, 2015, 2014, 2013, and 2012 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the ten years in the period ended March 31, 2021, appearing on pages 56-59 under Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of March 31, 2021 and 2020 by correspondence with the custodians, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Investments

As described in Notes 2 and 3 to the consolidated financial statements, the Company held $633.7 million of total level 3 investments at fair value as of March 31, 2021. Management uses significant unobservable inputs in estimating the fair value of its level 3 investments, including (i) with respect to investments valued using a total enterprise value, portfolio company earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, revenue and revenue multiples, or a discounted cash flow analysis using estimated risk-adjusted discount rates; (ii) with respect to investments valued using a yield analysis, a modified discount rate; and (iii) with respect to investments valued using market quotations for which a limited market exists, the lower indicative bid price in the bid-to-ask price range.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments is a critical audit matter are (i) the significant judgment by management to determine the fair value of these level 3 investments using a total enterprise value or yield analysis due to the use of significant unobservable inputs, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the EBITDA and EBITDA multiples and revenue and revenue multiples used in a total enterprise value and the modified discount rate used in a yield analysis, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, either (i) testing management’s process for determining the fair value estimate, including testing the completeness and accuracy of data provided by management, evaluating the appropriateness of management’s valuation methods, and evaluating the reasonableness of the EBITDA and EBITDA multiples and revenue and revenue multiples used in a total enterprise value and the modified discount rate used in a yield analysis by considering current and past performance of the investment, consistency of the unobservable inputs with external market data and evidence obtained in other areas of the audit, and management’s historical forecasting accuracy, or (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value estimate for certain level 3 investments and comparison of management’s estimate to the independently developed estimate. Developing an independent fair value estimate involved testing the completeness and accuracy of data provided by management and independently developing significant unobservable inputs related to the EBITDA and EBITDA multiples or revenue and revenue multiples for those investments valued using a total enterprise value.

/s/ PricewaterhouseCoopers LLP

Arlington, Virginia

May 11, 2021

We have served as the Company’s auditor since 2005.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2021	2020
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $297,400 and $276,589, respectively)	$298,222	$292,129
Affiliate investments (Cost of $341,651 and $311,481, respectively)	307,977	247,637
Control investments (Cost of $24,512 and $21,512, respectively)	27,630	26,158
Cash and cash equivalents	2,062	2,778
Restricted cash and cash equivalents	336	1,282
Interest receivable	3,369	3,429
Due from administrative agent	1,164	771
Deferred financing costs, net	1,359	991
Other assets, net	1,612	1,202

TOTAL ASSETS	$643,731	$576,377

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $22,400 and $49,200, respectively)	$22,400	$49,200
Notes payable, net	123,883	—
Secured borrowing	5,096	5,096

Total borrowings	151,379	54,296
Mandatorily redeemable preferred stock, $0.001 par value per share, $25.00 liquidation preference per share; 5,990,000 and 6,500,000 shares authorized; 3,774,853 and 5,290,000 shares issued and outstanding, respectively, net	92,209	129,160
Accounts payable and accrued expenses	563	1,084
Interest payable	591	138
Fees due to Adviser(A)	15,664	7,178
Fee due to Administrator(A)	577	582
Other liabilities	384	14,908

TOTAL LIABILITIES	261,367	207,346

Commitments and contingencies(B)
NET ASSETS	$382,364	$369,031

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 33,205,023 and 33,049,463 shares issued and outstanding, respectively	$33	$33
Capital in excess of par value	400,796	401,023
Cumulative net unrealized depreciation of investments	(29,734)	(43,658)
Underdistributed net investment income	2,592	6,370
Accumulated net realized gain in excess of distributions	8,677	5,263

Total distributable earnings	(18,465)	(32,025)

TOTAL NET ASSETS	$382,364	$369,031

NET ASSET VALUE PER SHARE	$11.52	$11.17

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2021	2020	2019
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$26,031	$26,744	$23,977
Affiliate investments	20,208	21,894	24,767
Control investments	920	848	848
Cash and cash equivalents	5	68	40

Total interest income	47,164	49,554	49,632
Dividend income:
Non-Control/Non-Affiliate investments	910	6,351	4,337
Affiliate investments	6,165	3,080	(401)

Total dividend income	7,075	9,431	3,936
Success fee income:
Non-Control/Non-Affiliate investments	871	818	2,099
Affiliate investments	1,517	2,121	1,996
Control investments	—	—	2,000

Total success fee income	2,388	2,939	6,095

Total investment income	56,627	61,924	59,663

EXPENSES
Base management fee(A)	12,115	12,145	12,752
Loan servicing fee(A)	7,082	6,859	6,827
Incentive fee(A)	8,778	(2,380)	22,254
Administration fee(A)	1,619	1,476	1,312
Interest expense on borrowings	4,440	3,958	6,147
Dividends on mandatorily redeemable preferred stock	8,674	8,359	8,747
Amortization of deferred financing costs and discounts	1,750	1,492	1,610
Professional fees	1,935	1,881	1,272
Other general and administrative expenses	2,327	3,067	3,537

Expenses before credits from Adviser	48,720	36,857	64,458

Credits to base management fee – loan servicing fee(A)	(7,082)	(6,859)	(6,827)
Credits to fees from Adviser—other(A)	(2,949)	(4,436)	(5,509)

Total expenses, net of credits to fees	38,689	25,562	52,122

NET INVESTMENT INCOME	$17,938	$36,362	$7,541

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2021	2020	2019
REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$6,401	$36,991	$12,815
Affiliate investments	4,973	7,812	55,741
Other	(782)	—	(1,687)

Total net realized gain	10,592	44,803	66,869

Taxes on deemed distribution of long-term capital gains	—	(10,260)	(13,500)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(14,718)	(44,208)	32,537
Affiliate investments	30,170	(46,781)	(13,209)
Control investments	(1,528)	12,850	852
Other	—	—	500

Total net unrealized appreciation (depreciation)	13,924	(78,139)	20,680

Net realized and unrealized gain (loss), net of taxes on deemed distribution of long-term capital gains	24,516	(43,596)	74,049

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$42,454	$(7,234)	$81,590

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.54	$1.11	$0.23

Net increase (decrease) in net assets resulting from operations	$1.28	$(0.22)	$2.49

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,176,760	32,865,840	32,807,597

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

	Year Ended March 31,
	2021	2020	2019
NET ASSETS, BEGINNING OF YEAR	$369,031	$407,110	$354,200
OPERATIONS
Net investment income	$17,938	$36,362	$7,541
Net realized gain on investments	11,374	44,803	68,556
Taxes on deemed distributions of long-term capital gains	—	(10,260)	(13,500)
Net realized loss on other	(782)	—	(1,687)
Net unrealized appreciation (depreciation) of investments	13,924	(78,139)	20,180
Net unrealized depreciation of other	—	—	500

Net increase (decrease) in net assets from operations	42,454	(7,234)	81,590

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.83, $0.75, and $0.69 per share, respectively)	(27,407)	(24,790)	(22,670)
Distributions to common stockholders from realized gains ($0.10, $0.28, and $0.24 per share, respectively)	(3,451)	(9,130)	(7,846)

Net decrease in net assets from distributions	(30,858)	(33,920)	(30,516)

CAPITAL ACTIVITY
Issuance of common stock	1,772	3,131	1,873
Discounts, commissions, and offering costs for issuance of common stock	(35)	(56)	(37)

Net increase in net assets from capital activity	1,737	3,075	1,836

TOTAL INCREASE (DECREASE) IN NET ASSETS	13,333	(38,079)	52,910

NET ASSETS, END OF YEAR(A)	$382,364	$369,031	$407,110

(A)	Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended March 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$42,454	$(7,234)	$81,590
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(95,272)	(145,449)	(91,936)
Principal repayments of investments	20,734	79,997	45,214
Net proceeds from the sale of investments	31,047	89,943	109,437
Net realized gain on investments	(11,374)	(44,803)	(68,058)
Net realized loss on other	782	—	1,670
Net unrealized (appreciation) depreciation of investments	(13,924)	78,139	(20,180)
Net unrealized depreciation of other	—	—	(500)
Amortization of premiums, discounts, and acquisition costs, net	(18)	(18)	(18)
Amortization of deferred financing costs and discounts	1,750	1,492	1,610
Bad debt expense, net of recoveries	88	433	1,668
Changes in assets and liabilities:
Decrease (increase) in interest receivable	16	(621)	(287)
(Increase) decrease in due from administrative agent	(393)	514	1,039
Increase in other assets, net	(19)	—	(558)
(Decrease) increase in accounts payable and accrued expenses	(521)	376	151
Increase (decrease) in interest payable	453	(46)	(175)
Increase (decrease) in fees due to Adviser(A)	8,442	(17,546)	18,053
(Decrease) increase in fee due to Administrator(A)	(5)	238	27
(Decrease) increase in other liabilities	(13,972)	(106)	14,868

Net cash (used in) provided by operating activities	(29,732)	35,309	93,615

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,772	3,131	1,873
Discounts, commissions, and offering costs for issuance of common stock	(31)	(56)	(28)
Proceeds from line of credit	125,900	188,300	205,500
Repayments on line of credit	(152,700)	(192,100)	(259,500)
Proceeds from issuance of notes payable	127,938	—	—
Proceeds from issuance of mandatorily redeemable preferred stock	19,276	—	74,750
Redemption of mandatorily redeemable preferred stock	(57,500)	—	(81,650)
Deferred financing and offering costs	(5,727)	(209)	(4,406)
Distributions paid to common stockholders	(30,858)	(33,920)	(30,516)

Net cash provided by (used in) financing activities	28,070	(34,854)	(93,977)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(1,662)	455	(362)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	4,060	3,605	3,967

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$2,398	$4,060	$3,605

CASH PAID FOR INTEREST	$3,169	$2,362	$5,665

NON-CASH ACTIVITIES(B)	$—	$—	$20,099

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

(B)	2019: Significant non-cash operating activities consisted principally of the following transactions:

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N)—77.9%
Secured First Lien Debt—48.9%
Diversified/Conglomerate Manufacturing—1.1%
Phoenix Door Systems, Inc.—Line of Credit, $0 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2022)(L)	$1,150	$1,150	$1,150
Phoenix Door Systems, Inc.—Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(L)	3,200	3,200	3,200

		4,350	4,350
Diversified/Conglomerate Services—30.6%
Bassett Creek Services, Inc.—Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(K)	37,500	37,500	36,656
Counsel Press, Inc.—Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(L)	21,100	21,100	21,100
Counsel Press, Inc.—Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(L)	6,400	6,400	6,400
Horizon Facilities Services, Inc.—Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(G)(L)	27,700	27,700	27,700
Mason West, LLC—Line of Credit, $3,000 available (L+8.0%, 10.0% Cash, Due 7/2021)(L)	—	—	—
Mason West, LLC—Term Debt (L+10.0%, 12.5% Cash, Due 7/2025)(L)	25,250	25,250	25,250

		117,950	117,106
Healthcare, Education, and Childcare—5.2%
Educators Resource, Inc.—Term Debt (L+10.5%, 13.0% Cash, Due 11/2023)(L)	20,000	20,000	20,000
Home and Office Furnishings, Housewares, and Durable Consumer Products—6.4%
Brunswick Bowling Products, Inc.—Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Brunswick Bowling Products, Inc.—Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	6,850	6,850	6,850

		24,550	24,550
Leisure, Amusement, Motion Pictures, and Entertainment —5.6%
Schylling, Inc.—Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc.—Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	8,500	8,500	8,500

		21,581	21,581

Total Secured First Lien Debt		$188,431	$187,587

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt—11.0%
Automobile—1.0%
Country Club Enterprises, LLC—Term Debt (L+8.0%, 10.0% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,890
Country Club Enterprises, LLC—Guaranty ($1,000)(T)	—	—	—

		4,000	3,890
Cargo Transport—3.4%
Diligent Delivery Systems—Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(Q)	13,000	12,970	13,000
Home and Office Furnishings, Housewares, and Durable Consumer Products—3.5%
Ginsey Home Solutions, Inc.—Term Debt (L+10.0%, 13.5% Cash, Due 1/2025)(H)(L)	13,300	13,300	13,300
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)—3.1%
SBS Industries Holdings, Inc.—Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(L)	11,736	11,736	11,736

Total Secured Second Lien Debt		$42,006	$41,926

Preferred Equity—17.3%
Diversified/Conglomerate Services—9.2%
Bassett Creek Services, Inc.—Preferred Stock(C)(L)	4,900	$4,900	$—
Counsel Press, Inc.—Preferred Stock(C)(L)	6,995	6,995	21,348
Horizon Facilities Services, Inc.—Preferred Stock(C)(L)	10,080	10,080	3,663
Mason West, LLC—Preferred Stock(C)(L)	11,206	11,206	9,774

		33,181	34,785
Healthcare, Education, and Childcare—2.9%
Educators Resource, Inc.—Preferred Stock(C)(L)	8,560	8,560	11,194
Home and Office Furnishings, Housewares, and Durable Consumer Products—2.5%
Brunswick Bowling Products, Inc.—Preferred Stock(C)(L)	6,653	6,653	1,015
Ginsey Home Solutions, Inc.—Preferred Stock(C)(L)	19,280	9,583	8,550

		16,236	9,565
Leisure, Amusement, Motion Pictures, and Entertainment —2.1%
Schylling, Inc.—Preferred Stock(C)(L)	4,000	4,000	7,936
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)—0.6%
SBS Industries Holdings, Inc.—Preferred Stock(C)(L)	27,705	2,771	2,463

Total Preferred Equity		$64,748	$65,943

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Common Equity/Equivalents—0.7%
Cargo Transport—0.6%
Diligent Delivery Systems—Common Stock Warrants(C)(Q)	8%	$500	$2,211
Diversified/Conglomerate Manufacturing—0.1%
Phoenix Door Systems, Inc.—Common Stock(C)(L)	3,195	1,452	460
Home and Office Furnishings, Housewares, and Durable Consumer Products—0.0%
Ginsey Home Solutions, Inc.—Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)—0.0%
SBS Industries Holdings, Inc.—Common Stock(C)(L)	221,500	222	—
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.0%
Funko Acquisition Holdings, LLC(M)—Common Units(C)(S)	7,178	33	95

Total Common Equity/Equivalents		$2,215	$2,766

Total Non-Control/Non-Affiliate Investments		$297,400	$298,222

AFFILIATE INVESTMENTS(O)—80.9%
Secured First Lien Debt—47.6%
Beverage, Food, and Tobacco—2.4%
Head Country, Inc.—Term Debt (L+10.5%, 12.5% Cash, Due 2/2023)(L)	$9,050	$9,050	$9,050
Chemicals, Plastics, and Rubber—6.0%
PSI Molded Plastics, Inc.—Term Debt (L+5.5%, 7.0% Cash, Due 1/2024)(L)	26,618	26,618	22,985
Diversified/Conglomerate Manufacturing—5.4%
D.P.M.S., Inc.—Line of Credit, $0 available (L+6.5%, 9.0% Cash (0.5% Unused Fee), Due 10/2023)(L)	1,500	1,500	1,500
D.P.M.S., Inc.—Term Debt (10.0% Cash, Due 10/2023)(I)(L)	10,796	10,796	5,751
Edge Adhesives Holdings, Inc.(M)—Line of Credit, $0 available (L+8.0%, 10.0% Cash, Due 9/2021)(K)	1,020	1,020	1,005
Edge Adhesives Holdings, Inc.(M)—Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)(K)	9,300	9,300	9,161
Edge Adhesives Holdings, Inc.(M)—Term Debt (L+11.8%, 13.8% Cash, Due 2/2022)(K)	3,000	3,000	2,955

		25,616	20,372
Diversified/Conglomerate Services—13.3%
ImageWorks Display and Marketing Group, Inc.—Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
The Maids International, LLC—Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(L)	28,560	28,560	28,560

		50,560	50,560

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Home and Office Furnishings, Housewares, and Durable Consumer Products—7.1%
Old World Christmas, Inc.—Secured First Lien Term Loan (L+9.5%, 11.0% Cash, Due 12/2025)(L)	27,000	27,000	27,000
Leisure, Amusement, Motion Pictures, and Entertainment—2.3%
SOG Specialty Knives & Tools, LLC—Term Debt (Due 12/2023)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC—Term Debt (L+4.0%, 6.0% Cash, Due 12/2023)(L)	8,399	8,399	8,399

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only)—7.0%
The Mountain Corporation—Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 4/2021)(G)(L)	3,400	3,400	3,400
Pioneer Square Brands, Inc.—Term Debt (L+12.0%, 13.0% Cash, Due 8/2022)(Q)	23,100	23,100	23,215

		26,500	26,615
Telecommunications—4.1%
B+T Group Acquisition, Inc.(M)—Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	2,800	2,800	2,597
B+T Group Acquisition, Inc.(M)—Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	14,000	14,000	12,985

		16,800	15,582

Total Secured First Lien Debt		$191,081	$181,101

Secured Second Lien Debt—12.6%
Diversified/Conglomerate Services—12.0%
J.R. Hobbs Co.—Atlanta, LLC—Line of Credit, $0 available (L+6.0%, 8.0% Cash, Due 10/2024)(K)	$10,000	$10,000	$9,975
J.R. Hobbs Co.—Atlanta, LLC—Term Debt (L+10.3%, 11.8% Cash, Due 10/2024)(K)	36,000	36,000	35,910

		46,000	45,885
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.6%
The Mountain Corporation—Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	1,849
The Mountain Corporation—Delayed Draw Term Debt, $0 available (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	1,500	1,500	237

		13,200	2,086

Total Secured Second Lien Debt		$59,200	$47,971

Preferred Equity—20.7%
Beverage, Food, and Tobacco—1.7%
Head Country, Inc.—Preferred Stock(C)(L)	4,000	$4,000	$6,469

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Chemicals, Plastics, and Rubber—0.0%
PSI Molded Plastics, Inc.—Preferred Stock(C)(L)	158,598	19,730	—
Diversified/Conglomerate Manufacturing — 0.0%
Channel Technologies Group, LLC—Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M)—Preferred Stock(C)(L)	8,199	8,199	—

		10,040	—
Diversified/Conglomerate Services—3.5%
ImageWorks Display and Marketing Group, Inc.—Preferred Stock(C)(L)	67,490	6,749	9,819
J.R. Hobbs Co.—Atlanta, LLC—Preferred Stock(C)(L)	10,920	10,920	—
The Maids International, LLC—Preferred Stock(C)(L)	6,640	6,640	3,560

		24,309	13,379
Home and Office Furnishings, Housewares, and Durable Consumer Products—5.3%
Old World Christmas, Inc.—Preferred Stock(C)(L)	6,180	—	20,248
Leisure, Amusement, Motion Pictures, and Entertainment—1.8%
SOG Specialty Knives & Tools, LLC—Preferred Stock(C)(L)	14,949	14,949	6,754
Personal and Non-Durable Consumer Products (Manufacturing Only)—8.4%
The Mountain Corporation—Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc.—Preferred Stock(C)(Q)	5,502	5,500	32,055

		12,399	32,055
Telecommunications—0.0%
B+T Group Acquisition, Inc.(M)—Preferred Stock(C)(L)	14,304	4,722	—

Total Preferred Equity		$90,149	$78,905

Common Equity/Equivalents—0.0%
Diversified/Conglomerate Manufacturing—0.0%
Channel Technologies Group, LLC—Common Stock(C)(L)	2,319,184	$—	$—
D.P.M.S., Inc.—Common Stock(C)(L)	627	1	—

		1	—
Diversified/Conglomerate Services—0.0%
Nth Degree Investment Group, LLC—Common Stock(C)(L)	14,360,000	1,219	—
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.0%
The Mountain Corporation—Common Stock(C)(L)	751	1	—
Telecommunications—0.0%
B+T Group Acquisition, Inc.(M)—Common Stock Warrant(C)(L)	3.5%	—	—

Total Common Equity/Equivalents		$1,221	$—

Total Affiliate Investments		$341,651	$307,977

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
CONTROL INVESTMENTS(P)—7.2%:
Secured Second Lien Debt—3.4%
Aerospace and Defense—3.4%
Galaxy Technologies, Inc.—Line of Credit, $0 available (L+4.5%, 6.5% Cash (0.5% Unused Fee), Due 8/2023)(L)	$5,000	$5,000	$5,000
Galaxy Technologies, Inc.—Term Debt (L+6.0%, 10.0% Cash, Due 8/2023)(L)	8,000	8,000	8,000

		$13,000	$13,000

Preferred Equity—3.8%
Aerospace and Defense—3.8%
Galaxy Technologies, Inc.—Preferred Stock(C)(L)	5,517,444	$11,464	$14,630
Common Equity—0.0%
Aerospace and Defense—0.0%
Galaxy Technologies, Inc.—Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$24,512	$27,630

TOTAL INVESTMENTS—166.0%		$663,563	$633,829

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $524.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2021, our investment in Funko Acquisition Holdings, LLC (“Funko”) was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.1% as of March 31, 2021. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2021.
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

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(G)	Debt security is on non-accrual status.
(H)

$5.1 million of the debt security was participated to a third-party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2021.

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

(T)	Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(V)

Cumulative gross unrealized depreciation for federal income tax purposes is $109.0 million; cumulative gross unrealized appreciation for federal income tax purposes is $78.5 million. Cumulative net unrealized depreciation is $30.5 million, based on a tax cost of $664.3 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N)—79.4%
Secured First Lien Debt—46.8%
Containers, Packaging, and Glass—2.6%
Frontier Packaging, Inc.—Term Debt (L+10.0%, 12.0% Cash, Due 3/2021)(L)	$9,500	$9,500	$9,500
Diversified/Conglomerate Manufacturing—1.0%
Phoenix Door Systems, Inc—Line of Credit, $380 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2021)(L)	370	370	370
Phoenix Door Systems, Inc.—Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(L)	3,200	3,200	3,200

		3,570	3,570
Diversified/Conglomerate Services – 24.1%
Bassett Creek Services, Inc.— Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(L)	37,500	37,500	37,500
Counsel Press, Inc.—Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(L)	18,000	18,000	18,000
Counsel Press, Inc.—Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(L)	5,500	5,500	5,500
Horizon Facilities Services, Inc.—Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(L)	27,700	27,700	27,700

		88,700	88,700
Healthcare, Education, and Childcare—5.4%
Educators Resource, Inc.—Term Debt (L+10.5%, 13.0% Cash, Due 11/2023) (L)	20,000	20,000	20,000
Home and Office Furnishings, Housewares, and Durable Consumer Products—4.8%
Brunswick Bowling Products, Inc.—Term Debt (L+10.0%, 12.0% Cash, Due 1/2023) (L)	17,700	17,700	17,700
Leisure, Amusement, Motion Pictures, and Entertainment—5.8%
Schylling, Inc.—Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc.—Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	8,500	8,500	8,500

		21,581	21,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)—3.1%
SBS Industries Holdings, Inc.—Term Debt (L+12.0%, 14.0% Cash, Due 11/2024)(L)	11,355	11,355	11,355

Total Secured First Lien Debt		$172,406	$172,406

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt—13.1%
Automobile—1.0%
Country Club Enterprises, LLC—Term Debt (L+8.0%, 10.0% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,600
Country Club Enterprises, LLC—Guaranty ($1,000)(U)	—	—	—

		4,000	3,600
Cargo Transport— 3.4%
Diligent Delivery Systems—Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(K)	13,000	12,951	12,545
Home and Office Furnishings, Housewares, and Durable Consumer Products—5.5%
Brunswick Bowling Products, Inc.—Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	6,850	6,850	6,850
Ginsey Home Solutions, Inc.—Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

		20,150	20,150
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)—3.2%
SBS Industries Holdings, Inc.—Term Debt (L+12.0%, 14.0% Cash, Due 11/2024)(L)	11,736	11,736	11,736

Total Secured Second Lien Debt		$48,837	$48,031

Preferred Equity—16.5%
Containers, Packaging, and Glass—0.4%
Frontier Packaging, Inc.—Preferred Stock(C)(L)	1,373	$1,373	$1,400
Diversified/Conglomerate Services—6.3%
Bassett Creek Services, Inc.—Preferred Stock(C)(L)	4,900	4,900	—
Counsel Press, Inc.—Preferred Stock(C)(L)	6,995	6,995	20,593
Horizon Facilities Services, Inc.—Preferred Stock(C)(L)	10,080	10,080	2,699

		21,975	23,292
Healthcare, Education, and Childcare—1.5%
Educators Resource, Inc.—Preferred Stock(C)(L)	8,560	8,560	5,563
Home and Office Furnishings, Housewares, and Durable Consumer Products—7.1%
Brunswick Bowling Products, Inc.—Preferred Stock(C)(L)	4,943	4,943	19,848
Ginsey Home Solutions, Inc.—Preferred Stock(C)(L)	19,280	9,583	6,419

		14,526	26,267
Leisure, Amusement, Motion Pictures, and Entertainment—1.2%
Schylling, Inc.—Preferred Stock(C)(L)	4,000	4,000	4,332

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)—0.0%
SBS Industries Holdings, Inc.—Preferred Stock(C)(L)	27,705	2,771	—

Total Preferred Equity		$53,205	$60,854

Common Equity/Equivalents—3.0%
Cargo Transport—0.2%
Diligent Delivery Systems—Common Stock Warrants(C)(L)	8%	$500	$771
Containers, Packaging, and Glass—2.6%
Frontier Packaging, Inc.—Common Stock(C)(L)	152	152	9,460
Diversified/Conglomerate Manufacturing— 0.2%
Phoenix Door Systems, Inc.—Common Stock(C)(L)	2,515	1,200	574
Home and Office Furnishings, Housewares, and Durable Consumer Products—0.0%
Ginsey Home Solutions, Inc.—Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)—0.0%
SBS Industries Holdings, Inc.—Common Stock(C)(L)	221,500	222	—
Personal and Non-Durable Consumer Products (Manufacturing Only) — 0.0%
Funko Acquisition Holdings, LLC(M)—Common Units(C)(S)	12,180	59	33

Total Common Equity/Equivalents		$2,141	$10,838

Total Non-Control/Non-Affiliate Investments		$276,589	$292,129

AFFILIATE INVESTMENTS(O)—67.0%
Secured First Lien Debt—36.8%
Beverage, Food, and Tobacco—2.5%
Head Country, Inc.—Term Debt (L+10.5%, 12.5% Cash, Due 2/2021)(L)	$9,050	$9,050	$9,050
Diversified/Conglomerate Manufacturing—6.4%
D.P.M.S., Inc.—Line of Credit, $250 available (L+6.5%, 9.0% Cash (0.5% Unused Fee), Due 10/2021)(L)	1,250	1,250	1,250
D.P.M.S., Inc.—Term Debt (10.0% Cash, Due 10/2021)(I)(L)	10,796	10,796	10,796
Edge Adhesives Holdings, Inc.(M)—Line of Credit, $600 available (L+8.0%, 10.0% Cash, Due 5/2020)(K)	420	420	395
Edge Adhesives Holdings, Inc.(M)—Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)(K)	9,300	9,300	8,742
Edge Adhesives Holdings, Inc.(M)—Term Debt (L+11.8%, 13.8% Cash, Due 2/2022)(K)	3,000	3,000	2,820

		24,766	24,003
Diversified/Conglomerate Services—14.0%
ImageWorks Display and Marketing Group, Inc.—Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
The Maids International, LLC—Line of Credit, $0 available (L+7.5%, 9.5% Cash (0.3% Unused Fee), Due 3/2021)(L)	1,000	1,000	1,000
The Maids International, LLC—Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(L)	28,560	28,560	28,560

		51,560	51,560
Leisure, Amusement, Motion Pictures, and Entertainment —2.4%
SOG Specialty Knives & Tools, LLC—Term Debt (Due 8/2020)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC—Term Debt (L+4.0%, 6.0% Cash, Due 8/2022)(G)(L)	8,399	8,399	8,399

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only)—7.2%
The Mountain Corporation—Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 4/2021)(L)	3,400	3,400	3,400
Pioneer Square Brands, Inc.—Term Debt (L+12.0%, 13.0% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		26,500	26,500
Telecommunications—4.3%
B+T Group Acquisition, Inc.(M) — Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	2,800	2,800	2,632
B+T Group Acquisition, Inc.(M)—Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	14,000	14,000	13,160

		16,800	15,792

Total Secured First Lien Debt		$137,613	$135,842

Secured Second Lien Debt—17.7%
Chemicals, Plastics, and Rubber—4.5%
PSI Molded Plastics, Inc.—Term Debt (L+12.0%, 13.5% Cash, Due 1/2024)(G)(L)	$26,618	$26,618	$16,737
Diversified/Conglomerate Services—12.5%
J.R. Hobbs Co. — Atlanta, LLC—Line of Credit, $0 available (L+6.0%, 8.0% Cash, Due 10/2024)(L)	10,000	10,000	10,000
J.R. Hobbs Co. — Atlanta, LLC—Term Debt (L+10.3%, 11.8% Cash, Due 10/2024)(L)	36,000	36,000	36,000

		46,000	46,000
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.7%
The Mountain Corporation—Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	2,572

Total Secured Second Lien Debt		$84,318	$65,309

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
Preferred Equity—11.5%
Beverage, Food, and Tobacco—0.9%
Head Country, Inc.—Preferred Stock(C)(L)	4,000	$4,000	$3,495
Chemicals, Plastics, and Rubber—0.0%
PSI Molded Plastics, Inc.—Preferred Stock(C)(L)	78,598	11,730	—
Diversified/Conglomerate Manufacturing—0.0%
Channel Technologies Group, LLC—Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M)—Preferred Stock(C)(L)	8,199	8,199	—

		10,040	—
Diversified/Conglomerate Services—3.6%
ImageWorks Display and Marketing Group, Inc.— Preferred Stock(C)(L)	67,490	6,749	8,265
J.R. Hobbs Co.—Atlanta, LLC—Preferred Stock(C)(L)	10,920	10,920	—
The Maids International, LLC—Preferred Stock(C)(L)	6,640	6,640	5,339

		24,309	13,604
Home and Office Furnishings, Housewares, and Durable Consumer Products—5.3%
Old World Christmas, Inc.—Preferred Stock(C)(L)	6,180	6,180	19,588
Leisure, Amusement, Motion Pictures, and Entertainment — 0.1%
SOG Specialty Knives & Tools, LLC—Preferred Stock(C)(L)	14,949	14,949	390
Personal and Non-Durable Consumer Products (Manufacturing Only)—1.6%
The Mountain Corporation—Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc.—Preferred Stock(C)(L)	5,502	5,500	5,760

		12,399	5,760
Telecommunications—0.0%
B+T Group Acquisition, Inc.(M)—Preferred Stock(C)(L)	14,304	4,722	—

Total Preferred Equity		$88,329	$42,837

Common Equity/Equivalents—1.0%
Diversified/Conglomerate Manufacturing—0.0%
Channel Technologies Group, LLC—Common Stock(C)(L)	2,319,184	$—	$—
D.P.M.S., Inc.—Common Stock(C)(L)	627	1	—

		1	—
Diversified/Conglomerate Services—1.0%
Nth Degree Investment Group, LLC—Common Stock(C)(L)	14,360,000	1,219	3,649
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.0%
The Mountain Corporation—Common Stock(C)(L)	751	1	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/ Shares/ Units(F)(J)	Cost	Fair Value
Telecommunications — 0.0%
B+T Group Acquisition, Inc.(M)—Common Stock Warrants(C)(L)	3.5%	—	—

Total Common Equity/Equivalents		$1,221	$3,649

Total Affiliate Investments		$311,481	$247,637

CONTROL INVESTMENTS(P)—7.2%:
Secured Second Lien Debt—2.8%
Aerospace and Defense—2.8%
Galaxy Tool Holding Corporation—Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2021)(L)	$5,000	$5,000	$5,000
Galaxy Tool Holding Corporation—Term Debt (L+6.0%, 10.0% Cash, Due 8/2021)(L)	5,000	5,000	5,000

		$10,000	$10,000

Preferred Equity—4.4%
Aerospace and Defense—4.4%
Galaxy Tool Holding Corporation—Preferred Stock(C)(L)	5,517,444	$11,464	$16,158
Common Equity—0.0%
Aerospace and Defense—0.0%
Galaxy Tool Holding Corporation—Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$26,158

TOTAL INVESTMENTS—153.6%(V)		$609,582	$565,924

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

MARCH 31, 2021

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

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of ours, was established on August 11, 2006 for the sole purpose of holding certain investments pledged as collateral under our line of credit. The financial statements of Business Investment are consolidated with those of Gladstone Investment. Refer to Note 13 — Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements. Reclassifications did not impact net increase (decrease) in net assets resulting from operations, total assets, total liabilities or total net assets, or Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows classifications.

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

portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA multiples obtained from our indexing methodology whereby the original transaction EBITDA multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries; and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

TEV is primarily calculated using EBITDA and EBITDA multiples; however, TEV may also be calculated using revenue and revenue multiples or a discounted cash flow (“DCF”) analysis whereby future expected cash flows of the portfolio company are discounted to determine a net present value using estimated risk-adjusted discount rates, which incorporate adjustments for nonperformance and liquidity risks. Generally, the Valuation Team uses a DCF analysis to calculate TEV to corroborate estimates of value for our equity investments where we do not have the ability to effectuate a sale of a portfolio company or for debt of credit-impaired portfolio companies.

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

•

Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations, which are corroborated by the Valuation Team (generally by using the yield analysis described above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.

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

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Gains or losses on the sale of investments are calculated by using the specific identification method. A realized gain or loss is recognized on the trade date, typically when an investment is disposed of, and is computed as the difference between the cost basis of the investment on the disposition date and the net proceeds received from such disposition. Unrealized appreciation or depreciation reflects the difference between the fair value of the investment and the cost basis of such investment. We determine the fair value of each individual investment each reporting period and record changes in fair value as unrealized appreciation or depreciation in our accompanying Consolidated Statement of Operations.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees, and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2021, our loans to B+T Group Acquisition, Inc. (“B+T”), Horizon Facilities Services, Inc., and The Mountain Corporation (“The Mountain”) were on non-accrual status, with an aggregate debt cost basis of $61.1 million, or 12.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $48.8 million, or 10.3% of the fair value of all debt investments in our portfolio. As of March 31, 2020, certain of our loans to B+T, The Mountain, PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC were on non-accrual status, with an aggregate debt cost basis of $63.5 million, or 14.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $43.5 million, or 10.1% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of March 31, 2021 and 2020, we did not have any loans with a PIK interest component.

Success Fee Income Recognition

We record success fees as income when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically resulting from an exit or sale, and are non-recurring.

Dividend Income Recognition

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the year ended March 31, 2019, we re-characterized $0.5 million of dividend income from our investment in Logo Sportswear, Inc., which was originally recorded during our fiscal year ended March 31, 2018, as a return of capital.

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

Deferred Financing and Offering Costs

Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees, underwriting discounts and commissions, and legal fees. Certain costs associated with our revolving line of credit are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the revolving line of credit. Costs associated with the issuance of our notes payable and mandatorily redeemable preferred stock are presented as discounts to the liquidation value of the notes payable and mandatorily redeemable preferred stock and are amortized using the straight-line method, which approximates the effective interest method, over the term of the notes payable and respective series of preferred stock. Refer to Note 5 — Borrowings and Note 6 — Mandatorily Redeemable Preferred Stock for further discussion.

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

Federal Income Taxes

We intend to continue to maintain our qualification as a RIC under subchapter M of the Code for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must generally distribute to stockholders, for each taxable year, at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We intend to continue to make sufficient distributions to qualify as a RIC and to generally limit taxable income, although we may retain some or all of our net long-term capital gains and pay income taxes on such gains. Refer to Note 10 — Federal and State Income Taxes for additional information regarding our RIC requirements.

FASB ASC 740, Income Taxes (“ASC 740”) requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740 for all open tax years and in all major tax jurisdictions and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal income tax returns for fiscal years 2020, 2019, and 2018 remain subject to examination by the Internal Revenue Service (“IRS”).

Distributions

Distributions to stockholders are recorded on the ex-dividend date. We are required to distribute at least 90% of our Investment Company Taxable Income for each taxable year as a distribution to our stockholders to maintain our ability to be taxed as a RIC under Subchapter M of the Code. It is our policy to generally pay out as a distribution up to 100% of those amounts. The amount to be paid is determined by our Board of Directors and is based upon management’s estimate of Investment Company Taxable Income, net long-term capital gains, as well as amounts to be distributed in accordance with Section 855(a) of the Code. Based on that estimate, our Board of Directors declares monthly distributions, and supplemental distributions, as applicable, each quarter. At fiscal year-end, we may elect to treat a portion of the first distributions paid after year-end as having been paid in the prior year in accordance with Section 855(a) of the Code. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute these capital gains to stockholders in cash. If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. Refer to Note 9 — Distributions to Common Stockholders for further information.

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

In May 2020, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending certain disclosure requirements applicable to acquisitions and dispositions of businesses, including real estate operations and investment companies. The final rule became effective on January 1, 2021, with early adoption is permitted, and we adopted the final rule on January 1, 2021.

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

As of March 31, 2021 and 2020, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the years ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and 2020, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2021:
Secured first lien debt	$368,688	$—	$—		$368,688
Secured second lien debt	102,897	—	—		102,897
Preferred equity	159,478	—	—		159,478
Common equity/equivalents	2,766	—	95	(A)	2,671

Total Investments at March 31, 2021	$633,829	$—	$95		$633,734

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2020:
Secured first lien debt	$308,248	$—	$—		$308,248
Secured second lien debt	123,340	—	—		123,340
Preferred equity	119,849	—	—		119,849
Common equity/equivalents	14,487	—	33	(A)	14,454

Total Investments at March 31, 2020	$565,924	$—	$33		$565,891

(A)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of March 31, 2021 and 2020, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs March 31,
	2021	2020
Non-Control/Non-Affiliate Investments
Secured first lien debt	$187,587	$172,406
Secured second lien debt	41,926	48,031
Preferred equity	65,943	60,854
Common equity/equivalents(A)	2,671	10,805

Total Non-Control/Non-Affiliate Investments	298,127	292,096
Affiliate Investments
Secured first lien debt	181,101	135,842
Secured second lien debt	47,971	65,309
Preferred equity	78,905	42,837
Common equity/equivalents	—	3,649

Total Affiliate Investments	307,977	247,637
Control Investments
Secured first lien debt	—	—
Secured second lien debt	13,000	10,000
Preferred equity	14,630	16,158
Common equity/equivalents	—	—

Total Control Investments	27,630	26,158

Total investments at fair value using Level 3 inputs	$633,734	$565,891

(A)	Excludes our investment in Funko with a fair value of $95 and $33 as of March 31, 2021 and 2020, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of March 31, 2021 and 2020. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of			Valuation Technique/ Methodology	Unobservable Input	Range/Weighted-Average as of
	March 31, 2021		March 31, 2020			March 31, 2021	March 31, 2020
Secured first lien debt	$303,330	(A)	$280,499	TEV	EBITDA multiple	4.6x – 8.0x / 7.0x	4.2x – 8.1x / 6.2x

					EBITDA	$1,403 – $9,500 / $5,746	$1,372 – $13,042 / $5,894

					Revenue multiple	0.6x – 0.7x / 0.6x	0.3x – 0.7x / 0.5x

					Revenue	$14,474 – $30,537 / $26,110	$14,343 – $24,060 / $18,141

	65,358		27,749	Yield Analysis	Discount Rate	13.3% – 17.9% / 14.7%	16.2% – 18.7% / 16.8%

Secured second lien debt	53,122	(B)	107,195	TEV	EBITDA multiple	5.9x – 6.6x / 6.2x	5.1x – 6.2x / 5.6x

					EBITDA	$4,551 – $5,100 / $4,772	$4,459 – $13,042 / $7,444

					Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x

					Revenue	$14,474 – $14,474 / $14,474	$15,267 – $15,267 / $15,267

	49,775		16,145	Yield Analysis	Discount Rate	8.1% – 13.5% / 11.2%	12.6% – 16.4% / 13.5%

Preferred equity	159,478	(C)	119,849	TEV	EBITDA multiple	5.6x – 8.0 / 6.6 x	5.1x – 8.1x / 6.1x

					EBITDA	$2,587 – $9,720 / $5,938	$356 – $13,042 / $5,596

					Revenue multiple	0.6x – 0.7x / 0.6x	0.6x – 0.7x / 0.6x

					Revenue	$14,474 – $30,537 / $25,465	$15,267 – $24,060 / $21,283

Common equity/equivalents(E)	2,671	(D)	14,454	TEV	EBITDA multiple	4.6x – 7.1x / 5.7x	4.2x – 7.4x / 5.9x

					EBITDA	$1,403 – $7,135 / $4,132	$1,372 – $16,061 / $9,258

					Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x

					Revenue	$14,474 – $14,474 / $14,474	$15,267 – $15,267 / $15,267

Total	$633,734		$565,891

(A)	Fair value as of March 31, 2021 includes one proprietary debt investment with a fair value of $23.2 million, which was valued at the expected payoff amount as the unobservable input.

(B)	Fair value as of March 31, 2021 includes one proprietary debt investment with a fair value of $13.0 million, which was valued at the expected payoff amount as the unobservable input.
(C)	Fair value as of March 31, 2021 includes one proprietary equity investment with a fair value of $32.1 million, which was valued at the expected exit amount as the unobservable input.
(D)	Fair value as of March 31, 2021 includes one proprietary equity investment with a fair value of $2.2 million, which was valued at the expected exit amount as the unobservable input.
(E)	Fair value as of both March 31, 2021 and 2020 excludes our investment in Funko with a fair value of $95 and $33, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the years ended March 31, 2021 and 2020 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2021:
Fair value as of March 31, 2020	$308,248	$123,340	$119,849	$14,454	$565,891
Total gain (loss):
Net realized gain (loss)(A)	(8,470)	—	3,545	14,433	9,508
Net unrealized appreciation (depreciation)(B)	453	(998)	26,349	(98)	25,706
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(84)	(11,785)	(11,869)
New investments, repayments and settlements(C):
Issuances / originations	65,227	4,519	25,294	252	95,292
Settlements / repayments	(20,734)	—	—	—	(20,734)
Sales	—	—	(15,475)	(14,585)	(30,060)
Transfers(D)	23,964	(23,964)	—	—	—

Fair value as of March 31, 2021	$368,688	$102,897	$159,478	$2,671	$633,734

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2020:
Fair value as of March 31, 2019	$331,090	$75,293	$195,377	$22,011	$623,771
Total gain (loss):
Net realized gain (loss)(A)	(9,659)	—	33,976	18,995	43,312
Net unrealized appreciation (depreciation)(B)	(3,439)	(3,324)	(35,619)	(8,556)	(50,938)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	9,660	67	(25,187)	(11,448)	(26,908)
New investments, repayments and settlements(C):
Issuances / originations	86,895	25,002	32,371	1,200	145,468
Settlements / repayments	(56,697)	(23,300)	—	—	(79,997)
Sales	—	—	(68,635)	(20,182)	(88,817)
Transfers(D)	(49,602)	49,602	(12,434)	12,434	—

Fair value as of March 31, 2020	$308,248	$123,340	$119,849	$14,454	$565,891

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2021 and 2020.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2021 and 2020.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)

2021: Transfers represent (1) secured second lien debt of Brunswick Bowling Products, Inc. with a total cost basis and fair value of $6.9 million, which was converted into secured first lien debt during the three months ended June 30, 2020 and (2) secured second lien debt of PSI Molded, with a total cost basis and fair value of $26.6 million and $17.1 million, respectively, which was converted into secured first lien debt during the three months ended September 30, 2020.

2020: Transfers represent (1) secured first lien debt of B-Dry, LLC with a cost basis of $11.9 million and a fair value of $0, which was converted into equity during the three months ended June 30, 2019, (2) secured first lien debt of J.R. Hobbs Co. – Atlanta, LLC, with a total cost basis and fair value of $41.0 million, that was converted into secured second lien debt during the three months ended September 30, 2019, (3) secured first lien debt of SBS Investment Holdings, Inc., with a total cost basis and fair value of $8.6 million, which was converted to secured second lien debt during the three months ended December 31, 2019, and (4) preferred equity of Nth Degree, Inc. with a cost basis of $1.2 million and fair value of $12.4 million, that was converted to common equity in Nth Degree Investment Group, LLC during the three months ended December 31, 2019.

Investment Activity

During the fiscal year ended March 31, 2021, the following significant transactions occurred:

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

Investment Concentrations

As of March 31, 2021, our investment portfolio consisted of investments in 28 portfolio companies located in 17 states across 13 different industries with an aggregate fair value of $633.8 million. Our investments in Pioneer Square Brands Inc., Counsel Press, Inc., Old World, J.R. Hobbs Co. – Atlanta, LLC, and Bassett Creek Services, Inc., represent our five largest portfolio investments at fair value, and collectively comprised $233.9 million, or 36.9%, of our total investment portfolio at fair value as of March 31, 2021.

The following table summarizes our investments by security type as of March 31, 2021 and 2020:

	March 31, 2021				March 31, 2020
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$379,512	57.2%	$368,688	58.2%	$310,019	50.9%	$308,248	54.5%
Secured second lien debt	114,206	17.2	102,897	16.2	143,155	23.5	123,340	21.8

Total debt	493,718	74.4	471,585	74.4	453,174	74.4	431,588	76.3
Preferred equity	166,361	25.1	159,478	25.2	152,998	25.1	119,849	21.2
Common equity/equivalents	3,484	0.5	2,766	0.4	3,410	0.5	14,487	2.5

Total equity/equivalents	169,845	25.6	162,244	25.6	156,408	25.6	134,336	23.7

Total investments	$663,563	100.0%	$633,829	100.0%	$609,582	100.0%	$565,924	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$261,714	41.3%	$226,805	40.1%
Home and Office Furnishings, Housewares, and Durable Consumer Products	94,663	15.0	83,705	14.8
Personal and Non-Durable Consumer Products (Manufacturing Only)	60,852	9.6	34,865	6.2
Leisure, Amusement, Motion Pictures, Entertainment	45,209	7.1	35,240	6.2
Healthcare, Education, and Childcare	31,194	4.9	25,563	4.5
Aerospace and Defense	27,630	4.4	26,158	4.6
Diversified/Conglomerate Manufacturing	25,181	4.0	28,147	5.0
Chemicals, Plastics, and Rubber	22,985	3.6	16,737	3.0
Telecommunications	15,582	2.5	15,792	2.8
Beverage, Food, and Tobacco	15,519	2.4	12,545	2.2
Cargo Transport	15,211	2.4	13,316	2.4
Machinery (Non-agriculture, Non-construction, and Non-electronic)	14,199	2.2	23,091	4.1
Containers, Packaging, and Glass	—	—	20,360	3.6
Other < 2.0%	3,890	0.6	3,600	0.5

Total investments	$633,829	100.0%	$565,924	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$182,529	28.8%	$182,178	32.2%
Northeast	163,938	25.9	146,434	25.9
West	160,581	25.3	90,214	15.9
Midwest	126,781	20.0	147,098	26.0

Total investments	$633,829	100.0%	$565,924	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2021:

		Amount
For the fiscal years ending March 31:	2022	$38,670
	2023	119,200
	2024	118,350
	2025	165,278
	2026	52,250
	Thereafter	—

	Total contractual repayments	$493,748
	Adjustments to cost basis of debt investments	(30)
	Investments in equity securities	169,845

	Total cost basis of investments held as of March 31, 2021:	$663,563

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2021 and 2020, we had gross receivables from portfolio companies of $1.5 million and $1.4 million, respectively. As of both March 31, 2021 and 2020, the allowance for uncollectible receivables was $0.9 million.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services under the Advisory Agreement, consisting of a base management fee and an incentive fee, and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, all as described below. On July 14, 2020, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the annual renewal of the Advisory Agreement through August 31, 2021.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2021	2020	2019
Average total assets subject to base management fee(A)	$605,750	$607,250	$637,600
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%

Base management fee(B)	12,115	12,145	12,752
Credits to fees from Adviser—other(B)	(2,949)	(4,436)	(5,509)

Net base management fee	$9,166	$7,709	$7,243

Loan servicing fee(B)	$7,082	$6,859	$6,827
Credits to base management fee—loan servicing fee(B)	(7,082)	(6,859)	(6,827)

Net loan servicing fee	$—	$—	$—

Incentive fee – income-based	$3,746	$4,338	$4,419
Incentive fee – capital gains-based(C)	5,032	(6,718)	17,835

Total incentive fee(B)	8,778	(2,380)	22,254
Credits to fees from Adviser-other(B)	—	—	—

Net total incentive fee	$8,778	$(2,380)	$22,254

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.2 million for each of the years ended March 31, 2021, 2020, and 2019, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the year ended March 31, 2021, no capital gains-based incentive fees were contractually due and paid to the Adviser. During the year ended March 31, 2020, capital gains-based incentive fees of $8.1 million were contractually due and paid to the Adviser, which was the first payment of a capital gains-based incentive fee since our inception.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the year ended March 31, 2021, we recorded capital gains-based incentive fees of $5.0 million. During the year ended March 31, 2020, we recorded a reversal of capital gains-based incentive fees of $6.7 million. During the year ended March 31, 2019, we recorded capital gains-based incentive fees of $17.8 million.

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

Dealer Manager Agreement

On May 22, 2020, the Company, entered into a dealer manager agreement (the “Dealer Manager Agreement”), with Gladstone Securities whereby Gladstone Securities would serve as the Company’s exclusive dealer manager in connection with the Company’s offering (the “Offering”) of up to $350.0 million aggregate principal amount of the Company’s 6.00% Notes due 2040 (the “Notes”) on a “reasonable best efforts” basis. From inception of the Offering through February 23, 2021, no Notes had been sold and the Company terminated the Dealer Manager Agreement and the Offering as of such date.

Other Transactions

From time to time, Gladstone Securities provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the years ended March 31, 2021, 2020, and 2019, the fees received by Gladstone Securities from portfolio companies totaled $0.6 million, $0.8 million, and $0.7 million, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2021	2020
Base management and loan servicing fee due to Adviser, net of credits	$1,435	$(222)
Incentive fee due to Adviser(A)	14,163	7,387
Other due to Adviser	66	13

Total fees due to Adviser	$15,664	$7,178
Fee due to Administrator	$577	$582

Total related party fees due	$16,241	$7,760

(A)

Includes a capital gains-based incentive fee of $12.4 million and $7.4 million as of March 31, 2021 and 2020, respectively, recorded in accordance with GAAP requirements and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions—Transactions with the Adviser—Incentive Fee for additional information, including capital gains-based incentive fee payments made.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $0 and $70 as of March 31, 2021 and 2020, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2021 and 2020, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On March 8, 2021, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 6 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of March 31, 2021, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of March 8, 2021, subject to approval by all lenders. Additionally, the COVID-19 Relief Period (described below) was extended to September 30, 2021.

On August 10, 2020, we, through Business Investment, entered into Amendment No. 5 to the Credit Facility. Among other things, Amendment No. 5 amended the Credit Facility to (i) add London Interbank Offered Rate (“LIBOR”) replacement language; (ii) implement a 0.5% LIBOR floor; (iii) reduce the facility size from $200.0 million to $180.0 million, which may be expanded to $300.0 million through additional commitments; and (iv) provide certain other changes to existing terms and covenants. In addition, Amendment No. 5 provided for certain temporary changes during the COVID-19 Relief Period (August 10, 2020 until March 31, 2021, which may be extended, subject to certain conditions) including: (i) amending the definition of “Effective Advance Rate,” provided that during such period the overall effective advance rate does not exceed 55%; and (ii) removing or changing certain “Excess Concentration Limits” (as defined in the Credit Facility).

Advances under the Credit Facility generally bear interest at 30-day LIBOR, subject to a floor of 0.5%, plus 2.85% per annum until February 29, 2024, with the margin then increasing to 3.10% for the period from February 29, 2024 to February 28, 2025, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount.

The following tables summarize noteworthy information related to the Credit Facility:

	As of March 31,
	2021	2020
Commitment amount	$180,000	$200,000
Borrowings outstanding at cost	22,400	49,200
Availability(A)	157,600	150,800

	For the Years Ended March 31
	2021	2020	2019
Weighted-average borrowings outstanding	$82,632	$38,374	$97,866
Effective interest rate(B)	4.3%	9.4%	5.9%
Commitment (unused) fees incurred	$819	$1,643	$656

(A)

Availability is subject to various constraints, characteristics, and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $157.6 million and $137.6 million as of March 31, 2021 and 2020, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints and applicable advance rates, which are generally based on the size, characteristics, and quality of the collateral pledged by Business Investment. The Credit Facility also requires that any interest and principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statements of Assets and Liabilities.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $266.2 million as of March 31, 2021, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2021, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $597.1 million, asset coverage on our senior securities representing indebtedness of 398.0%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2021, we were in compliance with all covenants under the Credit Facility.

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2021, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.5% floor, plus 2.85% per annum, plus an unused commitment fee of 1.0%. At March 31, 2020, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of March 31, 2021 and 2020, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of and for the years ended March 31, 2021 and 2020, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements
	Reported in Consolidated
	Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of March 31,
	2021	2020
Credit Facility	$22,400	$49,200

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in
Consolidated Statements of Assets and Liabilities
Credit
Facility
Year ended March 31, 2021:
Fair value at March 31, 2020	$49,200
Borrowings	125,900
Repayments	(152,700)

Fair value at March 31, 2021	$22,400

Year ended March 31, 2020:
Fair value at March 31, 2019	$53,000
Borrowings	188,300
Repayments	(192,100)

Fair value at March 31, 2020	$49,200

The fair value of the collateral under the Credit Facility was $524.0 million and $496.4 million as of March 31, 2021 and 2020, respectively.

Notes Payable

In March 2021, we completed a public offering of 5.00% Notes due 2026 with an aggregate principal amount of $127.9 million (the “2026 Notes”), which resulted in net proceeds of approximately $123.8 million after deducting underwriting discounts, commissions and offering costs borne by us. The 2026 Notes are traded under the ticker symbol “GAINN” on the Nasdaq Global Select Market (“Nasdaq”). The 2026 Notes will mature on May 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 1, 2023. The 2026 Notes bear interest at a rate of 5.00% per year, which is payable quarterly in arrears.

The indenture relating to the 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2026 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The 2026 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $4.1 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 1, 2026, the maturity date.

The following table summarizes our 2026 Notes as of March 31, 2021:

Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938

Notes payable, gross(B)							$127,938
Less: Discounts							(4,055)

Notes payable, net(C)							$123,883

(A)	The 2026 Notes can be redeemed at our option at any time on or after May 1, 2023.
(B)	As of March 31, 2021 and 2020, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 398.0% and 993.5%, respectively.
(C)

Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The fair value, based on the last reported closing price, of the 2026 Notes as of March 31, 2021 was $132.3 million. We consider the closing price of the 2026 Notes to be a Level 1 input within the ASC 820 hierarchy.

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

The shares of Series E Term Preferred Stock are traded under the ticker symbol “GAINL” on the Nasdaq Global Select Market (“Nasdaq”). Our Series E Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.375% per year, payable monthly. We are required to redeem all shares of our outstanding Series E Term Preferred Stock on August 31, 2025, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series E Term Preferred Stock, and (2) if we fail to maintain asset coverage as required by Sections 18 and 61 of the 1940 Act (which is currently 150%) and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series E Term Preferred Stock or otherwise cure the asset coverage redemption trigger (we may also redeem additional securities to cause asset coverage to be up to 200%). We may also voluntarily redeem all or a portion of our Series E Term Preferred Stock at any time.

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

In March 2021, we used a portion of the proceeds from the issuance of our 2026 Notes to voluntarily redeem all outstanding shares of our 6.25% Series D Cumulative Term Preferred Stock (or “Series D Term Preferred Stock” or “Series D”), which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of our Series D Term Preferred Stock, we incurred a loss on extinguishment of debt of $0.8 million, which was recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

The following tables summarize our Series D Term Preferred Stock and our Series E Term Preferred Stock outstanding as of March 31, 2021 and 2020:

As of March 31, 2021:

Class of Term Preferred Stock(A)	Ticker Symbol	Initial Issuance	Mandatory Redemption Date(B)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Aggregate Liquidation Preference
Series E	GAINL	August 22,2018	August 31, 2025	6.375%	3,774,853	$25.00	$94,371

Term preferred stock, gross(C)					3,774,853	$25.00	$94,371
Less: Discounts							(2,162)

Term preferred stock, net(D)							$92,209

As of March 31, 2020:

Class of Term Preferred Stock(A)	Ticker Symbol	Initial Issuance	Mandatory Redemption Date(B)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Aggregate Liquidation Preference
Series D	GAINM	September 26, 2016	September 30, 2023	6.250%	2,300,000	$25.00	$57,500
Series E	GAINL	August 22,2018	August 31, 2025	6.375%	2,990,000	25.00	74,750

Term preferred stock, gross(C)					5,290,000	$25.00	$132,250
Less: Discounts							(3,090)

Term preferred stock, net(D)							$129,160

(A)	We voluntarily redeemed all outstanding shares of our Series D Term Preferred Stock on March 3, 2021.
(B)	Our Series E Term Preferred Stock is currently redeemable at our option.
(C)	As of March 31, 2021 and 2020, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 248.6% and 293.8%, respectively.
(D)

Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable preferred stock during the years ended March 31, 2021, 2020, and 2019:

For the Year Ended March 31, 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock(A)		Dividend per Share of Series E Term Preferred Stock(B)
April 14, 2020	April 24, 2020	April 30, 2020	$0.13020833		$0.13281250
April 14, 2020	May 19, 2020	May 29, 2020	0.13020833		0.13281250
April 14, 2020	June 19, 2020	June 30, 2020	0.13020833		0.13281250
July 14, 2020	July 24, 2020	July 31, 2020	0.13020833		0.13281250
July 14, 2020	August 24, 2020	August 31, 2020	0.13020833		0.13281250
July 14, 2020	September 23, 2020	September 30, 2020	0.13020833		0.13281250
October 13, 2020	October 23, 2020	October 30, 2020	0.13020833		0.13281250
October 13, 2020	November 20, 2020	November 30, 2020	0.13020833		0.13281250
October 13, 2020	December 23, 2020	December 31, 2020	0.13020833		0.13281250
January 12, 2021	January 22, 2021	January 29, 2021	0.13020833		0.13281250
January 12, 2021	February 17, 2021	February 26, 2021	0.13020833		0.13281250
January 12, 2021	March 18, 2021	March 31, 2021	0.00868056	(C)	0.13281250

		Total	$1.44097219		$1.59375000

For the Year Ended March 31, 2020:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock(A)	Dividend per Share of Series E Term Preferred Stock(B)
April 9, 2019	April 22, 2019	April 30, 2019	$0.13020833	$0.13281250
April 9, 2019	May 22, 2019	May 31, 2019	0.13020833	0.13281250
April 9, 2019	June 19, 2019	June 28, 2019	0.13020833	0.13281250
July 9, 2019	July 22, 2019	July 31, 2019	0.13020833	0.13281250
July 9, 2019	August 20, 2019	August 30, 2019	0.13020833	0.13281250
July 9, 2019	September 17, 2019	September 30, 2019	0.13020833	0.13281250
October 8, 2019	October 22, 2019	October 31, 2019	0.13020833	0.13281250
October 8, 2019	November 19, 2019	November 29, 2019	0.13020833	0.13281250
October 8, 2019	December 19, 2019	December 31, 2019	0.13020833	0.13281250
January 14, 2020	January 24, 2020	January 31, 2020	0.13020833	0.13281250
January 14, 2020	February 19, 2020	February 28, 2020	0.13020833	0.13281250
January 14, 2020	March 20, 2020	March 31, 2020	0.13020833	0.13281250

		Total	$1.56249996	$1.59375000

For the Year Ended March 31, 2019:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock(D)	Dividend per Share of Series C Term Preferred Stock(D)	Dividend per Share of Series D Term Preferred Stock(A)	Dividend per Share of Series E Term Preferred Stock(B)
April 10, 2018	April 20, 2018	April 30, 2018	$0.140625	$0.135417	$0.13020833	$—
April 10, 2018	May 22, 2018	May 31, 2018	0.140625	0.135417	0.13020833	—
April 10, 2018	June 20, 2018	June 29, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	July 20, 2018	July 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	August 21, 2018	August 31, 2018	0.140625	0.135417	0.13020833	—
July 10, 2018	September 19, 2018	September 28, 2018	—	—	0.13020833	—
September 6, 2018	September 19, 2018	September 28, 2018	—	—	—	0.17265625	(E)
October 9, 2018	October 19, 2018	October 31, 2018	—	—	0.13020833	0.13281250
October 9, 2018	November 20, 2018	November 30, 2018	—	—	0.13020833	0.13281250
October 9, 2018	December 20, 2018	December 31, 2018	—	—	0.13020833	0.13281250
January 8, 2019	January 18, 2019	January 31, 2019	—	—	0.13020833	0.13281250
January 8, 2019	February 20, 2019	February 28, 2019	—	—	0.13020833	0.13281250
January 8, 2019	March 20, 2019	March 29, 2019	—	—	0.13020833	0.13281250

		Total	$0.703125	$0.677085	$1.56249996	$0.96953125

(A)	We voluntarily redeemed all outstanding shares of our Series D Term Preferred Stock on March 3, 2021.
(B)	We issued our Series E Term Preferred Stock on August 22, 2018.
(C)	Represents accrued and unpaid dividends up to, but excluding, the redemption date of March 3, 2021.
(D)	We voluntarily redeemed all outstanding shares of our Series B Term Preferred Stock and Series C Term Preferred Stock on August 31, 2018.
(E)	Represents a combined dividend for the prorated month of August 2018, based upon the issuance date of our Series E Term Preferred Stock, combined with the full month of September 2018.

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

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2021 and 2020. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of March 31, 2021 and 2020, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of March 31,
	2021	2020
Series D Term Preferred Stock(A)	$—	$53,590
Series E Term Preferred Stock	96,108	64,554

Total	$96,108	$118,144

(A)	We voluntarily redeemed all outstanding shares of our Series D Term Preferred Stock on March 3, 2021.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2021, we had the ability to issue up to $147.5 million of the securities registered under the registration statement.

Common Equity Offerings

In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each a “Common Stock ATM Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Common Stock ATM Sales Agents, up to an aggregate offering price of $35.0 million in an at-the-market program (the “Common Stock ATM Program”). As of March 31, 2021, we had remaining capacity to sell up to $30.1 million of common stock under the Common Stock ATM Program.

During the year ended March 31, 2021, we sold 155,560 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share.

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

During the year ended March 31, 2019, we sold 168,824 shares of our common stock under a previous Common Stock ATM Program at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then-current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding. In aggregate, the sales during the year ended March 31, 2019 were above our then-current estimated NAV per share.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase (decrease) in net assets resulting from operations per weighted-average common share for the years ended March 31, 2021, 2020, and 2019:

	Year Ended March 31,
	2021	2020	2019
Numerator: net increase (decrease) in net assets resulting from operations	$42,454	$(7,234)	$81,590
Denominator: basic and diluted weighted-average common shares	33,176,760	32,865,840	32,807,597

Basic and diluted net increase (decrease) in net assets resulting from operations per weighted-average common share	$1.28	$(0.22)	$2.49

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

We paid the following monthly distributions to our common stockholders for the years ended March 31, 2021, 2020 and 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	April 14, 2020	April 24, 2020	April 30, 2020	$0.070
	April 14, 2020	May 19, 2020	May 29, 2020	0.070
	April 14, 2020	June 8, 2020	June 17, 2020	0.090	(A)
	April 14, 2020	June 19, 2020	June 30, 2020	0.070
	July 14, 2020	July 24, 2020	July 31, 2020	0.070
	July 14, 2020	August 24, 2020	August 31, 2020	0.070
	July 14, 2020	September 23, 2020	September 30, 2020	0.070
	October 13, 2020	October 23, 2020	October 30, 2020	0.070
	October 13, 2020	November 20, 2020	November 30, 2020	0.070
	October 13, 2020	December 23, 2020	December 31, 2020	0.070
	January 12, 2021	January 22, 2021	January 29, 2021	0.070
	January 12, 2021	February 17, 2021	February 26, 2021	0.070
	January 12, 2021	March 18, 2021	March 31, 2021	0.070

		Year end March 31, 2021:				$0.930

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	April 9, 2019	April 22, 2019	April 30, 2019	$0.068
	April 9, 2019	May 22, 2019	May 31, 2019	0.068
	April 9, 2019	June 5, 2019	June 14, 2019	0.090	(A)
	April 9, 2019	June 19, 2019	June 28, 2019	0.068
	July 9, 2019	July 22, 2019	July 31, 2019	0.068
	July 9, 2019	August 20, 2019	August 30, 2019	0.068
	July 9, 2019	September 4, 2019	September 13, 2019	0.030	(A)
	July 9, 2019	September 17, 2019	September 30, 2019	0.068
	October 8, 2019	October 22, 2019	October 31, 2019	0.068
	October 8, 2019	November 19, 2019	November 29, 2019	0.068
	October 8, 2019	December 3, 2019	December 13, 2019	0.090	(A)
	October 8, 2019	December 19, 2019	December 31, 2019	0.068
	January 14, 2020	January 24, 2020	January 31, 2020	0.070
	January 14, 2020	February 19, 2020	February 28, 2020	0.070
	January 14, 2020	March 20, 2020	March 31, 2020	0.070

		Year ended March 31, 2020:		$1.032

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	April 10, 2018	April 20, 2018	April 30, 2018	$0.067
	April 10, 2018	May 22, 2018	May 31, 2018	0.067
	April 10, 2018	June 6, 2018	June 15, 2018	0.060	(A)
	April 10, 2018	June 20, 2018	June 29, 2018	0.067
	July 10, 2018	July 20, 2018	July 31, 2018	0.067
	July 10, 2018	August 21, 2018	August 31, 2018	0.067
	July 10, 2018	September 19, 2018	September 28, 2018	0.067
	October 9, 2018	October 19, 2018	October 31, 2018	0.068
	October 9, 2018	November 20, 2018	November 30, 2018	0.068
	October 9, 2018	December 6, 2018	December 14, 2018	0.060	(A)
	October 9, 2018	December 20, 2018	December 31, 2018	0.068
	January 8, 2019	January 18, 2019	January 31, 2019	0.068
	January 8, 2019	February 20, 2019	February 28, 2019	0.068
	January 8, 2019	March 20, 2019	March 29, 2019	0.068

		Year ended March 31, 2019:		$0.930

(A)	Represents a supplemental distribution to common stockholders.

Aggregate cash distributions to our common stockholders declared and paid for the years ended March 31, 2021, 2020 and 2019 were $30.9 million, $33.9 million, and $30.5 million, respectively.

For the fiscal years ended March 31, 2021, 2020, and 2019, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $16.1 million, $17.9 million, and $16.0 million, respectively, of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal years ended March 31, 2021, 2020, and 2019, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $8.5 million, $5.3 million, and $13.2 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the year ended March 31, 2021, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders. For the years ended March 31, 2020 and 2019, we elected to retain $38.0 million, or $1.15 per common share, and $50.0 million, or $1.52 per common share, respectively, of long-term capital gains and to treat them as deemed distributions to common stockholders. For the years ended March 31, 2020 and 2019, we incurred $8.0 million, or $0.24 per common share, and $10.5 million, or $0.32 per common share, respectively, of federal income taxes on behalf of common stockholders, which were included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations and in Other liabilities on our Consolidated Statements of Assets and Liabilities as of March 31, 2020 and 2019, respectively, which were paid subsequent to each fiscal year end.

In addition, we obtained clarification of the treatment of deemed distributions with respect to Virginia state taxes from the Virginia Department of Revenue, which ruled that Virginia state taxes are imposed. As a result of this ruling, we incurred $2.3 million and $3.0 million of Virginia state taxes related to the deemed distributions for the years ended March 31, 2020 and 2019, respectively, which were included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations and in Other Liabilities on our Consolidated Statements of Assets and Liabilities as of March 31, 2020 and 2019, respectively, and which were paid subsequent to March 31, 2020.

The components of our net assets on a tax basis were as follows:

	Year Ended March 31,
	2021	2020
Common stock	$33	$33
Capital in excess of par value	400,796	401,023
Cumulative unrealized (depreciation) appreciation of investments	(30,497)	(44,598)
Undistributed ordinary income	16,141	17,877
Undistributed capital gain	8,513	5,336
Other temporary differences	(12,622)	(10,640)

Net Assets	$382,364	$369,031

For the years ended March 31, 2021 and 2020, we recorded the following adjustments for estimated permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Tax Year Ended March 31,
	2021	2020
Underdistributed net investment income	$5,692	$2,142
Accumulated net realized gain in excess of distributions	(3,728)	4,334
Capital in excess of par value	(1,964)	(6,476)

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. Because we have distributed or intend to distribute 100% of our Investment Company Taxable Income and net long-term capital gains, no income tax provisions have been recorded for the years ended March 31, 2021, 2020, and 2019.

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. We incurred an excise tax of $0.5 million, $0.8 million, and $0.3 million for the calendar years ended December 31, 2020, 2019 and 2018, respectively.

Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2021 and 2020.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation, or regulatory matters will have a material adverse effect on our financial condition, results of operation, or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of March 31, 2021 and 2020, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.7 million and $2.3 million as of March 31, 2021 and 2020, respectively.

Financial Commitments and Obligations

We may have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of March 31, 2021 and 2020 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of March 31, 2021 and 2020, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of March 31, 2021 and 2020 to be immaterial.

As of March 31, 2021, the following guaranty was outstanding:

•

A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and Country Club Enterprises, LLC. The Floor Plan Facility provides Country Club Enterprises, LLC with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers.

The following table summarizes the principal balances of unused line of credit and delayed draw term loan commitments and guaranties as of March 31, 2021 and 2020, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of March 31,
	2021	2020
Unused line of credit and delayed draw term loan commitments	$3,000	$1,230
Guaranty	1,000	1,000

Total	$4,000	$2,230

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended March 31,
	2021	2020	2019	2018	2017
Per Common Share Data:
Net asset value at beginning of year (A)	$11.17	$12.40	10.85	9.95	9.22
Income from investment operations(B)
Net investment income	0.54	1.11	0.23	0.68	0.74
Net realized gain (loss) on investments and other	0.32	1.36	2.04	0.04	0.51
Taxes on deemed distributions of long-term capital gains	—	(0.31)	(0.41)	—	—
Net unrealized appreciation (depreciation) of investments and other	0.42	(2.38)	0.63	1.16	0.23

Total from investment operations	1.28	(0.22)	2.49	1.88	1.48

Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.83)	(0.75)	(0.69)	(0.84)	(0.75)
Cash distributions to common stockholders from realized gains(C)	(0.10)	(0.28)	(0.24)	(0.05)	—
Discounts, commissions, and offering costs	—	—	—	(0.03)	—
Net accretive (dilutive) effect of equity offering(D)	—	0.01	—	(0.04)	—

Total from equity capital activity	(0.93)	(1.02)	(0.93)	(0.96)	(0.75)

Other, net(B)(E)	—	0.01	(0.01)	(0.02)	—

Net asset value at end of year(A)	$11.52	$11.17	12.40	10.85	9.95

Per common share market value at beginning of year	$7.85	$11.60	10.10	9.07	7.02
Per common share market value at end of year	12.23	7.85	11.60	10.10	9.07
Total investment return(F)	70.65%	(26.23)%	24.95%	21.82%	41.58%
Common stock outstanding at end of year(A)	33,205,023	33,049,463	32,822,459	32,653,635	30,270,958

Statement of Assets and Liabilities Data:
Net assets at end of year	$382,364	$369,031	$407,110	$354,200	$301,082
Average net assets(G)	365,568	404,336	391,786	328,533	294,030

Senior Securities Data:
Total borrowings, at cost	$155,434	$54,296	$58,096	$112,096	$74,796
Mandatorily redeemable preferred stock(H)	94,371	132,250	132,250	139,150	139,150

Ratios/Supplemental Data:
Ratio of net expenses to average net assets(I)	10.58%	6.32%	13.30%	11.08%	10.02%
Ratio of net investment income to average net assets(J)	4.91	8.99	1.92	6.68	7.63

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding year, as appropriate.

(B)	Based on weighted-average basic common share data for the corresponding year.
(C)

The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.

(D)

During the year ended March 31, 2020, the accretive effect is the result of issuing common shares at a price above the then current NAV per share. During the year ended March 31, 2018, the net dilutive effect is the result of issuing common shares at a price below the then current NAV per share.

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
(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets would have been 13.33%, 9.12%, 16.45%, 14.11%, and 13.46%, for the fiscal years ended March 31, 2021, 2020, 2019, 2018, and 2017, respectively.

Had we included Virginia state taxes incurred on the deemed distributions of retained capital gains for the fiscal year ended March 31, 2020 and 2019, the ratio of net expenses to average net assets would have been 6.89% and 14.07%, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets would have been 2.16%,6.20%, (1.22)%, 3.66%, and 4.19%, for the fiscal years ended March 31, 2021, 2020, 2019, 2018, and 2017, respectively.

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

We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during at least one of the years ended March 31, 2021, 2020 and 2019.

NOTE 14. SUBSEQUENT EVENTS

Distributions and Dividends

In April 2021, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders and monthly dividends to holders of our Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series E Term Preferred Stock
April 23, 2021	April 30, 2021	$0.07		$0.13281250
May 19, 2021	May 28, 2021	0.07		0.13281250
June 8, 2021	June 17, 2021	0.06	(A)	—
June 18, 2021	June 30, 2021	0.07		0.13281250

	Total for the Quarter:	$0.27		$0.39843750

(A)	Represents a supplemental distribution to common stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Independent Registered Public Accounting Firm

Not Applicable.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Executive Compensation” and “Director Compensation For Fiscal 2021.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2021 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

	Report of Independent Registered Public Accounting Firm	83

	Consolidated Statements of Assets and Liabilities as of March 31, 2021 and 2020	85

	Consolidated Statements of Operations for the years ended March 31, 2021, 2020, and 2019	86

	Consolidated Statements of Changes in Net Assets for the years ended March 31, 2021, 2020, and 2019	88

	Consolidated Statements of Cash Flows for the years ended March 31, 2021, 2020, and 2019	89

	Consolidated Schedules of Investments as of March 31, 2021 and 2020	91

	Notes to Consolidated Financial Statements	105

2.	The following financial statement schedule is filed herewith:

	Schedule 12-14 Investments in and Advances to Affiliates	148

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock Due 2023, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

3.1.b	Certificate of Designation of 6.375% Series E Cumulative Term Preferred Stock Due 2025, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

3.1.c	Certificate of Increase of Shares Designated as 6.375% Series E Cumulative Term Preferred Stock due 2025 of Gladstone Investment Corporation incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 21, 2020.

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 15, 2020.

3.3	Certificate of Elimination of 6.25% Series D Cumulative Term Preferred Stock Due 2023*

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.25% Series D Cumulative Term Preferred Stock Due 2023 Stock Certificate, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

4.3	Specimen 6.375% Series E Cumulative Term Preferred Stock Due 2025 Stock Certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

4.4	Indenture, dated as of May 22, 2020, between Gladstone Investment Corporation and UMB Bank, National Association, as trustee incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 22, 2020.

4.5	Second Supplemental Indenture between Gladstone Investment Corporation and UMB Bank, National Association, dated as of March 2, 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed March 2, 2021.

4.6	Description of Securities*

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

10.2	Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit j to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.3	Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 814-00704), filed June 14, 2006.

10.4	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 814-00704), filed June 14, 2006.

10.5	Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated October 19, 2006, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.6	Amendment No. 1 to Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated April 14, 2009, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.7	Fifth Amended and Restated Credit Agreement, dated as of April 30, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, the Financial Institutions as party thereto, and Key Equipment Finance, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 2, 2013.

10.8	Joinder Agreement, dated as of June 12, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and EverBank Commercial Finance, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.9	Joinder Agreement, dated as of June 12, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and AloStar Bank of Commerce, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.10	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, the Financial Institutions as party thereto, and Key Equipment Finance, a division of KeyBank National Association, by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed June 30, 2014.

10.11	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and East West Bank, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.12	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Manufacturers and Traders Trust, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.13	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Customers Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.14	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Talmer Bank and Trust, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.15	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated November 16, 2016, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Keybank National Association, AloStar Bank of Commerce, Manufacturers and Traders Trust, East West Bank, Chemical Bank (as successor in interest to Talmer Bank and Trust) and Customers Bank, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 811-23191), filed November 17, 2016.

10.16	Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated January 20, 2017, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Keybank National Association, AloStar Bank of Commerce, Manufacturers and Traders Trust, East West Bank, Chemical Bank (as successor in interest to Talmer Bank and Trust) and Customers Bank, incorporated by reference to Exhibit 2.k.12 to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-204996), filed May 11, 2017.

10.17	Amendment No. 4 to Fifth Amended and Restated Credit Agreement, dated as of August 22, 2018 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 23, 2018.

10.18	Amendment No. 5 to Fifth Amended and Restated Credit Agreement, dated as of August 10, 2020 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 11, 2020.

10.19	Amendment No. 6 to Fifth Amended and Restated Credit Agreement, dated as of March 8, 2021 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed March 8, 2021.

14	Code of Ethics and Business Conduct, updated January 28, 2013, incorporated by reference to Exhibit 2.r to the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181979), filed June 7, 2013.

21*	Subsidiaries of the Registrant.

23.1*	Consent of Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 11, 2021	By:	/s/ JULIA RYAN
Julia Ryan
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 11, 2021	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 11, 2021	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman and Chief Operating Officer

Date: May 11, 2021	By:	/s/ JULIA RYAN
Julia Ryan
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 11, 2021	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 11, 2021	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 11, 2021	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 11, 2021	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

Date: May 11, 2021	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

Date: May 11, 2021	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)	Value as of March 31, 2020	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2021
AFFILIATE INVESTMENTS—80.9%
Secured First Lien Debt—47.6%
Beverage, Food, and Tobacco—2.4%
Head Country, Inc.—Term Debt (L+10.5%, 12.5% Cash, Due 2/2023)	$9,050	$—	$1,147	$9,050	$—	$—	$—	$9,050
Chemicals, Plastics, and Rubber—6.0%
PSI Molded Plastics, Inc.—Term Debt (L+5.5%, 7.0% Cash, Due 1/2024)(P)	26,618	—	973	—	17,114	—	5,871	22,985
Diversified/Conglomerate Manufacturing—5.4%
D.P.M.S., Inc.—Line of Credit, $0 Available (L+6.5%, 9.0% Cash (0.5% Unused Fee), Due 10/2023)	1,500	—	117	1,250	250	—	—	1,500
D.P.M.S., Inc.—Term Debt (10.0% Cash, Due 10/2023)(M)	10,796	—	1,095	10,796	—	—	(5,045)	5,751
Edge Adhesives Holdings, Inc.—Line of Credit, $0 available (L+8.0%, 10.0% Cash, Due 9/2021)	1,020	—	87	395	600	—	10	1,005

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)	Value as of March 31, 2020	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2021
Edge Adhesives Holdings, Inc.—Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)	$9,300	$—	$1,179	$8,742	$—	$—	$419	$9,161
Edge Adhesives Holdings, Inc.—Term Debt (L+11.8%, 13.8% Cash, Due 2/2022)	3,000	—	418	2,820	—	—	135	2,955

		—	2,896	24,003	850	—	(4,481)	20,372
Diversified/Conglomerate Services—13.3%
ImageWorks Display and Marketing Group, Inc. —Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)	22,000	—	2,900	22,000	—	—	—	22,000
The Maids International, LLC—Line of Credit(N)	—	—	24	1,000	—	(1,000)	—	—
The Maids International, LLC—Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)	28,560	—	3,088	28,560	—	—	—	28,560

		—	6,012	51,560	—	(1,000)	—	50,560

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)	Value as of March 31, 2020	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2021
Home and Office Furnishings, Housewares, and Durable Consumer Products—7.1%
Old World Christmas, Inc. —Term Debt (L+9.5%, 11/0% Cash, Due 12/2025)(O)	$27,000	$—	$866	$—	$27,000	$—	$—	$27,000
Leisure, Amusement, Motion Pictures, and Entertainment —2.3%
SOG Specialty Knives & Tools, LLC—Term Debt (Due 12/2023)(L)	538	—	—	538	—	—	—	538
SOG Specialty Knives & Tools, LLC—Term Debt (L+4.0%, 6.0% Cash, Due 12/2023)	8,399	—	169	8,399	—	—	—	8,399

		—	169	8,937	—	—	—	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) —7.0%
The Mountain Corporation —Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 4/2021)(K)	3,400	—	—	3,400	—	—	—	3,400
Pioneer Square Brands, Inc. —Term Debt (L+12.0%, 13.0% Cash, Due 8/2022)	23,100	—	4,562	23,100	—	—	115	23,215

		—	4,562	26,500	—	—	115	26,615
Telecommunications—4.1%
B+T Group Acquisition, Inc.—Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(K)	2,800	—	—	2,632	—	—	(35)	2,597

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)	Value as of March 31, 2020	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2021
B+T Group Acquisition, Inc.—Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(K)	$14,000	$—	$—	$13,160	$—	$—	$(175)	$12,985

		—	—	15,792	—	—	(210)	15,582

Total Secured First Lien Debt		$—	$16,625	$135,842	$44,964	$(1,000)	$1,295	$181,101

Secured Second Lien Debt—12.6%
Chemicals, Plastics, and Rubber—0.0%
PSI Molded Plastics, Inc. —Term Debt (L+5.5%, 7.0% Cash, Due 1/2024)(P)	—	$—	$—	$16,737	$—	$(17,114)	$377	$—

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)	Value as of March 31, 2020	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2021
Diversified/Conglomerate Services —12.0%
J.R. Hobbs Co.—Atlanta, LLC —Line of Credit, $0 available (L+6.0%, 8.0% Cash, Due 10/2024)	$10,000	$—	$811	$10,000	$—	$—	$(25)	$9,975
J.R. Hobbs Co.—Atlanta, LLC —Term Debt (L+10.3%, 11.8% Cash, Due 10/2024)	36,000	—	4,289	36,000	—	—	(90)	35,910

		—	5,100	46,000	—	—	(115)	45,885
Personal and Non-Durable Consumer Products (Manufacturing Only) —0.6%
The Mountain Corporation —Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(K)	11,700	—	—	2,572	—	—	(723)	1,849
The Mountain Corporation —Delayed Draw Term Debt, $0 available (L+4.0%, 7.0% Cash, Due 4/2024)(K)(O)	1,500	—	—	—	1,500	—	(1,263)	237

		—	—	2,572	1,500	—	(1,986)	2,086

Total Secured Second Lien Debt		$—	$5,100	$65,309	$1,500	$(17,114)	$(1,724)	$47,971

Preferred Equity—20.7%
Beverage, Food, and Tobacco —1.7%
Head Country, Inc.—Preferred Stock	4,000	$—	$—	$3,495	—	$—	$2,974	$6,469
Chemicals, Plastics, and Rubber —0.0%
PSI Molded Plastics, Inc. —Preferred Stock	158,598	—	—	—	8,000	—	(8,000)	—

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)	Value as of March 31, 2020	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2021
Diversified/Conglomerate Manufacturing—0.0%
Channel Technologies Group, LLC —Preferred Stock	2,279	$—	$—	$—	$—	$—	$—	$—
Edge Adhesives Holdings, Inc. —Preferred Stock	8,199	—	—	—	—	—	—	—

		—	—	—	—	—	—	—
Diversified/Conglomerate Services —3.5%
ImageWorks Display and Marketing
Group, Inc.—Preferred Stock	67,490	—	—	8,265	—	—	1,554	9,819
J.R. Hobbs Co.—Atlanta, LLC – Preferred Stock	10,920	—	—	—	—	—	—	—
The Maids International, LLC— Preferred Stock	6,640	—	—	5,339	—	—	(1,779)	3,560

		—	—	13,604	—	—	(225)	13,379
Home and Office Furnishings, Housewares, and Durable Consumer Products—5.3%
Old World Christmas, Inc.—Preferred Stock	6,180	3,544	2,992	19,588	1,270	(7,450)	6,840	20,248
Leisure, Amusement, Motion Pictures, and Entertainment —1.8%
SOG Specialty Knives & Tools, LLC —Preferred Stock	14,949	—	—	390	—	—	6,364	6,754
Personal and Non-Durable Consumer Products (Manufacturing Only)—8.4%
The Mountain Corporation—Preferred Stock	6,899	—	—	—	—	—	—	—
Pioneer Square Brands, Inc.—Preferred Stock	5,502	—	3,173	5,760	—	—	26,295	32,055

		—	3,173	5,760	—	—	26,295	32,055

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)	Value as of March 31, 2020	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2021
Telecommunications—0.0%
B+T Group Acquisition, Inc.—Preferred Stock	14,304	$—	$—	$—	$—	$—	$—	$—

Total Preferred Equity		$3,544	$6,165	$42,837	$9,270	$(7,450)	$34,248	$78,905

Common Equity/Equivalents—0.0%
Diversified/Conglomerate Manufacturing—0.0%
Channel Technologies Group, LLC—Common Stock	2,319,184	$—	$—	$—	$—	$—	$—	$—
D.P.M.S., Inc.—Common Stock	627	—	—	—	—	—	—	—

		—	—	—	—	—	—	—
Diversified/Conglomerate Services—0.0%
Nth Degree Investment Group, LLC—Common Stock	14,360,000	113	—	3,649	—	—	(3,649)	—
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.0%
The Mountain Corporation—Common Stock	751	—	—	—	—	—	—	—
Telecommunications—0.0%
B+T Group Acquisition, Inc.—Common Stock Warrants	3.5%	—	—	—	—	—	—	—

Total Common Equity/Equivalents		$113	$—	$3,649	$—	$—	$(3,649)	$—

TOTAL AFFILIATE INVESTMENTS		$3,657	$27,890	$247,637	$55,734	$(25,564)	$30,170	$307,977

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)	Value as of March 31, 2020	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2021
CONTROL INVESTMENTS—7.2%:
Secured Second Lien Debt—3.4%
Aerospace and Defense—3.4%
Galaxy Tool Holding Corporation—Line of Credit, $0 available (L+4.5%, 6.5% Cash (0.5% Unused Fee), Due 8/2023)	$5,000	$—	$330	$5,000	$—	$—	$—	$5,000
Galaxy Tool Holding Corporation—Term Debt (L+6.0%, 10.0% Cash, Due 8/2023)	8,000	—	590	5,000	3,000	—	—	8,000

		$—	$920	$10,000	$3,000	$—	$—	$13,000
Preferred Equity—3.8%
Aerospace and Defense—3.8%
Galaxy Tool Holding Corporation—Preferred Stock	5,517,444	$—	$—	$16,158	$—	$—	$(1,528)	$14,630
Common Equity—0.0%
Aerospace and Defense—0.0%
Galaxy Tool Holding Corporation—Common Stock	88,843	—	—	—	—	—	—	—

TOTAL CONTROL INVESTMENTS		$—	$920	$26,158	$3,000	$—	$(1,528)	$27,630

TOTAL AFFILIATE AND CONTROL INVESTMENTS		$3,657	$28,810	$273,795	$58,734	$(25,564)	$28,642	$335,607

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

(A)

Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $524.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2021, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.

(B)	Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted.
(C)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”), which was 0.1% as of March 31, 2021. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2021.
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

(K)	Debt security is on non-accrual status.
(L)	Debt security does not have a stated current interest rate.
(M)	Debt security has a fixed interest rate.
(N)	Investment was exited/paid off during the year ended March 31, 2021.
(O)	New investment during the year ended March 31, 2021.
(P)	PSI Molded Plastics, Inc.’s term debt was transferred from second lien to first lien debt during the year ended March 31, 2021.
(Q)	Net realized gain (loss) excludes amounts related to portfolio companies no longer in the portfolio for the periods presented.
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