Form 10-Q
period 2021-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2021-08-02
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of July 30, 2021 was 33,205,023.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2021	March 31, 2021
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $307,652 and $297,400, respectively)	$325,375	$298,222
Affiliate investments (Cost of $328,650 and $341,651, respectively)	324,185	307,977
Control investments (Cost of $24,512 and $24,512, respectively)	29,034	27,630
Cash and cash equivalents	26,796	2,062
Restricted cash and cash equivalents	481	336
Interest receivable	2,563	3,369
Due from administrative agent	1,823	1,164
Deferred financing costs, net	1,299	1,359
Other assets, net	1,636	1,612

TOTAL ASSETS	$713,192	$643,731

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $41,900 and $22,400, respectively)	$41,900	$22,400
Notes payable, net	124,057	123,883
Secured borrowing	5,096	5,096

Total borrowings	171,053	151,379
Mandatorily redeemable preferred stock, $0.001 par value per share, $25.00 liquidation preference per share; 5,990,000 shares authorized; 3,774,853 shares issued and outstanding, net	92,332	92,209
Accounts payable and accrued expenses	1,464	563
Interest payable	1,162	591
Fees due to Adviser(A)	25,409	15,664
Fee due to Administrator(A)	671	577
Other liabilities	563	384

TOTAL LIABILITIES	$292,654	$261,367

Commitments and contingencies(B)
NET ASSETS	$420,538	$382,364

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 33,205,023 shares issued and outstanding	$33	$33
Capital in excess of par value	400,223	400,796
Cumulative net unrealized appreciation (depreciation) of investments	17,780	(29,734)
(Overdistributed) underdistributed net investment income	(7,190)	2,592
Accumulated net realized gain in excess of distributions	9,692	8,677

Total distributable earnings	20,282	(18,465)

TOTAL NET ASSETS	$420,538	$382,364

NET ASSET VALUE PER SHARE	$12.66	$11.52

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2021	2020
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$6,877	$5,964
Affiliate investments	8,831	4,348
Control investments	284	209
Cash and cash equivalents	—	4

Total interest income	15,992	10,525
Dividend income
Non-Control/Non-Affiliate investments	2	—

Total dividend income	2	—
Success fee income
Non-Control/Non-Affiliate investments	—	182
Affiliate investments	2,032	—

Total success fee income	2,032	182

Total investment income	18,026	10,707

EXPENSES
Base management fee(A)	3,320	2,856
Loan servicing fee(A)	1,868	1,709
Incentive fee(A)	12,248	(754)
Administration fee(A)	399	446
Interest expense on borrowings	2,300	917
Dividends on mandatorily redeemable preferred stock	1,504	2,102
Amortization of deferred financing costs and discounts	456	374
Professional fees	306	571
Other general and administrative expenses	1,048	757

Expenses before credits from Adviser	23,449	8,978

Credits to base management fee – loan servicing fee(A)	(1,868)	(1,709)
Credits to fees from Adviser—other(A)	(1,251)	(735)

Total expenses, net of credits to fees	20,330	6,534

NET INVESTMENT (LOSS) INCOME	(2,304)	4,173

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	143	13
Affiliate investments	1,786	740

Total net realized gain	1,929	753
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	16,902	(8,938)
Affiliate investments	29,208	1,358
Control investments	1,404	2,693

Total net unrealized appreciation (depreciation)	47,514	(4,887)

Net realized and unrealized gain (loss)	49,443	(4,134)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$47,139	$39

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2021	2020
BASIC AND DILUTED PER COMMON SHARE:
Net investment (loss) income	$(0.07)	$0.13

Net increase in net assets resulting from operations	$1.42	$—

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,205,023	33,091,662

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2021	2020
NET ASSETS, MARCH 31	$382,364	$369,031

OPERATIONS
Net investment (loss) income	(2,304)	4,173
Net realized gain on investments	1,929	753
Net unrealized appreciation (depreciation) of investments	47,514	(4,887)

Net increase in net assets from operations	47,139	39

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.20 and $0.28 per share, respectively)	(6,593)	(9,272)
Distributions to common stockholders from net realized gains ($0.07 and $0.02 per share, respectively)	(2,372)	(666)

Net decrease in net assets from distributions	(8,965)	(9,938)

CAPITAL ACTIVITY
Issuance of common stock	—	1,772
Discounts, commissions, and offering costs for issuance of common stock	—	(35)

Net increase in net assets from capital activity	—	1,737

NET INCREASE (DECREASE) IN NET ASSETS	38,174	(8,162)

NET ASSETS, JUNE 30	$420,538	$360,869

(A)	Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$47,139	$39
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(17,150)	(300)
Principal repayments of investments	14,060	—
Net proceeds from the sale of investments	7,775	620
Net realized gain on investments	(1,929)	(753)
Net unrealized (appreciation) depreciation of investments	(47,514)	4,887
Amortization of premiums, discounts, and acquisition costs, net	(5)	(5)
Amortization of deferred financing costs and discounts	456	374
Bad debt expense, net of recoveries	55	74
Changes in assets and liabilities:
Decrease in interest receivable	806	912
Increase in due from administrative agent	(659)	(560)
Increase in other assets, net	(68)	(231)
Increase in accounts payable and accrued expenses	901	190
Increase (decrease) in interest payable	571	(5)
Increase in fees due to Adviser(A)	9,708	313
Increase in fee due to Administrator(A)	94	152
Increase (decrease) in other liabilities	179	(10,837)

Net cash provided by (used in) operating activities	14,419	(5,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1,772
Discounts, commissions, and offering costs for issuance of common stock	—	(31)
Proceeds from line of credit	29,800	18,200
Repayments on line of credit	(10,300)	(7,900)
Proceeds from issuance of mandatorily redeemable preferred stock	—	2,321
Deferred financing and offering costs	(75)	(285)
Distributions paid to common stockholders	(8,965)	(9,938)

Net cash provided by financing activities	10,460	4,139

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	24,879	(991)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,398	4,060

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$27,277	$3,069

CASH PAID FOR INTEREST	$1,339	$554

NON-CASH ACTIVITIES	$—	$—

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 77.4%
Secured First Lien Debt – 45.7%
Diversified/Conglomerate Manufacturing – 1.1%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2022)(K)	$1,150	$1,150	$1,136
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(K)	3,200	3,200	3,160

		4,350	4,296
Diversified/Conglomerate Services – 28.0%
Bassett Creek Services, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(L)	37,500	37,500	37,500
Counsel Press, Inc. – Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(L)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(L)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(L)	27,700	27,700	27,700
Mason West, LLC – Term Debt (L+10.0%, 12.5% Cash, Due 7/2025)(L)	25,250	25,250	25,250

		117,950	117,950
Healthcare, Education, and Childcare – 4.8%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023)(L)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.8%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	6,850	6,850	6,850

		24,550	24,550
Leisure, Amusement, Motion Pictures, and Entertainment – 5.1%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	8,500	8,500	8,500

		21,581	21,581
Hotels, Motels, Inns, and Gaming Total – 0.9%
Nocturne Villa Rentals, Inc. – Line of Credit, $2,200 available (L+8.0%, 10.0% Cash, Due 7/2022) (L)	800	800	800
Nocturne Villa Rentals, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 7/2026) (L)	2,850	2,850	2,850

		3,650	3,650

Total Secured First Lien Debt		$192,081	$192,027

Secured Second Lien Debt – 10.0%
Automobile – 0.9%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,950
Country Club Enterprises, LLC – Guaranty ($1,000)(T)	—	—	—

		4,000	3,950
Cargo Transport – 3.1%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(K)	13,000	12,974	12,967

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.2%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2025)(H)(L)	13,300	13,300	13,300

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 2.8%
SBS Industries Holdings, Inc. – Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(G)(L)	11,736	11,736	11,736

Total Secured Second Lien Debt		$42,010	$41,953

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Preferred Equity – 21.3%

Diversified/Conglomerate Services – 9.9%
Bassett Creek Services, Inc. – Preferred Stock(C)(L)	4,900	$4,900	$2,169
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	23,489
Horizon Facilities Services, Inc. – Preferred Stock(C)(L)	10,080	10,080	7,097
Mason West, LLC – Preferred Stock(C)(L)	11,206	11,206	8,883

		33,181	41,638
Healthcare, Education, and Childcare – 3.9%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	16,398

Home and Office Furnishings, Housewares, and Durable Consumer Products – 2.4%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	6,653	6,653	2,186
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	8,148

		16,236	10,334
Hotels, Motels, Inns, and Gaming Total -1.6%
Nocturne Villa Rentals, Inc.- Preferred Stock (C)(L)	6,600	6,600	6,600

Leisure, Amusement, Motion Pictures, and Entertainment – 2.9%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	12,181

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.6%
SBS Industries Holdings, Inc. – Preferred Stock(C)(L)	27,705	2,771	2,574

Total Preferred Equity		$71,348	$89,725

Common Equity/Equivalents – 0.4%
Cargo Transport – 0.4%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$1,579

Diversified/Conglomerate Manufacturing – 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(L)	3,195	1,452	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Common Stock(C)(L)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	6,290	31	91

Total Common Equity/Equivalents		$2,213	$1,670

Total Non-Control/Non-Affiliate Investments		$307,652	$325,375

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
AFFILIATE INVESTMENTS(O) – 77.2%

Secured First Lien Debt – 53.5%

Chemicals, Plastics, and Rubber – 6.3%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 7.0% Cash, Due 1/2024)(L)	26,618	26,618	26,618

Diversified/Conglomerate Manufacturing – 3.8%
D.P.M.S., Inc. – Line of Credit, $0 available (L+6.5%, 9.0% Cash (0.5% Unused Fee), Due 10/2023)(L)	1,500	1,500	1,500
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2023)(I)(L)	10,796	10,796	5,841
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)(K)	8,310	8,310	8,290

		20,606	15,631
Diversified/Conglomerate Services – 24.5%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+6.0%, 8.0% Cash, Due 10/2024)(K)	36,000	36,000	36,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024)(K)	16,500	16,500	16,500
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(L)	28,560	28,560	28,560

		103,060	103,060
Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.4%
Old World Christmas, Inc. – Secured First Lien Term Loan (L+9.5%, 11.0% Cash, Due 12/2025)(L)	27,000	27,000	27,000
Leisure, Amusement, Motion Pictures, and Entertainment – 2.1%
SOG Specialty Knives & Tools, LLC – Term Debt (Due 12/2023)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.0% Cash, Due 12/2023)(L)	8,399	8,399	8,399

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.4%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 5/2022)(G)(L)	3,400	3,400	3,400
The Mountain Corporation – Line of Credit, $100 available (L+5.0%, 9.0% Cash, Due 5/2022)(G)(L)	400	400	400
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.0% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		26,900	26,900
Telecommunications – 4.0%
B+T Group Acquisition, Inc.(M) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(L)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(L)	14,000	14,000	14,000

		16,800	16,800

Total Secured First Lien Debt		$229,921	$224,946

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 0.5%

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.5%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	1,853
The Mountain Corporation – Delayed Draw Term Debt, $0 available (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	1,500	1,500	238

		13,200	2,091

Total Secured Second Lien Debt		$13,200	$2,091

Preferred Equity – 23.1%

Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	158,598	19,730	—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	8,199	8,199	—

Diversified/Conglomerate Services – 3.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	12,183
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(L)	6,640	6,640	2,741

		24,309	14,924
Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.9%
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	—	28,898

Leisure, Amusement, Motion Pictures, and Entertainment – 3.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	14,949	14,949	12,539

Personal and Non-Durable Consumer Products (Manufacturing Only) – 7.3%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	30,708

		12,399	30,708
Telecommunications – 2.3%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	14,304	4,722	9,637

Total Preferred Equity		$84,308	$96,706

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Common Equity/Equivalents – 0.1%

Diversified/Conglomerate Manufacturing – 0.0%
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

Diversified/Conglomerate Services – 0.0%
Nth Degree Investment Group, LLC – Common Stock(C)(L)	14,360,000	1,219	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Telecommunications – 0.1%
B+T Group Acquisition, Inc.(M) – Common Stock Warrant(C)(L)	3.5%	—	442

Total Common Equity/Equivalents		$1,221	$442

Total Affiliate Investments		$328,650	$324,185

CONTROL INVESTMENTS(P) – 6.9%:

Secured Second Lien Debt – 3.1%

Aerospace and Defense – 3.1%
Galaxy Technologies, Inc. – Line of Credit, $0 available (L+4.5%, 6.5% Cash (0.5% Unused Fee), Due 8/2023)(L)	$5,000	$5,000	$5,000
Galaxy Technologies, Inc. – Term Debt (L+6.0%, 10.0% Cash, Due 8/2023)(L)	8,000	8,000	8,000

		$13,000	$13,000

Preferred Equity – 3.8%
Aerospace and Defense – 3.8%
Galaxy Technologies, Inc. – Preferred Stock(C)(L)	5,517,444	$11,464	$16,034

Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Technologies, Inc. – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$24,512	$29,034

TOTAL INVESTMENTS – 161.5%		$660,814	$678,594

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $523.6 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2021, our investment in Funko Acquisition Holdings, LLC (“Funko”) was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.1% as of June 30, 2021. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2021.
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
(H)

$5.1 million of the debt security was participated to a third-party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2021.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 77.9%

Secured First Lien Debt – 48.9%

Diversified/Conglomerate Manufacturing – 1.1%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2022)(L)	$1,150	$1,150	$1,150
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(L)	3,200	3,200	3,200

		4,350	4,350
Diversified/Conglomerate Services – 30.6%
Bassett Creek Services, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(K)	37,500	37,500	36,656
Counsel Press, Inc. – Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(L)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(L)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(G)(L)	27,700	27,700	27,700
Mason West, LLC – Line of Credit, $3,000 available (L+8.0%, 10.0% Cash, Due 7/2021)(L)	—	—	—
Mason West, LLC – Term Debt (L+10.0%, 12.5% Cash, Due 7/2025)(L)	25,250	25,250	25,250

		117,950	117,106
Healthcare, Education, and Childcare – 5.2%

Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023)(L)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.4%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	6,850	6,850	6,850

		24,550	24,550
Leisure, Amusement, Motion Pictures, and Entertainment – 5.6%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	8,500	8,500	8,500

		21,581	21,581

Total Secured First Lien Debt		$188,431	$187,587

Secured Second Lien Debt – 11.0%
Automobile – 1.0%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 2/2022)(K)	$4,000	$4,000	$3,890
Country Club Enterprises, LLC – Guaranty ($1,000)(T)	—	—	—

		4,000	3,890
Cargo Transport – 3.4%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(Q)	13,000	12,970	13,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.5%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2025)(H)(L)	13,300	13,300	13,300

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.1%
SBS Industries Holdings, Inc. – Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(L)	11,736	11,736	11,736

Total Secured Second Lien Debt		$42,006	$41,926

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Preferred Equity – 17.3%
Diversified/Conglomerate Services – 9.2%
Bassett Creek Services, Inc. – Preferred Stock(C)(L)	4,900	$4,900	$—
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	21,348
Horizon Facilities Services, Inc. – Preferred Stock(C)(L)	10,080	10,080	3,663
Mason West, LLC – Preferred Stock(C)(L)	11,206	11,206	9,774

		33,181	34,785
Healthcare, Education, and Childcare – 2.9%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	11,194
Home and Office Furnishings, Housewares, and Durable Consumer Products – 2.5%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	6,653	6,653	1,015
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	8,550

		16,236	9,565
Leisure, Amusement, Motion Pictures, and Entertainment – 2.1%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	7,936
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.6%
SBS Industries Holdings, Inc. – Preferred Stock(C)(L)	27,705	2,771	2,463

Total Preferred Equity		$64,748	$65,943

Common Equity/Equivalents – 0.7%
Cargo Transport – 0.6%
Diligent Delivery Systems – Common Stock Warrants(C)(Q)	8%	$500	$2,211
Diversified/Conglomerate Manufacturing – 0.1%
Phoenix Door Systems, Inc. – Common Stock(C)(L)	3,195	1,452	460
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Common Stock(C)(L)	221,500	222	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	7,178	33	95

Total Common Equity/Equivalents		$2,215	$2,766

Total Non-Control/Non-Affiliate Investments		$297,400	$298,222

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
AFFILIATE INVESTMENTS(O) – 80.9%
Secured First Lien Debt – 47.6%
Beverage, Food, and Tobacco – 2.4%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2023)(L)	$9,050	$9,050	$9,050
Chemicals, Plastics, and Rubber – 6.0%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 7.0% Cash, Due 1/2024)(L)	26,618	26,618	22,985
Diversified/Conglomerate Manufacturing – 5.4%
D.P.M.S., Inc. – Line of Credit, $0 available (L+6.5%, 9.0% Cash (0.5% Unused Fee), Due 10/2023)(L)	1,500	1,500	1,500
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2023)(I)(L)	10,796	10,796	5,751
Edge Adhesives Holdings, Inc.(M) – Line of Credit, $0 available (L+8.0%, 10.0% Cash, Due 9/2021)(K)	1,020	1,020	1,005
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)(K)	9,300	9,300	9,161
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2022)(K)	3,000	3,000	2,955

		25,616	20,372
Diversified/Conglomerate Services – 13.3%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(L)	28,560	28,560	28,560

		50,560	50,560
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.1%
Old World Christmas, Inc. – Secured First Lien Term Loan (L+9.5%, 11.0% Cash, Due 12/2025)(L)	27,000	27,000	27,000
Leisure, Amusement, Motion Pictures, and Entertainment – 2.3%
SOG Specialty Knives & Tools, LLC – Term Debt (Due 12/2023)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.0% Cash, Due 12/2023)(L)	8,399	8,399	8,399

		8,937	8,937
Personal and Non-Durable Consumer Products (Manufacturing Only) – 7.0%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 4/2021)(G)(L)	3,400	3,400	3,400
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.0% Cash, Due 8/2022)(Q)	23,100	23,100	23,215

		26,500	26,615
Telecommunications – 4.1%
B+T Group Acquisition, Inc.(M) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	2,800	2,800	2,597
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(G)(K)	14,000	14,000	12,985

		16,800	15,582

Total Secured First Lien Debt		$191,081	$181,101

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 12.6%
Diversified/Conglomerate Services – 12.0%
J.R. Hobbs Co. – Atlanta, LLC – Line of Credit, $0 available (L+6.0%, 8.0% Cash, Due 10/2024)(K)	$10,000	$10,000	$9,975
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024)(K)	36,000	36,000	35,910

		46,000	45,885
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.6%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	11,700	11,700	1,849
The Mountain Corporation – Delayed Draw Term Debt, $0 available (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	1,500	1,500	237

		13,200	2,086

Total Secured Second Lien Debt		$59,200	$47,971

Preferred Equity – 20.7%
Beverage, Food, and Tobacco – 1.7%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	$4,000	$6,469
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	158,598	19,730	—
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	8,199	8,199	—

		10,040	—
Diversified/Conglomerate Services – 3.5%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	9,819
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(L)	6,640	6,640	3,560

		24,309	13,379
Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.3%
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	—	20,248
Leisure, Amusement, Motion Pictures, and Entertainment – 1.8%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	14,949	14,949	6,754
Personal and Non-Durable Consumer Products (Manufacturing Only) – 8.4%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(Q)	5,502	5,500	32,055

		12,399	32,055
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	14,304	4,722	—

Total Preferred Equity		$90,149	$78,905

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Common Equity/Equivalents – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	$—	$—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		1	—
Diversified/Conglomerate Services – 0.0%
Nth Degree Investment Group, LLC – Common Stock(C)(L)	14,360,000	1,219	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Common Stock Warrant(C)(L)	3.5%	—	—

Total Common Equity/Equivalents		$1,221	$—

Total Affiliate Investments		$341,651	$307,977

CONTROL INVESTMENTS(P) – 7.2%:
Secured Second Lien Debt – 3.4%
Aerospace and Defense – 3.4%
Galaxy Technologies, Inc. – Line of Credit, $0 available (L+4.5%, 6.5% Cash (0.5% Unused Fee), Due 8/2023)(L)	$5,000	$5,000	$5,000
Galaxy Technologies, Inc. – Term Debt (L+6.0%, 10.0% Cash, Due 8/2023)(L)	8,000	8,000	8,000

		$13,000	$13,000

Preferred Equity – 3.8%
Aerospace and Defense – 3.8%
Galaxy Technologies, Inc. – Preferred Stock(C)(L)	5,517,444	$11,464	$14,630
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Technologies, Inc. – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$24,512	$27,630

TOTAL INVESTMENTS – 166.0%		$663,563	$633,829

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

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR, which was 0.1% as of March 31, 2021. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

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

(T)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(U)	Reserved.
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

JUNE 30, 2021

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

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and a U.S. Securities and Exchange Commission (“SEC”) registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, pursuant to an administration agreement (the “Administration Agreement”). Refer to Note 4 — Related Party Transactions for more information regarding these arrangements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2022 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC on May 11, 2021.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2021, our loans to The Mountain Corporation (“The Mountain”) and SBS Industries Holdings, Inc. were on non-accrual status, with an aggregate debt cost basis of $28.7 million, or 5.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $17.6 million, or 3.7% of the fair value of all debt investments in our portfolio. As of March 31, 2021, our loans to B+T Group Acquisition, Inc., Horizon Facilities Services, Inc., and The Mountain were on non-accrual status, with an aggregate debt cost basis of $61.1 million, or 12.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $48.8 million, or 10.3% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of June 30, 2021 and March 31, 2021, we did not have any loans with a PIK interest component.

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

As of June 30, 2021 and March 31, 2021, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and March 31, 2021, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of June 30, 2021:
Secured first lien debt	$416,973	$—	$—		$416,973
Secured second lien debt	57,044	—	—		57,044
Preferred equity	202,465	—	—		202,465
Common equity/equivalents	2,112	—	91	(A)	2,021

Total Investments as of June 30, 2021	$678,594	$—	$91		$678,503

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2021:
Secured first lien debt	$368,688	$—	$—		$368,688
Secured second lien debt	102,897	—	—		102,897
Preferred equity	159,478	—	—		159,478
Common equity/equivalents	2,766	—	95	(A)	2,671

Total Investments as of March 31, 2021	$633,829	$—	$95		$633,734

(A)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of June 30, 2021 and March 31, 2021, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	June 30, 2021	March 31, 2021
Non-Control/Non-Affiliate Investments
Secured first lien debt	$192,027	$187,587
Secured second lien debt	41,953	41,926
Preferred equity	89,725	65,943
Common equity/equivalents(A)	1,579	2,671

Total Non-Control/Non-Affiliate Investments	325,284	298,127

Affiliate Investments
Secured first lien debt	224,946	181,101
Secured second lien debt	2,091	47,971
Preferred equity	96,706	78,905
Common equity/equivalents	442	—

Total Affiliate Investments	324,185	307,977

Control Investments
Secured first lien debt	—	—
Secured second lien debt	13,000	13,000
Preferred equity	16,034	14,630
Common equity/equivalents	—	—

Total Control Investments	29,034	27,630

Total investments at fair value using Level 3 inputs	$678,503	$633,734

(A)	Excludes our investment in Funko with a fair value of $91 and $95 as of June 30, 2021 and March 31, 2021, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of June 30, 2021 and March 31, 2021. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of			Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	June 30, 2021	March 31, 2021				June 30, 2021	March 31, 2021
Secured first lien debt	$351,888	$303,330	(A)	TEV	EBITDA multiple	3.9x – 8.0x / 6.8x	4.6x – 8.0x / 7.0x
					EBITDA	$1,397 – $20,969 / $7,414	$1,403 – $9,500 / $5,746
					Revenue multiple	0.7x – 0.7x / 0.7x	0.6x – 0.7x / 0.6x
					Revenue	$14,298 – $14,298 / $14,298	$14,474 – $30,537 / $26,110
	65,085	65,358		Yield Analysis	Discount Rate	8.0% – 13.5% / 11.0%	13.3% – 17.9% / 14.7%
Secured second lien debt	40,126	53,122	(B)	TEV	EBITDA multiple	6.0x – 6.7x / 6.4x	5.9x – 6.6x / 6.2x
					EBITDA	$4,650 – $5,017 / $4,859	$4,551 – $5,100 / $4,772
					Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x
					Revenue	$14,298 – $14,298 / $14,298	$14,474 – $14,474 / $14,474
	16,918	49,775		Yield Analysis	Discount Rate	11.8% – 12.3% / 11.9%	8.1% – 13.5% / 11.2%
Preferred equity	202,465	159,478	(C)	TEV	EBITDA multiple	3.9x – 8.0x / 6.5x	5.6x – 8.0 / 6.6 x
					EBITDA	$1,809 – $20,969 / $6,329	$2,587– $9,720 / $5,938
					Revenue multiple	0.7x – 0.7x / 0.7x	0.6x – 0.7x / 0.6x
					Revenue	$14,298 – $14,298 / $14,298	$14,474 – $30,537 / $25,465
Common equity/equivalents(E)	2,021	2,671	(D)	TEV	EBITDA multiple	4.6x – 8.0x / 6.2x	4.6x – 7.1x / 5.7x
					EBITDA	$856 – $12,964 / $5,163	$1,403 – $7,135 / $4,132
					Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x
					Revenue	$14,298 – $14,298 / $14,298	$14,474 – $14,474 / $14,474

Total	$678,503	$633,734

(A)	Fair value as of March 31, 2021 includes one proprietary debt investment with a fair value of $23.2 million, which was valued at the expected payoff amount as the unobservable input.
(B)	Fair value as of March 31, 2021 includes one proprietary debt investment with a fair value of $13.0 million, which was valued at the expected payoff amount as the unobservable input.
(C)	Fair value as of March 31, 2021 includes one proprietary equity investment with a fair value of $32.1 million, which was valued at the expected exit amount as the unobservable input.
(D)	Fair value as of March 31, 2021 includes one proprietary equity investment with a fair value of $2.2 million, which was valued at the expected exit amount as the unobservable input.
(E)	Fair value as of both June 30, 2021 and March 31, 2021 excludes our investment in Funko with a fair value of $91 and $95, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months ended June 30, 2021 and 2020 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended June 30, 2021:
Fair value as of March 31, 2021	$368,688	$102,897	$159,478	$2,671	$633,734
Total gain (loss):
Net realized gain (loss)(A)	—	—	1,786	—	1,786
Net unrealized appreciation (depreciation)(B)	5,850	27	42,855	(650)	48,082
Reversal of previously recorded (appreciation) depreciation upon realization(B)	60	—	(628)	—	(568)
New investments, repayments and settlements(C):
Issuances / originations	4,050	6,505	6,600		17,155
Settlements / repayments	(14,060)	—	—	—	(14,060)
Sales	—	—	(7,626)	—	(7,626)
Transfers(D)	52,385	(52,385)	—	—	—

Fair value as of June 30, 2021	$416,973	$57,044	$202,465	$2,021	$678,503

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended June 30, 2020:
Fair value as of March 31, 2020	$308,248	$123,340	$119,849	$14,454	$565,891
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	(2,570)	(561)	2,388	(4,159)	(4,902)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	100	205	—	—	305
Settlements / repayments	—	—	—	—	—
Sales	—	—	—	—	—
Transfers(D)	6,850	(6,850)	—	—	—

Fair value as of June 30, 2020	$312,628	$116,134	$122,237	$10,295	$561,294

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2021 and 2020.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2021 and 2020.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)

2021: Transfers represent secured second lien debt of J.R. Hobbs Co. – Atlanta, LLC with a total cost basis and fair value of $52.5 million and $52.4 million, respectively, which was converted into secured first lien debt during the three months ended June 30, 2021.

2020: Transfers represent secured second lien debt of Brunswick Bowling Products, Inc. with a total cost basis and fair value of $6.9 million, which was converted into secured first lien debt during the three months ended June 30, 2020.

Investment Activity

During the three months ended June 30, 2021, the following significant transactions occurred:

•	In May 2021, we dissolved our investment in Channel Technologies Group, LLC and recorded a realized loss of $1.8 million.

•

In June 2021, we invested $10.0 million in Nocturne Villa Rentals, Inc. (“Nocturne”) through a combination of secured first lien debt and preferred equity. Nocturne, headquartered in Telluride, Colorado, is a luxury vacation rental manager.

•

In June 2021, we invested an additional $6.5 million in J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) in the form of secured second lien debt. In connection with the investment, our secured second lien debt was converted to secured first lien debt.

•

In June 2021, we sold our investment in Head Country, Inc. (“Head Country”), which resulted in success fee income of $2.0 million and a realized gain of $3.6 million. In connection with the sale, we received net cash proceeds of $16.7 million, including the repayment of our debt investment of $9.1 million at par.

Investment Concentrations

As of June 30, 2021, our investment portfolio consisted of investments in 27 portfolio companies located in 18 states across 13 different industries with an aggregate fair value of $678.6 million. Our investments in Old World Christmas, Inc., Pioneer Square Brands Inc., J.R. Hobbs, Counsel Press, Inc., and Bassett Creek Services, Inc. represented our five largest portfolio investments at fair value and collectively comprised $252.9 million, or 37.1%, of our total investment portfolio at fair value as of June 30, 2021.

The following table summarizes our investments by security type as of June 30, 2021 and March 31, 2021:

	June 30, 2021				March 31, 2021
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$422,002	63.9%	$416,973	61.4%	$379,512	57.2%	$368,688	58.2%
Secured second lien debt	68,210	10.3	57,044	8.4	114,206	17.2	102,897	16.2

Total debt	490,212	74.2	474,017	69.8	493,718	74.4	471,585	74.4

Preferred equity	167,120	25.3	202,465	29.8	166,361	25.1	159,478	25.2
Common equity/equivalents	3,482	0.5	2,112	0.4	3,484	0.5	2,766	0.4

Total equity/equivalents	170,602	25.8	204,577	30.2	169,845	25.6	162,244	25.6

Total investments	$660,814	100.0%	$678,594	100.0%	$663,563	100.0%	$633,829	100.0%

Investments at fair value consisted of the following industry classifications as of June 30, 2021 and March 31, 2021:

	June 30, 2021		March 31, 2021
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$277,571	40.9%	$261,714	41.3%
Home and Office Furnishings, Housewares, and Durable Consumer Products	104,082	15.4	94,663	15.0
Personal and Non-Durable Consumer Products (Manufacturing Only)	59,791	8.8	60,852	9.6
Leisure, Amusement, Motion Pictures, and Entertainment	55,237	8.1	45,209	7.1
Healthcare, Education, and Childcare	36,398	5.4	31,194	4.9
Aerospace and Defense	29,034	4.3	27,630	4.4
Telecommunications	26,879	4.0	15,582	2.5
Chemicals, Plastics, and Rubber	26,618	3.9	22,985	3.6
Diversified/Conglomerate Manufacturing	19,928	2.9	25,181	4.0
Cargo Transport	14,546	2.1	15,211	2.4
Machinery (Non-agriculture, Non-construction, and Non-electronic)	14,310	2.1	14,199	2.2
Hotels, Motels, Inns, and Gaming	10,250	1.5	—	—
Beverage, Food, and Tobacco	—	—	15,519	2.4
Other < 2.0%	3,950	0.6	3,890	0.6

Total investments	$678,594	100.0%	$633,829	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2021 and March 31, 2021:

	June 30, 2021		March 31, 2021
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$187,105	27.6%	$182,529	28.8%
West	182,998	27.0	160,581	25.3
Northeast	177,455	26.2	163,938	25.9
Midwest	131,036	19.2	126,781	20.0

Total investments	$678,594	100.0%	$633,829	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2021:

		Amount
For the remaining nine months ending March 31:	2022	$30,261
For the fiscal years ending March 31:	2023	114,750
	2024	118,350
	2025	171,777
	2026	52,250
	Thereafter	2,850

	Total contractual repayments	$490,238
	Adjustments to cost basis of debt investments	(26)
	Investments in equity securities	170,602

	Total cost basis of investments held as of June 30, 2021:	$660,814

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2021 and March 31, 2021, we had gross receivables from portfolio companies of $1.9 million and $1.5 million, respectively. As of June 30, 2021 and March 31, 2021, the allowance for uncollectible receivables was $1.0 million and $0.9 million, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services under the Advisory Agreement, consisting of a base management fee and an incentive fee and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, all as described below. On July 13, 2021, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the annual renewal of the Advisory Agreement through August 31, 2022.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,
	2021	2020
Average total assets subject to base management fee(A)	$664,000	$571,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	3,320	2,856
Credits to fees from Adviser—other(B)	(1,251)	(735)

Net base management fee	$2,069	$2,121

Loan servicing fee(B)	1,868	1,709
Credits to base management fee—loan servicing fee(B)	(1,868)	(1,709)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$1,938	$—
Incentive fee – capital gains-based(C)	10,310	(754)

Total incentive fee(B)	$12,248	$(754)
Credits to fees from Adviser—other(B)	—	—

Net total incentive fee	$12,248	$(754)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $69 and $26 for the three months ended June 30, 2021, and 2020, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the period ended June 30, 2021, no capital gains-based incentive fees were contractually due to the Adviser. As of and for the year ended March 31, 2021, no capital gains-based incentive fees were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three months ended June 30, 2021, we recorded capital gains-based incentive fees of $10.3 million. During the three months ended June 30, 2020, we recorded a reversal of $0.8 million of previously accrued capital gains-based incentive fees.

Transactions with the Administrator

We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and general counsel and secretary, and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Mr. LiCalsi (our general counsel & secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.

Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 13, 2021, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2022.

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

Other Transactions

From time to time, Gladstone Securities provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three months ended June 30, 2021, the fees received by Gladstone Securities from our portfolio companies totaled $0.1 million. During the three months ended June 30, 2020, no fees were received by Gladstone Securities from our portfolio companies.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31,
	2021	2021
Base management and loan servicing fee due to Adviser, net of credits	$638	$1,435
Incentive fee due to Adviser(A)	24,718	14,163
Other due to Adviser	53	66

Total fees due to Adviser	$25,409	$15,664
Fee due to Administrator	$671	$577

Total related party fees due	$26,080	$16,241

(A)

Includes a capital gains-based incentive fee of $22.7 million and $12.4 million as of June 30, 2021 and March 31, 2021, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $0 as of both June 30, 2021 and March 31, 2021. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2021 and March 31, 2021, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On March 8, 2021, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 6 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of June 30, 2021, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of March 8, 2021, subject to approval by all lenders. Additionally, the COVID-19 Relief Period (described below) was extended to September 30, 2021.

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of June 30, 2021	As of March 31, 2021
Commitment amount	$180,000	$180,000
Borrowings outstanding at cost	41,900	22,400
Availability(A)	138,100	157,600

	For the Three Months Ended June 30,
	2021	2020
Weighted-average borrowings outstanding	$26,363	$54,601
Effective interest rate(B)	9.3%	6.1%
Commitment (unused) fees incurred	$389	$368

(A)

Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $138.1 million and $157.6 million as of June 30, 2021 and March 31, 2021, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $266.2 million as of June 30, 2021 (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2021, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $635.6 million, asset coverage on our senior securities representing indebtedness of 386.0%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2021, we were in compliance with all covenants under the Credit Facility.

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2021 and March 31, 2021, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.5% floor, plus 2.85% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of June 30, 2021 and March 31, 2021, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of June 30, 2021 and March 31, 2021, and for the three months ended June 30, 2021 and 2020, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements
	Reported in Consolidated
	Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2021	March 31, 2021
Credit Facility	$41,900	$22,400

Fair Value Measurements of Borrowings Using Significant
Unobservable Inputs (Level 3) Reported in
Consolidated Statements of Assets and Liabilities
Credit
Facility
Three Months Ended June 30, 2021:
Fair value at March 30, 2021	$22,400
Borrowings	29,800
Repayments	(10,300)
Unrealized appreciation (depreciation)	—

Fair value at June 30, 2021	$41,900

Three Months Ended June 30, 2020:
Fair value at March 31, 2020	$49,200
Borrowings	18,200
Repayments	(7,900)
Unrealized appreciation (depreciation)	—

Fair value at June 30, 2020	$59,500

The fair value of the collateral under the Credit Facility was $523.6 million and $524.0 million as of June 30, 2021 and March 31, 2021, respectively.

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

The following tables summarize our 2026 Notes as of June 30, 2021 and March 31, 2021:

As of June 30, 2021:

Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938

Notes payable, gross(B)							$127,938
Less: Discounts							(3,881)

Notes payable, net(C)							$124,057

As of March 31, 2021:

Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938

Notes payable, gross(B)							$127,938
Less: Discounts							(4,055)

Notes payable, net(C)							$123,883

(A)	The 2026 Notes can be redeemed at our option at any time on or after May 1, 2023.
(B)

As of June 30, 2021 and March 31, 2021, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 386.0% and 398.0%, respectively.

(C)	Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities.

The fair value, based on the last reported closing price, of the 2026 Notes as of June 30, 2021 and March 31, 2021 was $132.8 million and $132.3 million, respectively. We consider the closing price of the 2026 Notes to be a Level 1 input within the ASC 820 hierarchy.

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

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

The following tables summarize our 6.375% Series E Cumulative Term Preferred Stock (our “Series E Term Preferred Stock” or “Series E”) outstanding as of June 30, 2021 and March 31, 2021:

As of June 30, 2021:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Aggregate Liquidation Preference
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	3,774,853	$25.00	$94,371

Term preferred stock, gross(B)					3,774,853	$25.00	$94,371
Less: Discounts							(2,039)

Term preferred stock, net(C)							$92,332

As of March 31, 2021:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Aggregate Liquidation Preference
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	3,774,853	$25.00	$94,371

Term preferred stock, gross(B)					3,774,853	$25.00	$94,371
Less: Discounts							(2,162)

Term preferred stock, net(C)							$92,209

(A)	Our Series E Term Preferred Stock is currently redeemable at our option.
(B)	As of June 30, 2021 and March 31, 2021, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 251.8% and 248.6%, respectively.
(C)	Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities.

The following tables summarize dividends declared by our Board of Directors and paid by us on our Series E Term Preferred Stock and our 6.25% Series D Cumulative Term Preferred Stock (“Series D Term Preferred Stock”) during the three months ended June 30, 2021 and 2020:

For the Three Months Ended June 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series E Term Preferred Stock
April 13, 2021	April 23, 2021	April 30, 2021	$0.13281250
April 13, 2021	May 19, 2021	May 28, 2021	0.13281250
April 13, 2021	June 18, 2021	June 30, 2021	0.13281250

		Total	$0.39843750

For the Three Months Ended June 30, 2020:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock(A)	Dividend per Share of Series E Term Preferred Stock
April 14, 2020	April 24, 2020	April 30, 2020	$0.13020833	$0.13281250
April 14, 2020	May 19, 2020	May 29, 2020	0.13020833	0.13281250
April 14, 2020	June 19, 2020	June 30, 2020	0.13020833	0.13281250

		Total	$0.39062499	$0.39843750

(A)	We voluntarily redeemed all outstanding shares of our Series D Term Preferred Stock on March 3, 2021.

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

If we determined the tax characterization of dividends paid to preferred stockholders in the current calendar year as of June 30, 2021, 72.5% would be from ordinary income and 27.5% would be from capital gains.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2021 and March 31, 2021. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of our Series E Term Preferred Stock based on the last reported closing sale price as of June 30, 2021 and March 31, 2021, which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	June 30, 2021	March 31, 2021
Series E Term Preferred Stock	$97,014	$96,108

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of June 30, 2021, we had the ability to issue up to $147.5 million of the securities registered under the registration statement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Numerator: net increase in net assets resulting from operations	$47,139	$39
Denominator: basic and diluted weighted-average common shares	33,205,023	33,091,662

Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$1.42	$—

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

The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of cash distributions paid to common stockholders in the current calendar year as of June 30, 2021, 72.5% would be from ordinary income and 27.5% would be from capital gains.

We paid the following cash distributions to our common stockholders for the three months ended June 30, 2021 and 2020:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2022	April 13, 2021	April 23, 2021	April 30, 2021	$0.070
	April 13, 2021	May 19, 2021	May 28, 2021	0.070
	April 13, 2021	June 8, 2021	June 17, 2021	0.060	(A)
	April 13, 2021	June 18, 2021	June 30, 2021	0.070

		Three Months Ended June 30, 2021:		$0.270

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	April 14, 2020	April 24, 2020	April 30, 2020	$0.070
	April 14, 2020	May 19, 2020	May 29, 2020	0.070
	April 14, 2020	June 8, 2020	June 17, 2020	0.090	(A)
	April 14, 2020	June 19, 2020	June 30, 2020	0.070

		Three Months Ended June 30, 2020:		0.300

(A)	Represents a supplemental distribution to common stockholders.

Aggregate cash distributions to our common stockholders declared and paid were $9.0 million and $9.9 million for the three months ended June 30, 2021 and 2020, respectively.

For the fiscal year ended March 31, 2021, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $16.1 million of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2021 net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $8.5 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.

For the three months ended June 30, 2021, we recorded $0.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Overdistributed net investment income and increased Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2020, we recorded $0.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income on our Consolidated Statements of Assets and Liabilities.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2021 and March 31, 2021, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.9 million and $0.7 million as of June 30, 2021 and March 31, 2021, respectively.

Financial Commitments and Obligations

We may have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of June 30, 2021 and March 31, 2021 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of June 30, 2021, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of June 30, 2021 and March 31, 2021 to be immaterial.

As of June 30, 2021, the following guaranty was outstanding:

•

A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers.

The following table summarizes the principal balances of unused line of credit and delayed draw term loan commitments and guaranties as of June 30, 2021 and March 31, 2021, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2021	March 31, 2021
Unused line of credit and delayed draw term loan commitments	$2,300	$3,000
Guaranties	1,000	1,000

Total	$3,300	$4,000

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2021	2020
Per Common Share Data:
Net asset value at beginning of period(A)	$11.52	$11.17
Income from investment operations(B)
Net investment (loss) income	(0.07)	0.13
Net realized gain on investments and other	0.06	0.02
Net unrealized appreciation (depreciation) of investments and other	1.43	(0.15)

Total from investment operations	1.42	—
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.20)	(0.28)
Cash distributions to common stockholders from realized gains(C)	(0.07)	(0.02)

Total from equity capital activity	(0.27)	(0.30)
Other, net(B)(E)	(0.01)	—

Net asset value at end of period(A)	$12.66	$10.87

Per common share market value at beginning of period	$12.23	$7.85
Per common share market value at end of period	14.41	10.24
Total investment return(F)	20.08%	34.11%
Common stock outstanding at end of period(A)	33,205,023	33,205,023

Statement of Assets and Liabilities Data:
Net assets at end of period	$420,538	$360,869
Average net assets(G)	394,470	365,696

Senior Securities Data:
Total borrowings, at cost	$174,934	$64,596
Mandatorily redeemable preferred stock (H)	94,371	134,637

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(I)	20.62%	7.15%
Ratio of net investment (loss) income to average net assets – annualized(J)	(2.34)	4.56

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding period.
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
(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets—annualized would have been 23.78% and 9.82% for the three months ended June 30, 2021 and 2020, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment (loss) income to average net assets—annualized would have been (5.50)% and 1.89% for the three months ended June 30, 2021 and 2020, respectively.

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

We had one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during at least one of the three month periods ended June 30, 2021 and 2020. Accordingly, summarized, comparative financial information, pursuant to Rule 10-01(b), is presented below for Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Three Months Ended June 30,
Income Statement	2021	2020
Net sales	$10,260	$6,943
Gross profit	1,258	1,463
Net (loss) profit	(361)	482

NOTE 13. SUBSEQUENT EVENTS

Investment Activity

In July 2021, we invested an additional $5.9 million in the form of secured first lien debt into Nocturne.

In July 2021, we invested $24.3 million in Utah Pacific Bridge & Steel, Ltd. (“Utah Pacific”) through a combination of secured first lien debt and preferred equity. Utah Pacific, headquartered in Lindon, Utah, is a manufacturer of large steel components used in bridge replacement, rehabilitation, and construction.

Distributions and Dividends

In July 2021, our Board of Directors declared the following monthly and supplemental distributions to common stockholders and monthly dividends to holders of our Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series E Term Preferred Stock
July 23, 2021	July 30, 2021	$0.07		$0.13281250
August 23, 2021	August 31, 2021	0.07		0.13281250
September 3, 2021	September 15, 2021	0.03	(A)	—
September 22, 2021	September 30, 2021	0.07		0.13281250

	Total for the Quarter:	$0.24		$0.39843750

(A)	Represents a supplemental distribution to common stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation, or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); (12) the impact of COVID-19 generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it; and (13) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 11, 2021 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”). Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $40 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of June 30, 2021, our investment portfolio was comprised of 74.2% in debt securities and 25.8% in equity securities, at cost.

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

Our shares of common stock, 6.375% Series E Cumulative Term Preferred Stock (“Series E Term Preferred Stock”), and our 5.00% Notes due 2026 (“2026 Notes”) are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINL,” and “GAINN,” respectively.

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the three months ended June 30, 2021, we invested in one new portfolio company, exited one portfolio company, and dissolved one portfolio company. From our initial public offering in June 2005 through June 30, 2021, we invested in 54 companies, excluding investments in syndicated loans, for a total of approximately $1.4 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2021, we had unrecognized, contractual success fees of $47.9 million, or $1.44 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

From inception through June 30, 2021, we completed sales of 25 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $240.3 million in net realized gains and $33.4 million in other income upon exit, for a total increase to our net assets of $273.7 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 25 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 75.0% from March 2011 through June 30, 2021, and allowed us to declare and pay 12 supplemental distributions to common stockholders through June 30, 2021.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to February 2024, and currently have a total commitment amount of $180.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2021, we issued our 2026 Notes for gross proceeds of $127.9 million and sold 155,560 shares of our common stock under our at-the-market program (the “Common Stock ATM Program”) for gross proceeds of approximately $1.8 million, and 784,853 shares of our Series E Term Preferred Stock under our preferred stock at-the-market program (the “Series E ATM Program”) for gross proceeds of approximately $19.3 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock, including our at-the-market programs.

Although we have been able to access the capital markets historically, market conditions, including the impact of COVID-19, may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On June 30, 2021, the closing market price of our common stock was $14.41 per share, representing a 13.8% premium to our net asset value (“NAV”) of $12.66 per share as of June 30, 2021. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2020 Annual Meeting of Stockholders held on August 20, 2020, our stockholders approved a proposal authorizing us, with the subsequent approval of our board of directors (“Board of Directors”), to issue and sell shares of our common stock at a price below our then-current NAV per share, provided that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then-outstanding common stock immediately prior to each such sale. This August 2020 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning a similar proposal at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings at a price below the then-current NAV per share, once in May 2017, once in March 2015, and once in October 2012. Certain sales under the previous Common Stock ATM Program in March and April of 2018 were also below the then-current estimated NAV per share. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. We are not seeking stockholder approval for a similar proposal at the 2021 Annual Meeting of Stockholders to be held in August 2021. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

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

As of June 30, 2021, our asset coverage ratio on our senior securities representing indebtedness was 386.0% and our asset coverage on our senior securities that are stock was 251.8%.

Investment Highlights

Investment Activity

During the three months ended June 30, 2021, the following significant transactions occurred:

•	In May 2021, we dissolved our investment in Channel Technologies Group, LLC (“CTG”) and recorded a realized loss of $1.8 million.

•

In June 2021, we invested $10.0 million in Nocturne Villa Rentals, Inc. (“Nocturne”) through a combination of secured first lien debt and preferred equity. Nocturne, headquartered in Telluride, Colorado, is a luxury vacation rental manager.

•

In June 2021, we invested an additional $6.5 million in J.R. Hobbs Co. — Atlanta, LLC in the form of secured second lien debt. In connection with the investment, our secured second lien debt was converted to secured first lien debt.

•

In June 2021, we sold our investment in Head Country, Inc. (“Head Country”), which resulted in success fee income of $2.0 million and a realized gain of $3.6 million. In connection with the sale, we received net cash proceeds of $16.7 million, including the repayment of our debt investment of $9.1 million at par.

The following significant investment activity occurred subsequent to June 30, 2021. Also refer to Note 13 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

•	In July 2021, we invested an additional $5.9 million in the form of secured first lien debt into Nocturne.

•

In July 2021, we invested $24.3 million in Utah Pacific Bridge & Steel, Ltd. (“Utah Pacific”) through a combination of secured first lien debt and preferred equity. Utah Pacific, headquartered in Lindon, Utah, is a manufacturer of large steel components used in bridge replacement, rehabilitation, and construction.

Recent Developments

Distributions and Dividends

In July 2021, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders and monthly dividends to holders of our Series E Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series E Term Preferred Stock
July 23, 2021	July 30, 2021	$0.07		$0.13281250
August 23, 2021	August 31, 2021	0.07		0.13281250
September 3, 2021	September 15, 2021	0.03	(A)	—
September 22, 2021	September 30, 2021	0.07		0.13281250

	Total for the Quarter:	$0.24		$0.39843750

(A)	Represents a supplemental distribution to common stockholders.

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. Most U.S. dollar LIBOR are currently anticipated to be phased out in June 2023. LIBOR may transition to a new standard rate, the Secured Financing Overnight Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one-month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. We expect we will need to continue to renegotiate a limited number of loan agreements with our portfolio companies to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.

COVID-19 Impact

We continue to closely monitor and work with our portfolio companies to navigate the significant challenges created by the continuing COVID-19 pandemic, and remain focused on ensuring the safety of the Adviser’s and Administrator’s personnel and of the employees of our portfolio companies, while also managing our ongoing business activities. While we are closely monitoring all of our portfolio companies, our portfolio continues to be diverse from a geographic and industry perspective. Through proactive measures and continued diligence, the management teams of our portfolio companies continue to demonstrate their ability to respond effectively and efficiently to the challenges posed by COVID-19, including its variants, and related orders imposed by state and local governments, including paused or reversed reopening orders. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
INVESTMENT INCOME
Interest income	$15,992	$10,525	$5,467	51.9%
Dividend and success fee income	2,034	182	1,852	NM

Total investment income	18,026	10,707	7,319	68.4

EXPENSES
Base management fee	3,320	2,856	464	16.2
Loan servicing fee	1,868	1,709	159	9.3
Incentive fee	12,248	(754)	13,002	NM
Administration fee	399	446	(47)	(10.5)
Interest and dividend expense	3,804	3,019	785	26.0
Amortization of deferred financing costs and discounts	456	374	82	21.9
Other	1,354	1,328	26	2.0

Expenses before credits from Adviser	23,449	8,978	14,471	161.2
Credits to fees from Adviser	(3,119)	(2,444)	(675)	27.6

Total expenses, net of credits to fees	20,330	6,534	13,796	211.1

NET INVESTMENT (LOSS) INCOME	(2,304)	4,173	(6,477)	(155.2)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	1,929	753	1,176	156.2
Net unrealized appreciation (depreciation) of investments	47,514	(4,887)	52,401	NM

Net realized and unrealized gain (loss)	49,443	(4,134)	53,577	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$47,139	$39	$47,100	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment (loss) income	$(0.07)	$0.13	$(0.20)	(153.8)%

Net increase in net assets resulting from operations	$1.42	$—	$1.42	NM

NM = Not Meaningful

Investment Income

Total investment income increased 68.4% for the three months ended June 30, 2021, as compared to the prior year period. The increase was due to increases in both interest income and dividend and success fee income.

Interest income from our investments in debt securities increased 51.9% for the three months ended June 30, 2021, as compared to the prior year period. During the three months ended June 30, 2021, we received $2.3 million of past due interest from certain loans that were previously on non-accrual status. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2021 was $466.1 million, compared to $358.6 million for the prior year period. This increase was primarily due to the origination of $35.9 million of new debt investments, $42.4 million of follow-on debt investments to existing portfolio companies, and $79.5 million of loans returned to accrual status, partially offset by $34.2 million of pay-offs, restructurings, or write-offs of debt investments and $11.7 million of loans placed on non-accrual status after March 31, 2020, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 13.8% for the three months ended June 30, 2021, compared to 11.8% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

As of June 30, 2021, our loans to The Mountain Corporation (“The Mountain”) and SBS Industries Holdings, Inc. were on non-accrual status, with an aggregate debt cost basis of $28.7 million. As of June 30, 2020, certain of our loans to B+T Group Acquisition, Inc., Horizon Facilities Services, Inc., The Mountain, PSI Molded Plastics, Inc., and SOG Specialty Knives & Tools, LLC, were on non-accrual status, with an aggregate debt cost basis of $94.8 million.

Dividend and success fee income for the three months ended June 30, 2021 increased $1.9 million from the prior year period. During the three months ended June 30, 2021, dividend and success fee income primarily consisted of $2.0 million of success fee income. During the three months ended June 30, 2020, dividend and success fee income consisted of $0.2 million of success fee income.

As of June 30, 2021 and March 31, 2021, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 211.1% during the three months ended June 30, 2021, as compared to the prior year period, primarily due to an increase in the incentive fee, interest and dividend expense, and the base management fee.

In accordance with GAAP, we recorded a $10.3 million capital gains-based incentive fee during the three months ended June 30, 2021, compared to a reversal of capital gains-based incentive fee of $0.8 million during the three months ended June 30, 2020. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased by $2.0 million for the three months June 30, 2021, as compared to the prior year period, as the increase in pre-incentive fee net investment income more than offset the increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2021	2020
Average total assets subject to base management fee(A)	$664,000	$571,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	3,320	2,856
Credits to fees from Adviser — other(B)	(1,251)	(735)

Net base management fee	$2,069	$2,121

Loan servicing fee(B)	1,868	1,709
Credits to base management fee — loan servicing fee(B)	(1,868)	(1,709)

Net loan servicing fee	$—	$—

Incentive fee — income-based	$1,938	$—
Incentive fee — capital gains-based(C)	10,310	(754)

Total incentive fee(B)	$12,248	$(754)
Credits to fees from Adviser — other(B)	—	—

Net total incentive fee	$12,248	$(754)

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

Interest and dividend expense increased 26.0% during the three months ended June 30, 2021, as compared to the prior year period, primarily due to the increase in interest expense partially offset by a decrease in dividend expense. Interest expense increased by $1.4 million due to the issuance of the 2026 Notes in March 2021, which was partially offset by lower interest expense related to the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the three months ended June 30, 2021 was $26.4 million, as compared to $54.6 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended June 30, 2021 was 9.3%, as compared to 6.1% in the prior year period. The increase in the effective interest rate on the Credit Facility was primarily a result of an increase in unused commitment fees on the undrawn portion of the Credit Facility. Dividend expense decreased by $0.6 million as a result of the 6.25% Series D Cumulative Term Preferred Stock (“Series D Term Preferred Stock”) redemption in March 2021, partially offset by the Series E ATM Program sales during the prior fiscal year.

Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

During the three months ended June 30, 2021, we recorded net realized gains on investments of $1.9 million, primarily related to a $3.6 million realized gain from the exit of Head Country, partially offset by a $1.8 million realized loss from the dissolution of CTG. During the three months ended June 30, 2020, we recorded net realized gains on investments of $0.8 million related to previous exits.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended June 30, 2021, we recorded net unrealized appreciation of investments of $47.5 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
B+T Group Acquisition, Inc.	$—	$11,297	$—	$11,297
Old World Christmas, Inc.	—	8,650	—	8,650
SOG Specialty Knives and Tools, LLC	—	5,785	—	5,785
Educators Resource, Inc.	—	5,204	—	5,204
Schylling, Inc.	—	4,244	—	4,244
PSI Molded Plastics, Inc.	—	3,633	—	3,633
Horizon Facilities Service, Inc.	—	3,435	—	3,435
Basset Creek Services, Inc.	—	3,013	—	3,013
ImageWorks Display and Marketing Group, Inc.	—	2,364	—	2,364
Counsel Press, Inc.	—	2,141	—	2,141
Galaxy Tool Holding Corporation	—	1,404	—	1,404
Brunswick Bowling Products, Inc.	—	1,172	—	1,172
Head Country, Inc.	3,627	—	(2,469)	1,158
Channel Technologies Group, LLC	(1,841)	—	1,841	—
Diligent Delivery Systems	—	(669)	—	(669)
The Maids International, LLC	—	(819)	—	(819)
Mason West, LLC	—	(891)	—	(891)
Pioneer Square Brands, Inc.	—	(1,462)	—	(1,462)
Other, net (<$1.0 million, net)	143	(411)	52	(216)

Total	$1,929	$48,090	$(576)	$49,443

The primary drivers of net unrealized appreciation of $47.5 million for the three months ended June 30, 2021 were the increased performance of certain portfolio companies, the reversal of previously recorded unrealized depreciation of our investment in CTG upon its dissolution, and an increase in comparable transaction multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by the reversal of previously recorded unrealized appreciation of our investment in Head Country and a decline in performance of certain other portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, as well as demand for their products and general economic outlook, or the reversal of such impact towards pre-COVID-19 levels.

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

Across our entire investment portfolio, we recorded $5.9 million of net unrealized appreciation on our debt positions and $41.6 million of net unrealized appreciation on our equity positions for the three months ended June 30, 2021. As of June 30, 2021, the fair value of our investment portfolio was more than our cost basis by $17.8 million, as compared to March 31, 2021, when the fair value of our investment portfolio was less than the cost basis by $29.7 million as of March 31, 2021, representing net unrealized appreciation of $47.5 million for the three months ended June 30, 2021. Our entire portfolio had a fair value of 102.7% of cost as of June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2021 was $14.4 million, as compared to net cash used in operating activities of $5.1 million for the three months ended June 30, 2020. This change was primarily due to an increase in Net increase in net assets resulting from operations and increases in principal repayments of investments and net proceeds from the sale of investments, partially offset by an increase in purchases of investments.

Purchases of investments were $17.2 million during the three months ended June 30, 2021, compared to $0.3 million during the three months ended June 30, 2020. Principal repayments and net proceeds from the sale of investments totaled $21.8 million during the three months ended June 30, 2021, compared to $0.6 million during the three months ended June 30, 2020.

As of June 30, 2021, we had equity investments in or loans to 27 portfolio companies with an aggregate cost basis of $660.8 million. As of June 30, 2020, we had equity investments in or loans to 28 portfolio companies with an aggregate cost basis of $609.9 million.

The following table summarizes our total portfolio investment activity during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Beginning investment portfolio, at fair value	$633,829	$565,924
New investments	9,950	—
Disbursements to existing portfolio companies	7,200	300
Unscheduled principal repayments	(14,060)	—
Net proceeds from sales of investments	(7,648)	—
Net realized gain on investments	1,804	—
Net unrealized appreciation (depreciation) of investments	48,090	(4,887)
Reversal of net unrealized appreciation of investments	(576)	—
Amortization of premiums, discounts, and acquisition costs, net	5	5

Ending investment portfolio, at fair value	$678,594	$561,342

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2021:

		Amount
For the remaining nine months ending March 31:	2022	$30,261
For the fiscal years ending March 31:	2023	114,750
	2024	118,350
	2025	171,777
	2026	52,250
	Thereafter	2,850

	Total contractual repayments	$490,238
	Adjustments to cost basis of debt investments	(26)
	Investments in equity securities	170,602

	Total cost basis of investments held as of June 30, 2021:	$660,814

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2021 was $10.5 million, which consisted primarily of $19.5 million of net borrowings on our Credit Facility, partially offset by $9.0 million in distributions to common stockholders.

Net cash used in financing activities for the three months ended June 30, 2020 was $4.1 million, which consisted primarily of $10.3 million of net borrowings under the Credit Facility, $2.3 million of net proceeds from the issuance of mandatorily redeemable preferred stock under the Series E ATM Program, and $1.7 million of net proceeds from the issuance of common stock under the Common Stock ATM Program, partially offset by $9.9 million in distributions to common stockholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.07 per common share for each of the three months from April through June 2021, and a supplemental distribution of $0.06 per common share in June 2021. See also “Recent Developments — Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in July 2021.

For the fiscal year ended March 31, 2021, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $16.1 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2021, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $8.5 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2021, we recorded $2.0 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income. For the three months ended June 30, 2021, we recorded $0.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Overdistributed net investment income and increased Accumulated net realized gain in excess of distributions.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.1328125 per share to holders of our Series E Term Preferred Stock for each of the three months from April through June 2021. In accordance with GAAP, we treat these monthly dividends as an operating expense. See also “Recent Developments — Distributions and Dividends” for a discussion of dividends to preferred stockholders declared by our Board of Directors in July 2021.

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

Equity

Registration Statement

On June 14, 2019, we filed a registration statement on Form N-2 (File No. 333-232124), which the SEC declared effective on July 24, 2019. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of June 30, 2021, we had the ability to issue up to $147.5 million in securities under the registration statement.

Common Stock

In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each, a “Common Stock ATM Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Common Stock ATM Sales Agents, up to an aggregate offering price of $35.0 million in the Common Stock ATM Program. As of June 30, 2021, we had remaining capacity to sell up to $30.1 million of common stock under the Common Stock ATM Program.

We did not sell any shares of our common stock under the Common Stock ATM Program during the three months ended June 30, 2021. During the year ended March 31, 2021, we sold 155,560 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On June 30, 2021, the closing market price of our common stock was $14.41 per share, representing a 13.8% premium to our NAV per share of $12.66 as of June 30, 2021.

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

Our Series E Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.375% per year, payable monthly (which equates to $6.0 million per year as of June 30, 2021). We are required to redeem all outstanding shares of our Series E Term Preferred Stock on August 31, 2025, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series E Term Preferred Stock, and (2) if we fail to maintain asset coverage as required by Sections 18 and 61 of the 1940 Act (which is currently 150%) and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series E Term Preferred Stock or otherwise cure the asset coverage redemption trigger (we may also redeem additional securities to cause asset coverage to be up to 200%). We may also voluntarily redeem all or a portion of our Series E Term Preferred Stock at our sole option at the redemption price at any time.

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

In May 2020, we entered into sales agreements with Wedbush Securities, Inc. and Virtu Americas LLC (each a “Series E ATM Sales Agent”), under which we have the ability to issue and sell shares of our Series E Term Preferred Stock, from time to time, through the Series E ATM Sales Agents, up to $50.0 million aggregate liquidation preference in the Series E ATM Program. As of June 30, 2021, we had remaining capacity to sell up to $30.4 million of our Series E Term Preferred Stock under the Series E ATM Program.

We did not sell any shares of our Series E Term Preferred Stock under the Series E ATM Program during the three months ended June 30, 2021. During the year ended March 31, 2021, we sold 784,853 shares of our Series E Term Preferred Stock under the Series E ATM Program with an aggregate liquidation preference of $19.6 million. The weighted-average gross price per share net of discounts was $24.56 and resulted in gross proceeds of approximately $19.3 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $19.1 million.

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

Our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series E Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series E Term Preferred Stock) as of June 30, 2021 was 251.8%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Line of Credit

On March 8, 2021, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), entered into Amendment No. 6 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of June 30, 2021, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of March 8, 2021, subject to approval by all lenders. Additionally, as part of this amendment, the COVID-19 Relief Period (described below) was extended to September 30, 2021. We incurred fees of approximately $1.0 million in connection with this amendment.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $266.2 million as of June 30, 2021, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2021, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $635.6 million, asset coverage on our senior securities representing indebtedness of 386.0%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2021, we had availability, after adjustments for various constraints based on collateral quality, of $138.1 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2021 and March 31, 2021, we had unrecognized, contractual off-balance sheet success fee receivables of $47.9 million and $46.2 million (or approximately $1.44 and $1.39 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of June 30, 2021 to be immaterial.

As of June 30, 2021, we have also extended a guaranty on behalf of one of our portfolio companies, Country Club Enterprises, LLC (“CCE”), whereby we have guaranteed $1.0 million of CCE’s obligations. As of June 30, 2021, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of June 30, 2021, at cost/liquidation preference:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$41,900	$—	$—	$41,900	$—
Notes payable	127,938	—	—	127,938	—
Mandatorily redeemable preferred stock	94,371	—	—	94,371	—
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	70,438	15,598	31,205	23,635	—

Total	$339,743	$15,598	$31,205	$292,940	$—

(A)	Excludes unused line of credit and delayed draw term loan commitments and guaranties to our portfolio companies in the aggregate principal amount of $3.3 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility, 2026 Notes, and secured borrowing and dividend obligations on our Series E Term Preferred Stock, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2021. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

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

The following table reflects risk ratings for all loans in our portfolio as of June 30, 2021 and March 31, 2021:

Rating	June 30, 2021	March 31, 2021
Highest	9.0	9.0
Average	6.6	6.2
Weighted-average	7.1	6.6
Lowest	4.0	4.0

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

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both June 30, 2021 and March 31, 2021.

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

We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and approximately up to 10% at fixed rates. As of June 30, 2021 and March 31, 2021, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	June 30, 2021	March 31, 2021
Variable rates with a floor	97.7%	97.7%
Fixed rates	2.3	2.3

Total	100.0%	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended June 30, 2021 from those included in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC on May 11, 2021. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

See the exhibit index.

EXHIBIT INDEX

Exhibit	Description

3.1a	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.b	Certificate of Designation of 6.375% Series E Cumulative Term Preferred Stock Due 2025, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

3.1.c	Certificate of Increase of Shares Designated as 6.375% Series E Cumulative Term Preferred Stock due 2025 of Gladstone Investment Corporation incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 21, 2020.

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 15, 2020.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.375% Series E Cumulative Term Preferred Stock Due 2025 Stock Certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

4.3	Indenture, dated as of May 22, 2020, between Gladstone Investment Corporation and UMB Bank, National Association, as trustee incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 22, 2020.

4.4	Second Supplemental Indenture between Gladstone Investment Corporation and UMB Bank, National Association, dated as of March 2, 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed March 2, 2021.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Treasurer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer and Treasurer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Furnished herewith

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

Date: August 2, 2021