Form 10-Q
period 2021-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2021-11-02
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	GAIN	The Nasdaq Stock Market LLC
5.00% Notes due 2026	GAINN	The Nasdaq Stock Market LLC
4.875% Notes due 2028	GAINZ	The Nasdaq Stock Market LLC

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 1, 2021 was 33,205,023.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30, 2021	March 31, 2021
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $350,516 and $297,400, respectively)	$383,339	$298,222
Affiliate investments (Cost of $340,703 and $341,651, respectively)	353,164	307,977
Control investments (Cost of $0 and $24,512, respectively)	—	27,630
Cash and cash equivalents	2,184	2,062
Restricted cash and cash equivalents	238	336
Interest receivable	2,651	3,369
Due from administrative agent	1,820	1,164
Deferred financing costs, net	1,164	1,359
Other assets, net	1,372	1,612

TOTAL ASSETS	$745,932	$643,731

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $8,900 and $22,400, respectively)	$8,900	$22,400
Notes payable, net	255,626	123,883
Secured borrowing	5,096	5,096

Total borrowings	269,622	151,379
Mandatorily redeemable preferred stock, $0.001 par value per share, $25.00 liquidation preference per share; 5,990,000 shares authorized; 0 and 3,774,853 shares issued and outstanding, respectively, net	—	92,209
Accounts payable and accrued expenses	1,475	563
Interest payable	1,901	591
Fees due to Adviser(A)	31,399	15,664
Fee due to Administrator(A)	571	577
Other liabilities	263	384

TOTAL LIABILITIES	$305,231	$261,367

Commitments and contingencies(B)
NET ASSETS	$440,701	$382,364

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 33,205,023 shares issued and outstanding	$33	$33
Capital in excess of par value	398,083	400,796
Cumulative net unrealized appreciation (depreciation) of investments	45,284	(29,734)
(Overdistributed) underdistributed net investment income	(10,098)	2,592
Accumulated net realized gain in excess of distributions	7,399	8,677

Total distributable earnings	42,585	(18,465)

TOTAL NET ASSETS	$440,701	$382,364

NET ASSET VALUE PER SHARE	$13.27	$11.52

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$7,407	$7,014	$14,284	$12,978
Affiliate investments	6,678	4,616	15,509	8,964
Control investments	213	210	497	419
Cash and cash equivalents	—	—	—	4

Total interest income	14,298	11,840	30,290	22,365
Dividend income
Non-Control/Non-Affiliate investments	1	—	3	—
Affiliate investments	1,589	—	1,589	—

Total dividend income	1,590	—	1,592	—
Success fee income
Non-Control/Non-Affiliate investments	1,650	—	1,650	182
Affiliate investments	1,000	—	3,032	—

Total success fee income	2,650	—	4,682	182

Total investment income	18,538	11,840	36,564	22,547

EXPENSES
Base management fee(A)	3,577	2,989	6,897	5,845
Loan servicing fee(A)	1,794	1,747	3,662	3,456
Incentive fee(A)	7,351	452	19,599	(302)
Administration fee(A)	571	390	970	836
Interest expense on borrowings	3,082	1,055	5,382	1,972
Dividends on mandatorily redeemable preferred stock	802	2,158	2,306	4,260
Amortization of deferred financing costs and discounts	452	466	908	840
Professional fees	343	254	649	825
Other general and administrative expenses	1,125	778	2,173	1,535

Expenses before credits from Adviser	19,097	10,289	42,546	19,267

Credits to base management fee – loan servicing fee(A)	(1,794)	(1,747)	(3,662)	(3,456)
Credits to fees from Adviser—other(A)	(930)	(1,070)	(2,181)	(1,805)

Total expenses, net of credits to fees	16,373	7,472	36,703	14,006

NET INVESTMENT INCOME (LOSS)	2,165	4,368	(139)	8,541

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	—	47	143	60
Affiliate investments	464	574	2,250	1,314
Other	(1,998)	—	(1,998)	—

Total net realized (loss) gain	(1,534)	621	395	1,374
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	15,101	(4,076)	32,003	(13,014)
Affiliate investments	16,926	6,612	46,134	7,970
Control investments	(4,523)	(895)	(3,119)	1,798

Total net unrealized appreciation (depreciation)	27,504	1,641	75,018	(3,246)

Net realized and unrealized gain (loss)	25,970	2,262	75,413	(1,872)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$28,135	$6,630	$75,274	$6,669

BASIC AND DILUTED PER COMMON SHARE:
Net investment income (loss)	$0.07	$0.13	$—	$0.26

Net increase in net assets resulting from operations	$0.85	$0.20	$2.27	$0.20

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,205,023	33,205,023	33,205,023	33,148,652

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2021	2020
NET ASSETS, MARCH 31	$382,364	$369,031
OPERATIONS
Net investment (loss) income	(2,304)	4,173
Net realized gain on investments	1,929	753
Net unrealized appreciation (depreciation) of investments	47,514	(4,887)

Net increase in net assets from operations	47,139	39

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.20 and $0.28 per share, respectively)	(6,593)	(9,272)
Distributions to common stockholders from net realized gains ($0.07 and $0.02 per share, respectively)	(2,372)	(666)

Net decrease in net assets from distributions	(8,965)	(9,938)

CAPITAL ACTIVITY
Issuance of common stock	—	1,772
Discounts, commissions, and offering costs for issuance of common stock	—	(35)

Net increase in net assets from capital activity	—	1,737

NET INCREASE (DECREASE) IN NET ASSETS	38,174	(8,162)

NET ASSETS, JUNE 30	$420,538	$360,869

OPERATIONS
Net investment income	2,165	4,368
Net realized gain on investments	464	621
Net realized loss on other	(1,998)	—
Net unrealized appreciation of investments	27,504	1,641

Net increase in net assets from operations	28,135	6,630

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.16 and $0.20 per share, respectively)	(5,490)	(6,553)
Distributions to common stockholders from net realized gains ($0.08 and $0.01 per share, respectively)	(2,482)	(420)

Net decrease in net assets from distributions	(7,972)	(6,973)

NET INCREASE (DECREASE) IN NET ASSETS	20,163	(343)

NET ASSETS, SEPTEMBER 30	$440,701	$360,526

(A)	Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$75,274	$6,669
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(47,550)	(57,382)
Principal repayments of investments	14,060	1,000
Net proceeds from the sale of investments	8,137	1,104
Net realized gain on investments	(2,393)	(1,374)
Net realized loss on other	1,998	—
Net unrealized (appreciation) depreciation of investments	(75,018)	3,246
Amortization of premiums, discounts, and acquisition costs, net	(9)	(9)
Amortization of deferred financing costs and discounts	908	840
Bad debt expense, net of recoveries	568	60
Changes in assets and liabilities:
Decrease in interest receivable	259	1,232
Increase in due from administrative agent	(656)	(1,342)
Decrease (increase) in other assets, net	242	(100)
Increase (decrease) in accounts payable and accrued expenses	913	(324)
Increase in interest payable	1,311	108
Increase in fees due to Adviser(A)	15,698	525
Decrease in fee due to Administrator(A)	(6)	(224)
Decrease in other liabilities	(22)	(13,412)

Net cash used in operating activities	(6,286)	(59,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1,772
Discounts, commissions, and offering costs for issuance of common stock	—	(31)
Proceeds from line of credit	62,700	81,500
Repayments on line of credit	(76,200)	(14,100)
Proceeds from issuance of notes payable	134,550	—
Proceeds from issuance of mandatorily redeemable preferred stock	—	6,283
Redemption of mandatorily redeemable preferred stock	(94,371)	—
Deferred financing and offering costs	(3,432)	(634)
Distributions paid to common stockholders	(16,937)	(16,911)

Net cash provided by financing activities	6,310	57,879

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	24	(1,504)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,398	4,060

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$2,422	$2,556

CASH PAID FOR INTEREST	$3,286	$1,374

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 87.1%
Secured First Lien Debt – 45.0%
Diversified/Conglomerate Manufacturing – 1.0%
Phoenix Door Systems, Inc. – Line of Credit, $100 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2022)(K)	$1,350	$1,350	$1,330
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(K)	3,200	3,200	3,152

		4,550	4,482
Diversified/Conglomerate Services – 26.8%
Bassett Creek Services, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(L)	37,500	37,500	37,500
Counsel Press, Inc. – Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(L)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(L)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(L)	27,700	27,700	27,700
Mason West, LLC – Term Debt (L+10.0%, 12.5% Cash, Due 7/2025)(L)	25,250	25,250	25,250

		117,950	117,950
Healthcare, Education, and Childcare – 4.5%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023)(L)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.6%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	6,850	6,850	6,850

		24,550	24,550
Hotels, Motels, Inns, and Gaming Total – 2.2%
Nocturne Villa Rentals, Inc. – Line of Credit, $2,200 available (L+8.0%, 10.0% Cash, Due 6/2022)(L)	800	800	800
Nocturne Villa Rentals, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 6/2026)(L)	8,700	8,700	8,700

		9,500	9,500
Leisure, Amusement, Motion Pictures, and Entertainment – 4.9%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	8,500	8,500	8,500

		21,581	21,581

Total Secured First Lien Debt		$198,131	$198,063

Secured Second Lien Debt – 15.2%
Aerospace and Defense – 5.8%
Galaxy Technologies Holdings, Inc. – Term Debt (L+4.1%, 7.1% Cash, Due 10/2026)(L)	$6,500	$6,500	$6,500
Galaxy Technologies Holdings, Inc. – Term Debt (L+7.0%, 10.0% Cash, Due 10/2026)(L)	18,796	18,796	18,796

		25,296	25,296
Automobile – 0.9%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 2/2022)(K)	4,000	4,000	3,960
Country Club Enterprises, LLC – Guaranty ($1,000)(T)	—	—	—

		4,000	3,960
Cargo Transport – 3.0%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(K)	13,000	12,979	13,015

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.0%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2025)(H)(L)	13,300	13,300	13,300

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 2.5%
SBS Industries Holdings, Inc. – Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(G)(K)	11,736	11,736	11,032

Total Secured Second Lien Debt		$67,311	$66,603

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Preferred Equity – 25.3%
Diversified/Conglomerate Services – 12.9%
Bassett Creek Services, Inc. – Preferred Stock(C)(L)	4,900	$4,900	$7,643
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	28,393
Horizon Facilities Services, Inc. – Preferred Stock(C)(L)	10,080	10,080	10,080
Mason West, LLC – Preferred Stock(C)(L)	11,206	11,206	10,946

		33,181	57,062
Healthcare, Education, and Childcare – 4.5%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	20,005

Home and Office Furnishings, Housewares, and Durable Consumer Products – 2.0%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	6,653	6,653	4,512
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	4,245

		16,236	8,757
Hotels, Motels, Inns, and Gaming Total -1.7%
Nocturne Villa Rentals, Inc.- Preferred Stock (C)(L)	6,600	6,600	7,492

Leisure, Amusement, Motion Pictures, and Entertainment – 4.2%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	18,458

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Preferred Stock(C)(L)	27,705	2,771	—

Total Preferred Equity		$71,348	$111,774

Common Equity/Equivalents – 1.6%

Aerospace and Defense -1.1%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(L)	16,957	$11,513	$4,760

Cargo Transport – 0.5%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	500	2,061

Diversified/Conglomerate Manufacturing – 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(L)	3,195	1,452	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Common Stock(C)(L)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	6,290	31	78

Total Common Equity/Equivalents		$13,726	$6,899

Total Non-Control/Non-Affiliate Investments		$350,516	$383,339

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
AFFILIATE INVESTMENTS(O) – 80.1%
Secured First Lien Debt – 52.9%
Chemicals, Plastics, and Rubber – 6.0%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 7.0% Cash, Due 1/2024)(L)	$26,618	$26,618	$26,618

Diversified/Conglomerate Manufacturing – 1.9%
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2022)(K)	8,310	8,310	8,310

Diversified/Conglomerate Services – 22.9%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (L+6.0%, 8.0% Cash, Due 10/2024) (G)(K)	36,000	36,000	34,200
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024) (G)(K)	16,500	16,500	15,675
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(L)	28,560	28,560	28,560

		103,060	100,435
Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.1%
Old World Christmas, Inc. – Secured First Lien Term Loan (L+9.5%, 11.0% Cash, Due 12/2025)(L)	27,000	27,000	27,000

Leisure, Amusement, Motion Pictures, and Entertainment – 2.0%
SOG Specialty Knives & Tools, LLC – Term Debt (Due 12/2023)(L)(R)	538	538	538
SOG Specialty Knives & Tools, LLC – Term Debt (L+4.0%, 6.0% Cash, Due 12/2023)(L)	8,399	8,399	8,399

		8,937	8,937
Mining, Steel, Iron and Non-Precious Metals Total – 4.1%
Utah Pacific Bridge & Steel, Ltd., $2,000 available (L+8.5%, 10.0% Cash, Due 7/2022)(L)	—	—	—
Utah Pacific Bridge & Steel, Ltd. (L+10.0%, 11.5% Cash, Due 7/2026)(L)	18,250	18,250	18,250

		18,250	18,250
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.1%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 5/2022)(G)(L)	3,400	3,400	3,400
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 5/2022)(G)(L)	500	500	500
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.0% Cash, Due 8/2022)(L)	23,100	23,100	23,100

		27,000	27,000
Telecommunications – 3.8%
B+T Group Acquisition, Inc.(M) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2021)(L)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2021)(L)	14,000	14,000	14,000

		16,800	16,800

Total Secured First Lien Debt		$235,975	$233,350

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 0.4%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.4%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	$11,700	$11,700	$1,672
The Mountain Corporation – Delayed Draw Term Debt, $0 available (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	1,500	1,500	214

		13,200	1,886

Total Secured Second Lien Debt		$13,200	$1,886

Preferred Equity – 26.6%

Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	158,598	$19,730	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	8,199	8,199	—

Diversified/Conglomerate Services – 4.4%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	15,120
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(L)	6,640	6,640	4,614

		24,309	19,734
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.5%
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	—	32,884

Leisure, Amusement, Motion Pictures, and Entertainment – 3.3%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	14,949	14,949	14,335

Mining, Steel, Iron and Non-Precious Metals – 1.4%
Utah Pacific Bridge & Steel, Ltd. — Preferred Stock(C)(L)	6,000	6,000	6,000

Personal and Non-Durable Consumer Products (Manufacturing Only) – 7.0%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	30,925

		12,399	30,925
Telecommunications – 3.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	14,304	4,722	13,279

Total Preferred Equity		$90,308	$117,157

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Common Equity/Equivalents – 0.2%
Diversified/Conglomerate Services – 0.0%
Nth Degree Investment Group, LLC – Common Units(C)(L)	14,360,000	$1,219	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Telecommunications – 0.2%
B+T Group Acquisition, Inc.(M) – Common Stock Warrant(C)(L)	3.5%	—	771

Total Common Equity/Equivalents		$1,220	$771

Total Affiliate Investments		$340,703	$353,164

TOTAL INVESTMENTS – 167.2%		$691,219	$736,503

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)

Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $549.1 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2021, our investment in Funko Acquisition Holdings, LLC (“Funko”) was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.1% as of September 30, 2021. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2021.
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
(H)

$5.1 million of the debt security was participated to a third-party but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2021.

(I)	Reserved.
(J)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Common Equity/Equivalents – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	$—	$—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		1	—
Diversified/Conglomerate Services – 0.0%
Nth Degree Investment Group, LLC – Common Units(C)(L)	14,360,000	1,219	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Common Stock Warrant(C)(L)	3.5%	—	—

Total Common Equity/Equivalents		$1,221	$—

Total Affiliate Investments		$341,651	$307,977

CONTROL INVESTMENTS(P) – 7.2%:
Secured Second Lien Debt – 3.4%
Aerospace and Defense – 3.4%
Galaxy Technologies, Inc. – Line of Credit, $0 available (L+4.5%, 6.5% Cash (0.5% Unused Fee), Due 8/2023)(L)	$5,000	$5,000	$5,000
Galaxy Technologies, Inc. – Term Debt (L+6.0%, 10.0% Cash, Due 8/2023)(L)	8,000	8,000	8,000

		$13,000	$13,000

Preferred Equity – 3.8%
Aerospace and Defense – 3.8%
Galaxy Technologies, Inc. – Preferred Stock(C)(L)	5,517,444	$11,464	$14,630
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Technologies, Inc. – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$24,512	$27,630

TOTAL INVESTMENTS – 166.0%		$663,563	$633,829

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

SEPTEMBER 30, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2021 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2022 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC on May 11, 2021.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2021, our loans to J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”), The Mountain Corporation (“The Mountain”), and SBS Industries Holdings, Inc. were on non-accrual status, with an aggregate debt cost basis of $81.3 million, or 15.8% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $66.7 million, or 13.3% of the fair value of all debt investments in our portfolio. As of March 31, 2021, our loans to B+T Group Acquisition, Inc., Horizon Facilities Services, Inc., and The Mountain were on non-accrual status, with an aggregate debt cost basis of $61.1 million, or 12.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $48.8 million, or 10.3% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of September 30, 2021 and March 31, 2021, we did not have any loans with a PIK interest component.

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

Recent Accounting Pronouncements

In August 2021, the FASB issued Accounting Standards Update 2021-06, “Presentation of Financial Statements (Topic 205): Financial Services – Depository and Lending (Topic 924), and Financial Services – Investment Companies (Topic 946)” (“ASU 2021-06”), which modifies the disclosure requirements for acquired and disposed businesses. ASU 2021-06 was effective upon issuance. The adoption of ASU 2021-06 did not have a material impact on our financial position, results of operations or cash flows.

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

As of September 30, 2021 and March 31, 2021, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the six months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and March 31, 2021, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2021:
Secured first lien debt	$431,413	$—	$—		$431,413
Secured second lien debt	68,489	—	—		68,489
Preferred equity	228,931	—	—		228,931
Common equity/equivalents	7,670	—	78	(A)	7,592

Total Investments as of September 30, 2021	$736,503	$—	$78		$736,425

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2021:
Secured first lien debt	$368,688	$—	$—		$368,688
Secured second lien debt	102,897	—	—		102,897
Preferred equity	159,478	—	—		159,478
Common equity/equivalents	2,766	—	95	(A)	2,671

Total Investments as of March 31, 2021	$633,829	$—	$95		$633,734

(A)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of September 30, 2021 and March 31, 2021, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	September 30, 2021	March 31, 2021
Non-Control/Non-Affiliate Investments
Secured first lien debt	$198,063	$187,587
Secured second lien debt	66,603	41,926
Preferred equity	111,774	65,943
Common equity/equivalents(A)	6,821	2,671

Total Non-Control/Non-Affiliate Investments	383,261	298,127
Affiliate Investments
Secured first lien debt	233,350	181,101
Secured second lien debt	1,886	47,971
Preferred equity	117,157	78,905
Common equity/equivalents	771	—

Total Affiliate Investments	353,164	307,977
Control Investments
Secured first lien debt	—	—
Secured second lien debt	—	13,000
Preferred equity	—	14,630
Common equity/equivalents	—	—

Total Control Investments	—	27,630

Total investments at fair value using Level 3 inputs	$736,425	$633,734

(A)	Excludes our investment in Funko with a fair value of $78 and $95 as of September 30, 2021 and March 31, 2021, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of September 30, 2021 and March 31, 2021. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of			Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	September 30, 2021	March 31, 2021				September 30, 2021	March 31, 2021
Secured first lien debt	$368,746	$303,330	(A)	TEV	EBITDA multiple	4.2x – 8.4x / 7.0x	4.6x – 8.0x / 7.0x
					EBITDA	$2,620 – $19,505 / $7,800	$1,403 – $9,500 / $5,746
					Revenue multiple	0.7x – 0.7x / 0.7x	0.6x – 0.7x / 0.6x
					Revenue	$14,147 – $14,147 / $14,147	$14,474 – $30,537 / $26,110
	62,667	65,358		Yield Analysis	Discount Rate	10.0% – 13.8% / 12.6%	13.3% – 17.9% / 14.7%
Secured second lien debt	40,481	53,122	(B)	TEV	EBITDA multiple	6.7x – 6.8x / 6.8x	5.9x – 6.6x / 6.2x
					EBITDA	$3,913 – $5,813 / $5,158	$4,551 – $5,100 / $4,772
					Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x
					Revenue	$14,147 – $14,147 / $14,147	$14,474 – $14,474 / $14,474
	28,008	49,775		Yield Analysis	Discount Rate	10.9% – 13.1% / 11.4%	8.1% – 13.5% / 11.2%
Preferred equity	228,931	159,478	(C)	TEV	EBITDA multiple	4.2x – 8.4x / 6.8x	5.6x – 8.0x / 6.6x
					EBITDA	$1,711 – $19,505 / $6,359	$2,587 – $9,720 / $5,938
					Revenue multiple	0.7x – 0.7x / 0.7x	0.6x – 0.7x / 0.6x
					Revenue	$14,147 – $14,147 / $14,147	$14,474 – $30,537 / $25,465
Common equity/equivalents(E)	7,592	2,671	(D)	TEV	EBITDA multiple	4.9x – 8.5x / 6.7x	4.6x – 7.1x / 5.7x
					EBITDA	$871 – $13,237 / $5,835	$1,403 – $7,135 / $4,132
					Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x
					Revenue	$14,147 – $14,147 / $14,147	$14,474 – $14,474 / $14,474

Total	$736,425	$633,734

(A)	Fair value as of March 31, 2021 includes one proprietary debt investment with a fair value of $23.2 million, which was valued at the expected payoff amount as the unobservable input.

(B)	Fair value as of March 31, 2021 includes one proprietary debt investment with a fair value of $13.0 million, which was valued at the expected payoff amount as the unobservable input.

(C)	Fair value as of March 31, 2021 includes one proprietary equity investment with a fair value of $32.1 million, which was valued at the expected exit amount as the unobservable input.

(D)	Fair value as of March 31, 2021 includes one proprietary equity investment with a fair value of $2.2 million, which was valued at the expected exit amount as the unobservable input.

(E)	Fair value as of both September 30, 2021 and March 31, 2021 excludes our investment in Funko with a fair value of $78 and $95, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and six months ended September 30, 2021 and 2020 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended September 30, 2021:
Fair value as of June 30, 2021	$416,973	$57,044	$202,465	$2,021	$678,503
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	(2,618)	4,098	36,500	(10,463)	27,517
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	24,400	5	6,000		30,405
Settlements / repayments	—	—	—	—	—
Sales	—	—	—	—	—
Transfers(D)	(7,342)	7,342	(16,034)	16,034	—

Fair value as of September 30, 2021	$431,413	$68,489	$228,931	$7,592	$736,425

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six Months ended September 30, 2021:
Fair value as of March 31, 2021	$368,688	$102,897	$159,478	$2,671	$633,734
Total gain (loss):
Net realized gain (loss)(A)	—	—	1,786	—	1,786
Net unrealized appreciation (depreciation)(B)	3,232	4,126	79,356	(11,113)	75,601
Reversal of previously recorded (appreciation) depreciation upon realization(B)	60	—	(629)	—	(569)
New investments, repayments and settlements(C):
Issuances / originations	28,450	6,509	12,600	—	47,559
Settlements / repayments	(14,060)	—	—	—	(14,060)
Sales	—	—	(7,626)	—	(7,626)
Transfers(D)	45,043	(45,043)	(16,034)	16,034	—

Fair value as of September 30, 2021	$431,413	$68,489	$228,931	$7,592	$736,425

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended September 30, 2020:
Fair value as of June 30, 2020	$312,628	$116,134	$122,237	$10,295	$561,294
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	114	114
Net unrealized appreciation (depreciation)(B)	1,355	951	(2,636)	1,971	1,641
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	33,399	105	23,581	—	57,085
Settlements / repayments	(8,000)	—	—	—	(8,000)
Sales	—	—	(3,106)	(114)	(3,220)
Transfers(D)	17,114	(17,114)	—	—	—

Fair value as of September 30, 2020	$356,496	$100,076	$140,076	$12,266	$608,914

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six Months ended September 30, 2020:
Fair value as of March 31, 2020	$308,248	$123,340	$119,849	$14,454	$565,891
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	114	114
Net unrealized appreciation (depreciation)(B)	(1,215)	390	(248)	(2,188)	(3,261)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	33,499	310	23,581	—	57,390
Settlements / repayments	(8,000)	—	—	—	(8,000)
Sales	—	—	(3,106)	(114)	(3,220)
Transfers(D)	23,964	(23,964)	—	—	—

Fair value as of September 30, 2020	$356,496	$100,076	$140,076	$12,266	$608,914

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended September 30, 2021 and 2020.

(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended September 30, 2021 and 2020.

(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)

2021: Transfers represent (1) secured second lien debt of J.R. Hobbs Co. – Atlanta, LLC with a total cost basis and fair value of $52.5 million and $52.4 million, respectively, which was converted into secured first lien debt during the three months ended June 30, 2021, (2) secured first lien debt of D.P.M.S., Inc. with a total cost basis and fair value of $12.3 million and $7.3 million, respectively, which was converted into secured second lien debt of Galaxy Technologies Holdings, Inc. (“Galaxy Technologies Holdings”) during the three months ended September 30, 2021 and (3) preferred equity of Galaxy Technologies, Inc. with a total cost basis and fair value of $11.5 million and $16.0 million, respectively, which was converted into common equity of Galaxy Technologies Holdings during the three months ended September 30, 2021.

2020: Transfers represent (1) secured second lien debt of Brunswick Bowling Products, Inc. with a total cost basis and fair value of $6.9 million, which was converted into secured first lien debt during the three months ended June 30, 2020 and (2) secured second lien debt of PSI Molded Plastics, Inc., with a total cost basis and fair value of $26.6 million and $17.1 million, respectively, which was converted into secured first lien debt during the three months ended September 30, 2020.

Investment Activity

During the six months ended September 30, 2021, the following significant transactions occurred:

•	In May 2021, we dissolved our investment in Channel Technologies Group, LLC and recorded a realized loss of $1.8 million.

•

In June 2021, we invested $10.0 million in Nocturne Villa Rentals, Inc. (“Nocturne”) through a combination of secured first lien debt and preferred equity. Nocturne, headquartered in Telluride, Colorado, is a luxury vacation rental manager.

•

In June 2021, we invested an additional $6.5 million in J.R. Hobbs in the form of secured second lien debt. In connection with the investment, our secured second lien debt was converted to secured first lien debt.

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

•

In September 2021, one of our portfolio companies, D.P.M.S., Inc. (“Danco”), merged with another of our portfolio companies, Galaxy Technologies, Inc. (“Galaxy”), into a newly formed portfolio company, Galaxy Technologies Holdings, Inc. (“Galaxy Technologies Holdings”). Our debt investments in Danco, which totaled $12.3 million at principal and cost, and Galaxy, which totaled $13.0 million at principal and cost, were converted into two second lien term loans with an aggregate cost and principal of $25.3 million to Galaxy Technologies Holdings. Our common equity investment in Danco, with a cost basis of $0.0 million, and our preferred and common equity investments in Galaxy, with an aggregate cost basis of $11.5 million, were converted into a common equity investment in Galaxy Technologies Holdings with a combined cost basis of $11.5 million.

Investment Concentrations

As of September 30, 2021, our investment portfolio consisted of investments in 27 portfolio companies located in 19 states across 14 different industries with an aggregate fair value of $736.5 million. Our investments in Old World Christmas, Inc., Counsel Press, Inc., Pioneer Square Brands Inc., J.R. Hobbs, and Bassett Creek Services, Inc. represented our five largest portfolio investments at fair value and collectively comprised $264.8 million, or 35.9%, of our total investment portfolio at fair value as of September 30, 2021.

The following table summarizes our investments by security type as of September 30, 2021 and March 31, 2021:

	September 30, 2021				March 31, 2021
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$434,106	62.8%	$431,413	58.6%	$379,512	57.2%	$368,688	58.2%
Secured second lien debt	80,511	11.6	68,489	9.3	114,206	17.2	102,897	16.2

Total debt	514,617	74.4	499,902	67.9	493,718	74.4	471,585	74.4
Preferred equity	161,656	23.4	228,931	31.1	166,361	25.1	159,478	25.2
Common equity/equivalents	14,946	2.2	7,670	1.0	3,484	0.5	2,766	0.4

Total equity/equivalents	176,602	25.6	236,601	32.1	169,845	25.6	162,244	25.6

Total investments	$691,219	100.0%	$736,503	100.0%	$663,563	100.0%	$633,829	100.0%

Investments at fair value consisted of the following industry classifications as of September 30, 2021 and March 31, 2021:

	September 30, 2021		March 31, 2021
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$295,181	40.1%	$261,714	41.3%
Home and Office Furnishings, Housewares, and Durable Consumer Products	106,491	14.6	94,663	15.0
Leisure, Amusement, Motion Pictures, and Entertainment	63,311	8.6	45,209	7.1
Personal and Non-Durable Consumer Products (Manufacturing Only)	59,889	8.1	60,852	9.6
Healthcare, Education, and Childcare	40,005	5.4	31,194	4.9
Telecommunications	30,850	4.2	15,582	2.5
Aerospace and Defense	30,056	4.1	27,630	4.4
Chemicals, Plastics, and Rubber	26,618	3.6	22,985	3.6
Mining, Steel, Iron and Non-Precious Metals	24,250	3.3	—	—
Hotels, Motels, Inns, and Gaming	16,992	2.3	—	—
Cargo Transport	15,076	2.0	15,211	2.4
Diversified/Conglomerate Manufacturing	12,792	1.7	25,181	4.0
Machinery (Non-agriculture, Non-construction, and Non-electronic)	11,032	1.5	14,199	2.2
Beverage, Food, and Tobacco	—	—	15,519	2.4
Other < 2.0%	3,960	0.5	3,890	0.6

Total investments	$736,503	100.0%	$633,829	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of September 30, 2021 and March 31, 2021:

	September 30, 2021		March 31, 2021
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
West	214,697	29.2%	160,581	25.3%
South	192,267	26.1	182,529	28.8
Northeast	187,621	25.5	163,938	25.9
Midwest	141,918	19.2	126,781	20.0

Total investments	$736,503	100.0%	$633,829	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2021:

		Amount
For the remaining six months ending March 31:	2022	$30,460
For the fiscal years ending March 31:	2023	114,850
	2024	93,055
	2025	171,777
	2026	52,250
	Thereafter	52,246

	Total contractual repayments	$514,638
	Adjustments to cost basis of debt investments	(21)
	Investments in equity securities	176,602

	Total cost basis of investments held as of September 30, 2021:	$691,219

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2021 and March 31, 2021, we had gross receivables from portfolio companies of $1.8 million and $1.5 million, respectively. As of September 30, 2021 and March 31, 2021, the allowance for uncollectible receivables was $1.1 million and $0.9 million, respectively.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Average total assets subject to base management fee(A)	$715,400	$597,800	$689,700	$584,500
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Base management fee(B)	3,577	2,989	6,897	5,845
Credits to fees from Adviser - other(B)	(930)	(1,070)	(2,181)	(1,805)

Net base management fee	$2,647	$1,919	$4,716	$4,040

Loan servicing fee(B)	1,794	1,747	3,662	3,456
Credits to base management fee - loan servicing fee(B)	(1,794)	(1,747)	(3,662)	(3,456)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$1,757	$—	$3,695	$—
Incentive fee – capital gains-based(C)	5,594	452	15,904	(302)

Total incentive fee(B)	$7,351	$452	$19,599	$(302)
Credits to fees from Adviser - other(B)	—	—	—	—

Net total incentive fee	$7,351	$452	$19,599	$(302)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $63 and $132 for the three and six months ended September 30, 2021, respectively, and $71 and $97 for the three and six months ended September 30, 2020, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the period ended September 30, 2021, no capital gains-based incentive fees were contractually due to the Adviser. As of and for the year ended March 31, 2021, no capital gains-based incentive fees were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three and six months ended September 30, 2021, we recorded capital gains-based incentive fees of $5.6 million and $15.9 million, respectively. During the three months ended September 30, 2020, we recorded capital gains-based incentive fees of $0.5 million. During the six months ended September 30, 2020, we recorded a reversal of $0.3 million of previously accrued capital gains-based incentive fees.

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

Other Transactions

From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three and six months ended September 30, 2021, the fees received by Gladstone Securities from our portfolio companies totaled $0.3 million and $0.4 million, respectively. During the three and six months ended September 30, 2020, the fees received by Gladstone Securities from our portfolio companies totaled $0.4 million and $0.4 million, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31,
	2021	2021
Base management and loan servicing fee due to Adviser, net of credits	$1,266	$1,435
Incentive fee due to Adviser(A)	30,080	14,163
Other due to Adviser	53	66

Total fees due to Adviser	$31,399	$15,664
Fee due to Administrator	$571	$577

Total related party fees due	$31,970	$16,241

(A)

Includes a capital gains-based incentive fee of $28.3 million and $12.4 million as of September 30, 2021 and March 31, 2021, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $38 and $0, as of September 30, 2021 and March 31, 2021, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2021 and March 31, 2021, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On March 8, 2021, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 6 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of September 30, 2021, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of March 8, 2021, subject to approval by all lenders. Additionally, the COVID-19 Relief Period (described below) was extended to September 30, 2021.

On August 10, 2020, we, through Business Investment, entered into Amendment No. 5 to the Credit Facility. Among other things, Amendment No. 5 amended the Credit Facility to (i) add London Interbank Offered Rate (“LIBOR”) replacement language; (ii) implement a 0.5% LIBOR floor; (iii) reduce the facility size from $200.0 million to $180.0 million, which may be expanded to $300.0 million through additional commitments; and (iv) provide certain other changes to existing terms and covenants. In addition, Amendment No. 5 provided for certain temporary changes during the COVID-19 Relief Period (August 10, 2020 until March 31, 2021, subject to extension under certain conditions) including: (i) amending the definition of “Effective Advance Rate,” provided that during such period the overall effective advance rate does not exceed 55%; and (ii) removing or changing certain “Excess Concentration Limits” (as defined in the Credit Facility).

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of September 30,	As of March 31,
	2021	2021
Commitment amount	$180,000	$180,000
Borrowings outstanding at cost	8,900	22,400
Availability(A)	171,100	157,600

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Weighted-average borrowings outstanding	$24,355	$106,123	$25,354	$80,503
Effective interest rate(B)	10.0%	3.6%	9.6%	4.5%
Commitment (unused) fees incurred	$397	$122	$786	$490

(A)

Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $171.1 million and $157.6 million as of September 30, 2021 and March 31, 2021, respectively.

(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $286.3 million as of September 30, 2021 (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2021, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $695.2 million, asset coverage on our senior securities representing indebtedness of 254.5%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2021, we were in compliance with all covenants under the Credit Facility.

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2021 and March 31, 2021, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.5% floor, plus 2.85% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. As of each of September 30, 2021 and March 31, 2021, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of September 30, 2021 and March 31, 2021, and for the three and six months ended September 30, 2021 and 2020, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements
	Reported in Consolidated
	Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2021	March 31, 2021
Credit Facility	$8,900	$22,400

Fair Value Measurements of Borrowings Using Significant
Unobservable Inputs (Level 3) Reported in
Consolidated Statements of Assets and Liabilities
Credit
Facility
Three Months Ended September 30, 2021:
Fair value at June 30, 2021	$41,900
Borrowings	32,900
Repayments	(65,900)

Fair value at September 30, 2021	$8,900

Six Months Ended September 30, 2021:
Fair value at March 31, 2021	$22,400
Borrowings	62,700
Repayments	(76,200)

Fair value at September 30, 2021	$8,900

Fair Value Measurements of Borrowings Using Significant
Unobservable Inputs (Level 3) Reported in
Consolidated Statements of Assets and Liabilities
Credit
Facility
Three Months Ended September 30, 2020:
Fair value at June 30, 2020	$59,500
Borrowings	63,300
Repayments	(6,200)

Fair value at September 30, 2020	$116,600

Six Months Ended September 30, 2020:
Fair value at March 31, 2020	$49,200
Borrowings	81,500
Repayments	(14,100)

Fair value at September 30, 2020	$116,600

The fair value of the collateral under the Credit Facility was $549.1 million and $524.0 million as of September 30, 2021 and March 31, 2021, respectively.

Notes Payable

5.00% Notes due 2026

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

4.875% Notes due 2028

In August 2021, we completed a public offering of 4.875% Notes due 2028 with an aggregate principal amount of $134.6 million (the “2028 Notes”), which resulted in net proceeds of approximately $131.3 million after deducting underwriting discounts, commissions and offering costs borne by us. The 2028 Notes are traded under the ticker symbol “GAINZ” on the Nasdaq. The 2028 Notes will mature on November 1, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2023. The 2028 Notes bear interest at a rate of 4.875% per year, which is payable quarterly in arrears.

The indenture relating to the 2028 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2028 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The 2028 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $3.3 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending November 1, 2028, the maturity date.

The following tables summarize our 2026 and 2028 Notes as of September 30, 2021 and March 31, 2021:

As of September 30, 2021:

Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	$134,550

Notes payable, gross(B)					10,499,500		$262,488
Less: Discounts							(6,862)

Notes payable, net(C)							$255,626

As of March 31, 2021:

Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938

Notes payable, gross(B)							$127,938
Less: Discounts							(4,055)

Notes payable, net(C)							$123,883

(A)	The 2026 Notes can be redeemed at our option at any time on or after May 1, 2023. The 2028 Notes can be redeemed at our option at any time on or after November 1, 2023.
(B)

As of September 30, 2021 and March 31, 2021, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 254.5% and 398.0%, respectively.

(C)	Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities.

The fair value, based on the last reported closing prices, of the 2026 Notes and 2028 Notes as of September 30, 2021 was $133.1 million and $144.1 million, respectively. The fair value, based on the last reported closing prices, of the 2026 Notes as of March 31, 2021 was $132.3 million. We consider the closing prices of the 2026 Notes and 2028 Notes to be Level 1 inputs within the ASC 820 hierarchy.

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

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2021, we used a portion of the proceeds from the issuance of our 2028 Notes to voluntarily redeem all outstanding shares of our 6.375% Series E Cumulative Term Preferred Stock (or “Series E Term Preferred Stock” or “Series E”), which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of our Series E Term Preferred Stock, we incurred a loss on extinguishment of debt of $2.0 million, which was recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

The following table summarizes our Series E Term Preferred Stock outstanding as of March 31, 2021:

As of March 31, 2021:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Aggregate Liquidation Preference
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	3,774,853	$25.00	$94,371

Term preferred stock, gross(A)					3,774,853	$25.00	$94,371
Less: Discounts							(2,162)

Term preferred stock, net(B)							$92,209

(A)	As of March 31, 2021, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 248.6%.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities.

The following tables summarize dividends declared by our Board of Directors and paid by us on our Series E Term Preferred Stock and our 6.25% Series D Cumulative Term Preferred Stock (“Series D Term Preferred Stock”) during the six months ended September 30, 2021 and 2020:

For the Six Months Ended September 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series E Term Preferred Stock(A)
April 13, 2021	April 23, 2021	April 30, 2021	$0.13281250
April 13, 2021	May 19, 2021	May 28, 2021	0.13281250
April 13, 2021	June 18, 2021	June 30, 2021	0.13281250
July 13, 2021	July 23, 2021	July 30,2021	0.13281250
July 13, 2021	August 23, 2021	August 30, 2021	0.07968750	(B)

		Total	$0.61093750

For the Six Months Ended September 30, 2020:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock(C)	Dividend per Share of Series E Term Preferred Stock(A)
April 14, 2020	April 24, 2020	April 30, 2020	$0.13020833	$0.13281250
April 14, 2020	May 19, 2020	May 29, 2020	0.13020833	0.13281250
April 14, 2020	June 19, 2020	June 30, 2020	0.13020833	0.13281250
July 14, 2020	July 24, 2020	July 31, 2020	0.13020833	0.13281250
July 14, 2020	August 24, 2020	August 31, 2020	0.13020833	0.13281250
July 14, 2020	September 23, 2020	September 30, 2020	0.13020833	0.13281250

		Total	$0.78124998	$0.79687500

(A)	We voluntarily redeemed all outstanding shares of our Series E Term Preferred Stock on August 19, 2021.
(B)	Represents accrued and unpaid dividends up to, but excluding, the redemption date of August 19, 2021.
(C)	We voluntarily redeemed all outstanding shares of our Series D Term Preferred Stock on March 3, 2021.

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and are reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of dividends paid to preferred stockholders in the current calendar year as of September 30, 2021, 71.3% would be from ordinary income and 28.7% would be from capital gains.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock was recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2021. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The fair value of our Series E Term Preferred Stock, based on the last reported closing sale price as of March 31, 2021, which we consider to be a Level 1 input within the fair value hierarchy, was $96.1 million.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we had the ability to issue up to $300.0 million of the securities registered under the registration statement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Numerator: net increase in net assets resulting from operations	$28,135	$6,630	$75,274	$6,669
Denominator: basic and diluted weighted-average common shares	33,205,023	33,205,023	33,205,023	33,148,652

Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.85	$0.20	$2.27	$0.20

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

The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of cash distributions paid to common stockholders in the current calendar year as of September 30, 2021, 71.3% would be from ordinary income and 28.7% would be from capital gains.

We paid the following cash distributions to our common stockholders for the six months ended September 30, 2021 and 2020:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2022	April 13, 2021	April 23, 2021	April 30, 2021	$0.070
	April 13, 2021	May 19, 2021	May 28, 2021	0.070
	April 13, 2021	June 8, 2021	June 17, 2021	0.060	(A)
	April 13, 2021	June 18, 2021	June 30, 2021	0.070
	July 13, 2021	July 23, 2021	July 30, 2021	0.070
	July 13, 2021	August 23, 2021	August 31, 2021	0.070
	July 13, 2021	September 3, 2021	September 15, 2021	0.030	(A)
	July 13, 2021	September 22, 2021	September 30, 2021	0.070

		Six Months Ended September 30, 2021:		$0.510

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	April 14, 2020	April 24, 2020	April 30, 2020	$0.070
	April 14, 2020	May 19, 2020	May 29, 2020	0.070
	April 14, 2020	June 8, 2020	June 17, 2020	0.090	(A)
	April 14, 2020	June 19, 2020	June 30, 2020	0.070
	July 14, 2020	July 24, 2020	July 31, 2020	0.070
	July 14, 2020	August 24, 2020	August 31, 2020	0.070
	July 14, 2020	September 23, 2020	September 30, 2020	0.070

		Six Months Ended September 30, 2020:		$0.510

(A)	Represents a supplemental distribution to common stockholders.

Aggregate cash distributions to our common stockholders declared and paid were $16.9 million for both the six months ended September 30, 2021 and 2020.

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

For the three months ended September 30, 2021, we recorded $2.1 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities. For the six months ended September 30, 2021, we recorded $2.7 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Overdistributed net investment income and increased Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2021 and March 31, 2021, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.4 million and $0.7 million as of September 30, 2021 and March 31, 2021, respectively.

Financial Commitments and Obligations

We may have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of September 30, 2021 and March 31, 2021 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of September 30, 2021, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of September 30, 2021 and March 31, 2021 to be immaterial.

As of September 30, 2021, the following guaranty was outstanding:

•

A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers.

The following table summarizes the principal balances of unused line of credit and delayed draw term loan commitments and guaranties as of September 30, 2021 and March 31, 2021, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	September 30, 2021	March 31, 2021
Unused line of credit and delayed draw term loan commitments	$4,300	$3,000
Guaranties	1,000	1,000

Total	$5,300	$4,000

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Per Common Share Data:
Net asset value at beginning of period(A)	$12.66	$10.87	$11.52	$11.17
Income from investment operations(B)
Net investment income (loss)	0.07	0.13	—	0.26
Net realized gain (loss) on investments and other	(0.05)	0.02	0.01	0.04
Net unrealized appreciation (depreciation) of investments	0.83	0.05	2.26	(0.10)

Total from investment operations	0.85	0.20	2.27	0.20
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.16)	(0.20)	(0.36)	(0.48)
Cash distributions to common stockholders from realized gains(C)	(0.08)	(0.01)	(0.15)	(0.03)

Total from equity capital activity	(0.24)	(0.21)	(0.51)	(0.51)
Other, net(B)(E)	—	—	(0.01)	—

Net asset value at end of period(A)	$13.27	$10.86	$13.27	$10.86

Per common share market value at beginning of period	$14.41	$10.24	$12.23	$7.85
Per common share market value at end of period	13.87	9.10	13.87	9.10
Total investment return(F)	(2.13)%	(9.10)%	17.51%	21.91%
Common stock outstanding at end of period(A)	33,205,023	33,205,023	33,205,023	33,205,023
Statement of Assets and Liabilities Data:
Net assets at end of period	$440,701	$360,526	$440,701	$360,526
Average net assets(G)	426,635	360,232	410,553	362,964
Senior Securities Data:
Total borrowings, at cost	$276,484	$121,696	$276,484	$121,696
Mandatorily redeemable preferred stock (H)	—	138,715	—	138,715
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(I)	15.35%	8.30%	17.88%	7.72%
Ratio of net investment income (loss) to average net assets – annualized(J)	2.03	4.85	(0.07)	4.71

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding period.
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
(I)

Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets—annualized would have been 17.90% and 11.42% for the three months ended September 30, 2021 and 2020, respectively, and 20.73% and 10.26% for the six months ended September 30, 2021 and 2020, respectively.

(J)

Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets—annualized would have been (0.52)% and 1.72% for the three months ended September 30, 2021 and 2020, respectively, and (2.91)% and 1.81% for the six months ended September 30, 2021 and 2020, respectively.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the six month periods ended September 30, 2021 and 2020.

NOTE 13. SUBSEQUENT EVENTS

Investment Activity

In October 2021, we invested $10.5 million in an existing portfolio company, Bassett Creek Services, Inc., in the form of secured first lien debt.

Distributions and Dividends

In October 2021, our Board of Directors declared the following monthly and supplemental distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 22, 2021	October 29, 2021	$0.075
November 19, 2021	November 30, 2021	0.075
December 7, 2021	December 15, 2021	0.090	(A)
December 23, 2021	December 31, 2021	0.075

	Total for the Quarter:	$0.315

(A)	Represents a supplemental distribution to common stockholders.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $40 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of September 30, 2021, our investment portfolio was comprised of 74.4% in debt securities and 25.6% in equity securities, at cost.

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

Our shares of common stock, our 5.00% Notes due 2026 (“2026 Notes”), and our 4.875% Notes due 2028 (“2028 Notes”) are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINN,” and “GAINZ,” respectively.

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the six months ended September 30, 2021, we invested in two new portfolio companies, exited one portfolio company, merged two existing portfolio companies into a new portfolio company, and dissolved one portfolio company. From our initial public offering in June 2005 through September 30, 2021, we invested in 55 companies, excluding investments in syndicated loans, for a total of approximately $1.4 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2021, we had unrecognized, contractual success fees of $49.0 million, or $1.48 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

From inception through September 30, 2021, we completed sales of 25 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $240.8 million in net realized gains and $33.4 million in other income upon exit, for a total increase to our net assets of $274.2 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 25 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 75.0% from March 2011 through September 30, 2021, and allowed us to declare and pay 13 supplemental distributions to common stockholders through September 30, 2021.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock and unsecured notes. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to February 2024, and currently have a total commitment amount of $180.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the six months ended September 30, 2021, we issued our 2028 Notes for gross proceeds of $134.6 million. During the year ended March 31, 2021, we issued our 2026 Notes for gross proceeds of $127.9 million and sold 155,560 shares of our common stock under our at-the-market program (the “Common Stock ATM Program”) for gross proceeds of approximately $1.8 million, and 784,853 shares of our Series E Term Preferred Stock under our preferred stock at-the-market program (the “Series E ATM Program”) for gross proceeds of approximately $19.3 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock, including our at-the-market programs.

Although we have been able to access the capital markets historically, market conditions, including the impact of COVID-19, may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On September 30, 2021, the closing market price of our common stock was $13.87 per share, representing a 4.5% premium to our net asset value (“NAV”) of $13.27 per share as of September 30, 2021. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act), of at least 150% on each of our senior securities representing indebtedness and our senior securities that are stock (such as our previously outstanding series of term preferred stock).

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

As of September 30, 2021, our asset coverage ratio on our senior securities representing indebtedness was 254.5%.

Investment Highlights

Investment Activity

During the six months ended September 30, 2021, the following significant transactions occurred:

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

•

In September 2021, one of our portfolio companies, D.P.M.S., Inc. (“Danco”), merged with another of our portfolio companies, Galaxy Technologies, Inc. (“Galaxy”), into a newly formed portfolio company, Galaxy Technologies Holdings, Inc. (“Galaxy Technologies Holdings”). Our debt investments in Danco, which totaled $12.3 million at principal and cost, and Galaxy, which totaled $13.0 million at principal and cost, were converted into two second lien term loans with an aggregate cost and principal of $25.3 million to Galaxy Technologies Holdings. Our common equity investment in Danco, with a cost basis of $0.0 million, and our preferred and common equity investments in Galaxy, with an aggregate cost basis of $11.5 million, were converted into a common equity investment in Galaxy Technologies Holdings with a combined cost basis of $11.5 million.

The following significant investment activity occurred subsequent to September 30, 2021. Also refer to Note 13 – Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

•	In October 2021, we invested $10.5 million in an existing portfolio company, Bassett Creek Services, Inc., in the form of secured first lien debt.

Recent Developments

Distributions and Dividends

In October 2021, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 22, 2021	October 29, 2021	$0.075
November 19, 2021	November 30, 2021	0.075
December 7, 2021	December 15, 2021	0.090	(A)
December 23, 2021	December 31, 2021	0.075

	Total for the Quarter:	$0.315

(A)	Represents a supplemental distribution to common stockholders.

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

COVID-19 Impact

We continue to closely monitor and work with our portfolio companies to navigate the significant challenges created by the continuing COVID-19 pandemic and remain focused on ensuring the safety of the Adviser’s and Administrator’s personnel and of the employees of our portfolio companies, while also managing our ongoing business activities. While we are closely monitoring all of our portfolio companies, our portfolio continues to be diverse from a geographic and industry perspective. Through proactive measures and continued diligence, the management teams of our portfolio companies continue to demonstrate their ability to respond effectively and efficiently to the challenges posed by COVID-19, including its variants, and related orders imposed by state and local governments, including paused or reversed reopening orders. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
INVESTMENT INCOME
Interest income	$14,298	$11,840	$2,458	20.8%
Dividend and success fee income	4,240	—	4,240	NM

Total investment income	18,538	11,840	6,698	56.6

EXPENSES
Base management fee	3,577	2,989	588	19.7
Loan servicing fee	1,794	1,747	47	2.7
Incentive fee	7,351	452	6,899	NM
Administration fee	571	390	181	46.4
Interest and dividend expense	3,884	3,213	671	20.9
Amortization of deferred financing costs and discounts	452	466	(14)	(3.0)
Other	1,468	1,032	436	42.2

Expenses before credits from Adviser	19,097	10,289	8,808	85.6
Credits to fees from Adviser	(2,724)	(2,817)	93	(3.3)

Total expenses, net of credits to fees	16,373	7,472	8,901	119.1

NET INVESTMENT INCOME	2,165	4,368	(2,203)	(50.4)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	464	621	(157)	(25.3)
Net realized loss on other	(1,998)	—	(1,998)	NM
Net unrealized appreciation (depreciation) of investments	27,504	1,641	25,863	NM

Net realized and unrealized gain (loss)	25,970	2,262	23,708	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$28,135	$6,630	$21,505	324.4

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.07	$0.13	$(0.06)	(46.2)%

Net increase in net assets resulting from operations	$0.85	$0.20	$0.65	325.0

NM = Not Meaningful

Investment Income

Total investment income increased 56.6% for the three months ended September 30, 2021, as compared to the prior year period. The increase was due to increases in both interest income and dividend and success fee income.

Interest income from our investments in debt securities increased 20.8% for the three months ended September 30, 2021, as compared to the prior year period. During the three months ended September 30, 2021, we received $1.6 million of past due interest from certain loans that were previously on non-accrual status. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2021 was $425.5 million, compared to $388.7 million for the prior year period. This increase was primarily due to the $79.5 million of loans returned to accrual status, the origination of $54.2 million of new debt investments, and $48.4 million of follow-on debt investments to existing portfolio companies, partially offset by $64.2 million of loans placed on non-accrual status and $43.3 million of pay-offs, restructurings, or write-offs of debt investments after June 30, 2020, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 13.3% for the three months ended September 30, 2021, compared to 12.1% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

As of September 30, 2021, our loans to J.R. Hobbs, The Mountain Corporation (“The Mountain”), and SBS Industries Holdings, Inc (“SBS”) were on non-accrual status, with an aggregate debt cost basis of $81.3 million. As of September 30, 2020, certain of our loans to B+T Group Acquisition, Inc. (“B+T”), Horizon Facilities Services, Inc. (“Horizon”), The Mountain, PSI Molded Plastics, Inc. (“PSI Molded”), and SOG Specialty Knives & Tools, LLC (“SOG”), were on non-accrual status, with an aggregate debt cost basis of $94.9 million.

Dividend and success fee income for the three months ended September 30, 2021 increased $4.2 million from the prior year period. During the three months ended September 30, 2021, dividend and success fee income consisted of $2.6 million of success fee income and $1.6 million of dividend income. During the three months ended September 30, 2020, we did not earn any dividend and success fee income.

As of September 30, 2021 and March 31, 2021, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 119.1% during the three months ended September 30, 2021, as compared to the prior year period, primarily due to an increase in the incentive fee, as well as increases in interest and dividend expense, and the base management fee.

In accordance with GAAP, we recorded a $5.6 million capital gains-based incentive fee during the three months ended September 30, 2021, compared to a capital gains-based incentive fee of $0.5 million during the three months ended September 30, 2020. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased by $1.8 million for the three months ended September 30, 2021, as compared to the prior year period, as the increase in pre-incentive fee net investment income more than offset the increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2021	2020
Average total assets subject to base management fee(A)	$715,400	$597,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	3,577	2,989
Credits to fees from Adviser - other(B)	(930)	(1,070)

Net base management fee	$2,647	$1,919

Loan servicing fee(B)	1,794	1,747
Credits to base management fee - loan servicing fee(B)	(1,794)	(1,747)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$1,757	$—
Incentive fee – capital gains-based(C)	5,594	452

Total incentive fee(B)	$7,351	$452
Credits to fees from Adviser - other(B)	—	—

Net total incentive fee	$7,351	$452

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

Interest and dividend expense increased 20.9% during the three months ended September 30, 2021, as compared to the prior year period, primarily due to an increase in interest expense, which was partially offset by a decrease in dividend expense. Interest expense increased by $2.0 million due to the issuance of the 2026 Notes in March 2021 and the 2028 Notes in August 2021, which was partially offset by lower interest expense related to the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the three months ended September 30, 2021 was $24.4 million, as compared to $106.1 million in the prior year period.

The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended September 30, 2021 was 10.0%, as compared to 3.6% in the prior year period. The increase in the effective interest rate on the Credit Facility was primarily a result of an increase in unused commitment fees on the undrawn portion of the Credit Facility. Dividend expense decreased by $1.4 million as a result of the 6.25% Series D Cumulative Term Preferred Stock (“Series D Term Preferred Stock”) and 6.375% Series E Cumulative Term Preferred Stock (“Series E Term Preferred Stock”) redemptions in March 2021 and August 2021, respectively, partially offset by the Series E ATM Program sales during the prior fiscal year.

Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2021, we recorded net realized gains on investments of $0.5 million, primarily related to previous exits of certain investments. During the three months ended September 30, 2020, we recorded net realized gains on investments of $0.6 million related to previous exits of certain investments.

Net Realized Gain (Loss) on Other

During the three months ended September 30, 2021, we recorded a net realized loss on other of $2.0 million, which primarily related to unamortized deferred issuance costs written off upon the redemption of our Series E Term Preferred Stock in August 2021. During the three months ended September 30, 2020, there were no realized gains or losses on other.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended September 30, 2021, we recorded net unrealized appreciation of investments of $27.5 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Schylling, Inc.	$—	$6,277	$—	$6,277
Basset Creek Services, Inc.	—	5,474	—	5,474
Counsel Press, Inc.	—	4,903	—	4,903
Old World Christmas, Inc.	—	3,986	—	3,986
B+T Group Acquisition, Inc.	—	3,971	—	3,971
Educators Resource, Inc.	—	3,607	—	3,607
Horizon Facilities Service, Inc.	—	2,983	—	2,983
ImageWorks Display and Marketing Group, Inc.	—	2,938	—	2,938
Brunswick Bowling Products, Inc.	—	2,326	—	2,326
Mason West, LLC	—	2,064	—	2,064
The Maids International, LLC	—	1,873	—	1,873
SOG Specialty Knives and Tools, LLC	—	1,796	—	1,796
Nocturne Villa Rentals, Inc.	—	892	—	892
Diligent Delivery Systems	—	525	—	525
J.R. Hobbs Co. – Atlanta, LLC	—	(2,625)	—	(2,625)
SBS Industries Holdings, Inc.	—	(3,278)	—	(3,278)
Ginsey Home Solutions, Inc.	—	(3,903)	—	(3,903)
Galaxy Technologies Holdings, Inc.	—	(6,320)	—	(6,320)
Other, net (<$1.0 million, net)	464	15	—	479

Total	$464	$27,504	$—	$27,968

The primary drivers of net unrealized appreciation of $27.5 million for the three months ended September 30, 2021 were the increased performance of certain portfolio companies and an increase in comparable transaction multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by a decline in performance of certain other portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, as well as demand for their products and general economic outlook, or the reversal of such impact towards pre-COVID-19 levels.

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

Across our entire investment portfolio, we recorded net unrealized appreciation of $1.5 million and $26.0 million on our debt and on our equity positions, respectively, for the three months ended September 30, 2021. As of September 30, 2021, the fair value of our investment portfolio was more than the cost basis by $45.3 million, as compared to June 30, 2021, when the fair value of our investment portfolio was more than the cost basis by $17.8 million, representing net unrealized appreciation of $27.5 million for the three months ended September 30, 2021. Our entire portfolio had a fair value of 106.6% of cost as of September 30, 2021.

Comparison of the Six Months Ended September 30, 2021 to the Six Months Ended September 30, 2020

	For the Six Months Ended September 30,
	2021	2020	$ Change	% Change
INVESTMENT INCOME
Interest income	$30,290	$22,365	$7,925	35.4%
Dividend and success fee income	6,274	182	6,092	NM

Total investment income	36,564	22,547	14,017	62.2

EXPENSES
Base management fee	6,897	5,845	1,052	18.0
Loan servicing fee	3,662	3,456	206	6.0
Incentive fee	19,599	(302)	19,901	NM
Administration fee	970	836	134	16.0
Interest and dividend expense	7,688	6,232	1,456	23.4
Amortization of deferred financing costs and discounts	908	840	68	8.1
Other	2,822	2,360	462	19.6

Expenses before credits from Adviser	42,546	19,267	23,279	120.8
Credits to fees from Adviser	(5,843)	(5,261)	(582)	11.1

Total expenses, net of credits to fees	36,703	14,006	22,697	162.1

NET INVESTMENT (LOSS) INCOME	(139)	8,541	(8,680)	(101.6)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	2,393	1,374	1,019	74.2
Net realized loss on other	(1,998)	—	(1,998)	NM
Net unrealized appreciation (depreciation) of investments	75,018	(3,246)	78,264	NM

Net realized and unrealized gain (loss)	75,413	(1,872)	77,285	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$75,274	$6,669	$68,605	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment (loss) income	$—	$0.26	$(0.26)	(100.0)

Net increase in net assets resulting from operations	$2.27	$0.20	$2.07	NM %

NM = Not Meaningful

Investment Income

Total investment income increased 62.2% for the six months ended September 30, 2021, as compared to the prior year period. The increase was due to increases in both interest income and dividend and success fee income.

Interest income from our investments in debt securities increased 35.4% for the six months ended September 30, 2021, as compared to the prior year period. During the six months ended September 30, 2021, we received $3.9 million of past due interest from certain loans that were previously on non-accrual status. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2021 was $445.7 million, compared to $373.5 million for the prior year period. This increase was primarily due to $79.5 million of loans returned to accrual status, the origination of $54.2 million of new debt investments, and $48.5 million of follow-on debt investments to existing portfolio companies, partially offset by $64.2 million of loans placed on non-accrual status and $43.3 million of pay-offs, restructurings, or write-offs of debt investments after March 31, 2020, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend, success fee, and other income, was 13.6% for the six months ended September 30, 2021, compared to 11.9% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

As of September 30, 2021, our loans to J.R. Hobbs, The Mountain, and SBS were on non-accrual status, with an aggregate debt cost basis of $81.3 million. As of September 30, 2020, our loans to B+T, Horizon, The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $94.9 million.

Dividend and success fee income for the six months ended September 30, 2021 increased by $6.1 million from the prior year period. During the six months ended September 30, 2021, dividend and success fee income consisted of $4.7 million of success fee income and $1.6 million of dividend income. During the six months ended September 30, 2020, dividend and success fee income consisted of $0.2 million of success fee income.

As of September 30, 2021 and March 31, 2021, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 162.1% during the six months ended September 30, 2021, as compared to the prior year period, primarily due to an increase in the incentive fee, as well as increases in interest and dividend expense, and the base management fee, partially offset by an increase in credits to fees from the Adviser.

In accordance with GAAP, we recorded a $15.9 million capital gains-based incentive fee during the six months ended September 30, 2021, compared to a $0.3 million reversal of the capital gains-based incentive fee during the six months ended September 30, 2020. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased by $3.7 million for the six months ended September 30, 2021, as compared to the prior year period, as the increase in pre-incentive fee net investment income more than offset the increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2021	2020
Average total assets subject to base management fee(A)	$689,700	$584,500
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%

Base management fee(B)	6,897	5,845
Credits to fees from Adviser - other(B)	(2,181)	(1,805)

Net base management fee	$4,716	$4,040

Loan servicing fee(B)	3,662	3,456
Credits to base management fee - loan servicing fee(B)	(3,662)	(3,456)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$3,695	$—
Incentive fee – capital gains-based(C)	15,904	(302)

Total incentive fee(B)	$19,599	$(302)
Credits to fees from Adviser - other(B)	—	—

Net total incentive fee	$19,599	$(302)

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

Interest and dividend expense increased 23.4% during the six months ended September 30, 2021, as compared to the prior year period, primarily due to the increase in interest expense partially offset by a decrease in dividend expense. Interest expense increased by $3.4 million primarily due to the issuance of the 2026 Notes in March 2021 and the 2028 Notes in August 2021, which was partially offset by lower interest expense related to the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the six months ended September 30, 2021 was $25.4 million, as compared to $80.5 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the six months ended September 30, 2021 was 9.6%, as compared to 4.5% in the prior year period. The increase in the effective interest rate on the Credit Facility was primarily a result of an increase in unused commitment fees on the undrawn portion of the Credit Facility. Dividend expense decreased by $2.0 million as a result of the 6.25% Series D Cumulative Term Preferred Stock (“Series D Term Preferred Stock”) and 6.375% Series E Cumulative Term Preferred Stock (“Series E Term Preferred Stock”) redemptions in March 2021 and August 2021, respectively, partially offset by the Series E ATM Program sales during the prior fiscal year.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the six months ended September 30, 2021, we recorded net realized gains on investments of $2.4 million, primarily related to a $3.6 million realized gain from the exit of Head Country and $0.5 million realized gains related to previous exits of certain investments, partially offset by a $1.8 million realized loss from the dissolution of CTG. During the six months ended September 30, 2020, we recorded net realized gains on investments of $1.4 million related to previous exits of certain investments.

Net Realized Gain (Loss) on Other

During the six months ended September 30, 2021, we recorded a net realized loss on other of $2.0 million which primarily related to unamortized deferred issuance costs written off upon the redemption of our Series E Term Preferred Stock in August 2021. During the six months ended September 30, 2020, there were no realized gains or losses on other.

Net Unrealized Appreciation (Depreciation) of Investments

During the six months ended September 30, 2021, we recorded net unrealized appreciation of investments of $75.0 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2021 were as follows:

	Six Months Ended September 30, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
B+T Group Acquisition, Inc.	$—	$15,268	$—	$15,268
Old World Christmas, Inc.	—	12,636	—	12,636
Schylling, Inc.	—	10,522	—	10,522
Educators Resource, Inc.	—	8,811	—	8,811
Basset Creek Services, Inc.	—	8,487	—	8,487
SOG Specialty Knives and Tools, LLC	—	7,580	—	7,580
Counsel Press, Inc.	—	7,045	—	7,045
Horizon Facilities Service, Inc.	—	6,417	—	6,417
ImageWorks Display and Marketing Group, Inc.	—	5,302	—	5,302
PSI Molded Plastics, Inc.	—	3,633	—	3,633
Brunswick Bowling Products, Inc.	—	3,498	—	3,498
Galaxy Tool Holding Corporation	—	1,404	—	1,404
Mason West, LLC	—	1,172	—	1,172
Head Country, Inc.	3,627	—	(2,469)	1,158
The Maids International, LLC	—	1,054	—	1,054
Channel Technologies Group, LLC	(1,841)	—	1,841	—
Pioneer Square Brands, Inc.	—	(1,244)	—	(1,244)
J.R. Hobbs Co. – Atlanta, LLC	—	(2,511)	—	(2,511)
SBS Industries Holdings, Inc.	—	(3,167)	—	(3,167)
Ginsey Home Solutions, Inc.	—	(4,305)	—	(4,305)
Galaxy Technologies Holdings, Inc.	—	(6,320)	—	(6,320)
Other, net (<$1.0 million, net)	607	312	52	971

Total	$2,393	$75,594	$(576)	$77,411

The primary drivers of net unrealized appreciation of $75.0 million for the six months ended September 30, 2021 were the increased performance of certain portfolio companies, the reversal of previously recorded unrealized depreciation of our investment in CTG upon its dissolution, and an increase in comparable transaction multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by the reversal of previously recorded unrealized appreciation of our investment in Head Country and a decline in performance of certain other portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, as well as demand for their products and general economic outlook, or the reversal of such impact towards pre-COVID-19 levels.

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

Across our entire investment portfolio, we recorded net unrealized appreciation of $7.4 million and $67.6 million on our debt and on our equity positions, respectively, for the six months ended September 30, 2021. As of September 30, 2021, the fair value of our investment portfolio was more than the cost basis by $45.3 million, as compared to March 31, 2021, when the fair value of our investment portfolio was less than the cost basis by $29.7 million, representing net unrealized appreciation of $75.0 million for the six months ended September 30, 2021. Our entire portfolio had a fair value of 106.6% of cost as of September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2021 was $6.3 million, as compared to net cash used in operating activities of $59.4 million for the six months ended September 30, 2020. This change was primarily due to a decrease in purchases of investments, an increase in principal repayments of investments and net proceeds from the sale of investments, as well as a decrease in tax payments for our deemed distributions declared in prior fiscal years.

Purchases of investments were $47.6 million during the six months ended September 30, 2021, compared to $57.4 million during the six months ended September 30, 2020. Principal repayments and net proceeds from the sale of investments totaled $22.2 million during the six months ended September 30, 2021, compared to $2.1 million during the three months ended September 30, 2020.

As of September 30, 2021, we had equity investments in or loans to 27 portfolio companies with an aggregate cost basis of $691.2 million. As of September 30, 2020, we had equity investments in or loans to 29 portfolio companies with an aggregate cost basis of $655.9 million.

The following table summarizes our total portfolio investment activity during the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020
Beginning investment portfolio, at fair value	$633,829	$565,924
New investments	34,200	46,902
Disbursements to existing portfolio companies	13,350	10,480
Unscheduled principal repayments	(14,060)	(8,000)
Net proceeds from sales of investments	(7,648)	(3,107)
Net realized gain on investments	1,805	—
Net unrealized appreciation (depreciation) of investments	75,594	(3,246)
Reversal of net unrealized appreciation of investments	(576)	—
Amortization of premiums, discounts, and acquisition costs, net	9	9

Ending investment portfolio, at fair value	$736,503	$608,962

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2021:

		Amount
For the remaining six months ending March 31:	2022	$30,460
For the fiscal years ending March 31:	2023	114,850
	2024	93,055
	2025	171,777
	2026	52,250
	Thereafter	52,246

	Total contractual repayments	$514,638
	Adjustments to cost basis of debt investments	(21)
	Investments in equity securities	176,602

	Total cost basis of investments held as of September 30, 2021:	$691,219

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2021 was $6.3 million, which consisted primarily of $134.6 million in gross proceeds from the issuance of our 2028 Notes, partially offset by the redemption of our Series E Term Preferred Stock of $94.4 million, $16.9 million in distributions to common stockholders, $13.5 million of net repayments under the Credit Facility, and $3.4 million of deferred financing and offering costs.

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

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.07 per common share for each of the six months from April through September 2021, and supplemental distributions of $0.06 and $0.03 per common share in June and September 2021, respectively. See also “Recent Developments—Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in October 2021.

For the fiscal year ended March 31, 2021, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $16.1 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2021, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $8.5 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2021, we recorded $2.0 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income. For the six months ended September 30, 2021, we recorded $2.7 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Overdistributed net investment income and increased Accumulated net realized gain in excess of distributions.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.1328125 per share to holders of our Series E Term Preferred Stock per month from April through July 2021 and $0.07968750 per share of our Series E Term Preferred Stock for the period from August 1, 2021 up to, but excluding, the redemption date of August 19, 2021. In accordance with GAAP, we treat these monthly dividends as an operating expense.

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

Equity

Registration Statement

On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we had the ability to issue up to $300.0 million of the securities registered under the registration statement.

Common Stock

In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each, a “Common Stock ATM Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Common Stock ATM Sales Agents, up to an aggregate offering price of $35.0 million in the Common Stock ATM Program. On August 11, 2021, we terminated the equity distribution agreements with each of the Common Stock ATM Sales Agents.

We did not sell any shares of our common stock under the Common Stock ATM Program during the six months ended September 30, 2021. During the year ended March 31, 2021, we sold 155,560 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On September 30, 2021, the closing market price of our common stock was $13.87 per share, representing a 4.5% premium to our NAV per share of $13.27 as of September 30, 2021.

Term Preferred Stock

In August 2018, we completed a public offering of 2,990,000 shares of our Series E Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $74.8 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $72.1 million. Total underwriting discounts and offering costs related to this offering were $2.7 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and were amortized over the period ending August 31, 2025, the mandatory redemption date, prior to redemption in August 2021. Prior to redemption in August 2021, the Series E Term Preferred Stock provided for a fixed dividend equal to 6.375% per year, payable monthly.

In May 2020, we entered into sales agreements with Wedbush Securities, Inc. and Virtu Americas LLC (each a “Series E ATM Sales Agent”), under which we have the ability to issue and sell shares of our Series E Term Preferred Stock, from time to time, through the Series E ATM Sales Agents, up to $50.0 million aggregate liquidation preference in the Series E ATM Program. On August 10, 2021, we terminated our sales agreements with each of the Series E ATM Sales Agents.

We did not sell any shares of our Series E Term Preferred Stock under the Series E ATM Program during the six months ended September 30, 2021. During the year ended March 31, 2021, we sold 784,853 shares of our Series E Term Preferred Stock under the Series E ATM Program with an aggregate liquidation preference of $19.6 million. The weighted-average gross price per share net of discounts was $24.56 and resulted in gross proceeds of approximately $19.3 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $19.1 million.

In March 2021, we used a portion of the proceeds from the issuance of our 2026 Notes, to voluntarily redeem all outstanding shares of our Series D Term Preferred Stock, which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption, we incurred a loss on extinguishment of debt of $0.8 million, which was recorded in Realized loss on other in our Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption. Prior to redemption in March 2021, the Series D Term Preferred Stock provided for a fixed dividend equal to 6.25% per year, payable monthly, and would have otherwise been subject to mandatory redemption on September 30, 2023.

In August 2021, we used a portion of the proceeds from the issuance of our 2028 Notes, to voluntarily redeem all outstanding shares of our Series E Term Preferred Stock, which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption, we incurred a loss on extinguishment of debt of $2.0 million, which was recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

Revolving Line of Credit

On March 8, 2021, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), entered into Amendment No. 6 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of September 30, 2021, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of March 8, 2021, subject to approval by all lenders. Additionally, as part of this amendment, the COVID-19 Relief Period (described below) was extended to September 30, 2021. We incurred fees of approximately $1.0 million in connection with this amendment.

On August 10, 2020, we, through Business Investment, entered into Amendment No. 5 to the Credit Facility. Among other things, Amendment No. 5 amended the Credit Facility to (i) add LIBOR replacement language; (ii) implement a 0.5% LIBOR floor; (iii) reduce the facility size from $200.0 million to $180.0 million, which may be expanded to $300.0 million through additional commitments; and (iv) provide certain other changes to existing terms and covenants. In addition, Amendment No. 5 provided for certain temporary changes during the COVID-19 Relief Period (August 10, 2020 until March 31, 2021, subject to extension under certain conditions) including: (i) amending the definition of “Effective Advance Rate,” provided that during such period the overall effective advance rate does not exceed 55%; and (ii) removing or changing certain “Excess Concentration Limits” (as defined in the Credit Facility).

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $286.3 million as of September 30, 2021, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2021, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $695.2 million, asset coverage on our senior securities representing indebtedness of 254.5%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2021, we had availability, after adjustments for various constraints based on collateral quality, of $171.1 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

Notes Payable

5.00% Notes due 2026

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

4.875% Notes due 2028

In August 2021, we completed a public offering of the 2028 Notes with an aggregate principal amount of $134.6 million, which resulted in net proceeds of approximately $131.3 million after deducting underwriting discounts, commissions and offering costs borne by us. The 2028 Notes are traded under the ticker symbol “GAINZ” on Nasdaq. The 2028 Notes will mature on November 1, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2023. The 2028 Notes bear interest at a rate of 4.875% per year (which equates to $6.6 million per year), payable quarterly in arrears.

The indenture relating to the 2028 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2028 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The 2028 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $3.3 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending November 1, 2028, the maturity date.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2021 and March 31, 2021, we had unrecognized, contractual off-balance sheet success fee receivables of $49.0 million and $46.2 million (or approximately $1.48 and $1.39 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of September 30, 2021 to be immaterial.

As of September 30, 2021, we have also extended a guaranty on behalf of one of our portfolio companies, Country Club Enterprises, LLC (“CCE”), whereby we have guaranteed $1.0 million of CCE’s obligations. As of September 30, 2021, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of September 30, 2021, at cost/liquidation preference:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$8,900	$—	$—	$8,900	$—
Notes payable	262,488	—	—	127,938	134,550
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	85,957	15,355	30,716	26,221	13,665

Total	$362,441	$15,355	$30,716	$168,155	$148,215

(A)	Excludes unused line of credit and delayed draw term loan commitments and guaranties to our portfolio companies in the aggregate principal amount of $5.3 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)

Includes interest payments due on the Credit Facility, 2026 Notes, 2028 Notes, and secured borrowing, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of September 30, 2021.

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

The following table reflects risk ratings for all loans in our portfolio as of September 30, 2021 and March 31, 2021:

Rating	September 30, 2021	March 31, 2021
Highest	9.0	9.0
Average	6.6	6.2
Weighted-average	7.0	6.6
Lowest	4.0	4.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a RIC, we generally are not subject to U.S. federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Our policy generally is to make distributions to our stockholders in an amount up to 100% of Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. See “— Liquidity and Capital Resources — Distributions and Dividends to Stockholders.”

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both September 30, 2021 and March 31, 2021.

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

The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rates at which we borrow funds, such as under the Credit Facility (which is variable) and our unsecured notes (which are fixed), and the rates at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and up to approximately 10% at fixed rates. As of September 30, 2021 and March 31, 2021, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	September 30, 2021	March 31, 2021
Variable rates with a floor	99.9%	97.7%
Fixed rates	0.1	2.3

Total	100.0%	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures during the six months ended September 30, 2021 from those included in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information with respect to the purchases made by us of the Series E Term Preferred Stock during the second quarter of our fiscal year 2022. We elected to voluntarily redeem the entirety of the then issued and outstanding Series E Term Preferred Stock, pursuant to their terms, on August 19, 2021. On November 1, 2021, we filed a Certificate of Elimination of the Series E Term Preferred Stock with the Secretary of the State of Delaware, thereby removing the Certificate of Designation of the Series E Term Preferred Stock from our Amended and Restated Certificate of Incorporation.

We do not have any existing publicly announced repurchase plans or programs with respect to any class of our equity securities.

Period	(a) Total Number of Shares of Series E Term Preferred Stock Purchased	(b) Average Price Paid per Share of Series E Term Preferred Stock	(c) Total Number of Shares of Series E Term Preferred Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares of Series E Term Preferred Stock that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2021	—	—	—	—
August 1 through 31, 2021	3,774,853	$25.00	—	—
September 1 through 30, 2021	—	—	—	—

Total	3,774,853	$25.00	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

See the exhibit index.

EXHIBIT INDEX

Exhibit	Description

3.1a	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.b	Certificate of Designation of 6.375% Series E Cumulative Term Preferred Stock Due 2025, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

3.1.c	Certificate of Increase of Shares Designated as 6.375% Series E Cumulative Term Preferred Stock due 2025 of Gladstone Investment Corporation incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 21, 2020.

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 15, 2020.

3.3	Certificate of Elimination of 6.375% Series E Cumulative Term Preferred Stock Due 2025*

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.375% Series E Cumulative Term Preferred Stock Due 2025 Stock Certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 16, 2018.

4.3	Indenture, dated as of May 22, 2020, between Gladstone Investment Corporation and UMB Bank, National Association, as trustee incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 22, 2020.

4.4	Second Supplemental Indenture between Gladstone Investment Corporation and UMB Bank, National Association, dated as of March 2, 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed March 2, 2021.

4.5	Third Supplemental Indenture between Gladstone Investment Corporation and UMB Bank, National Association, dated as of August 18, 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed August 18, 2021.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Treasurer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer and Treasurer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Furnished herewith

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

Date: November 2, 2021