Form 10-Q
period 2021-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2022-02-08
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 7, 2022 was 33,205,023.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	December 31, 2021	March 31, 2021
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $385,819 and $297,400, respectively)	$424,918	$298,222
Affiliate investments (Cost of $289,737 and $341,651, respectively)	275,820	307,977
Control investments (Cost of $620 and $24,512, respectively)	—	27,630
Cash and cash equivalents	27,950	2,062
Restricted cash and cash equivalents	694	336
Interest receivable	2,755	3,369
Due from administrative agent	1,807	1,164
Deferred financing costs, net	1,030	1,359
Other assets, net	1,121	1,612
TOTAL ASSETS	$736,095	$643,731

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $0 and $22,400, respectively)	$—	$22,400
Notes payable, net	255,939	123,883
Secured borrowing	5,096	5,096
Total borrowings	261,035	151,379
Mandatorily redeemable preferred stock, $0.001 par value per share, $25.00 liquidation preference per share; 0 and 5,990,000 shares authorized; 0 and 3,774,853 shares issued and outstanding, respectively, net	—	92,209
Accounts payable and accrued expenses	1,346	563
Interest payable	2,263	591
Fees due to Adviser(A)	29,605	15,664
Fee due to Administrator(A)	537	577
Other liabilities	720	384
TOTAL LIABILITIES	$295,506	$261,367
Commitments and contingencies(B)
NET ASSETS	$440,589	$382,364

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 33,205,023 shares issued and outstanding	$33	$33
Capital in excess of par value	397,950	400,796

Cumulative net unrealized appreciation (depreciation) of investments	25,182	(29,734)
(Overdistributed) underdistributed net investment income	(9,022)	2,592
Accumulated net realized gain in excess of distributions	26,446	8,677
Total distributable earnings	42,606	(18,465)
TOTAL NET ASSETS	$440,589	$382,364

NET ASSET VALUE PER SHARE	$13.27	$11.52
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$8,240	$6,804	$22,524	$19,782
Affiliate investments	5,100	5,123	20,609	14,087
Control investments	3	220	500	639
Cash and cash equivalents	1	1	1	5
Total interest income	13,344	12,148	43,634	34,513
Dividend income
Non-Control/Non-Affiliate investments	—	908	3	908
Affiliate investments	—	4,127	1,589	4,127
Total dividend income	—	5,035	1,592	5,035
Success fee income
Non-Control/Non-Affiliate investments	—	189	1,650	371
Affiliate investments	3,398	—	6,430	—
Total success fee income	3,398	189	8,080	371
Total investment income	16,742	17,372	53,306	39,919

EXPENSES
Base management fee(A)	3,630	3,116	10,527	8,961
Loan servicing fee(A)	1,768	1,786	5,430	5,242
Incentive fee(A)	2,587	3,756	22,186	3,454
Administration fee(A)	437	382	1,407	1,218
Interest expense on borrowings	3,918	1,092	9,300	3,064
Dividends on mandatorily redeemable preferred stock	—	2,291	2,306	6,551
Amortization of deferred financing costs and discounts	447	451	1,355	1,291
Professional fees	444	322	1,093	1,147
Other general and administrative expenses	562	496	2,735	2,031
Expenses before credits from Adviser	13,793	13,692	56,339	32,959
Credits to base management fee – loan servicing fee(A)	(1,768)	(1,786)	(5,430)	(5,242)
Credits to fees from Adviser - other(A)	(3,682)	(789)	(5,863)	(2,594)
Total expenses, net of credits to fees	8,343	11,117	45,046	25,123
NET INVESTMENT INCOME	8,399	6,255	8,260	14,796

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	113	5,816	256	5,876
Affiliate investments	21,936	3,289	24,186	4,603
Other	—	—	(1,998)	—
Total net realized gain	22,049	9,105	22,444	10,479
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	6,275	(5,358)	38,278	(18,372)
Affiliate investments	$(26,377)	4,894	19,757	12,864
Control investments	—	375	(3,119)	2,173
Total net unrealized (depreciation) appreciation	(20,102)	(89)	54,916	(3,335)
Net realized and unrealized gain	1,947	9,016	77,360	7,144

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,346	$15,271	$85,620	$21,940

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.25	$0.19	$0.25	$0.45
Net increase in net assets resulting from operations	$0.31	$0.46	$2.58	$0.66

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,205,023	33,205,023	33,205,023	33,167,511
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2021	2020
NET ASSETS, MARCH 31	$382,364	$369,031
OPERATIONS
Net investment (loss) income	(2,304)	4,173
Net realized gain on investments	1,929	753
Net unrealized appreciation (depreciation) of investments	47,514	(4,887)
Net increase in net assets from operations	47,139	39
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.20 and $0.28 per share, respectively)	(6,593)	(9,272)
Distributions to common stockholders from net realized gains ($0.07 and $0.02 per share, respectively)	(2,372)	(666)
Net decrease in net assets from distributions	(8,965)	(9,938)
CAPITAL ACTIVITY
Issuance of common stock	—	1,772
Discounts, commissions, and offering costs for issuance of common stock	—	(35)
Net increase in net assets from capital activity	—	1,737
NET INCREASE (DECREASE) IN NET ASSETS	38,174	(8,162)
NET ASSETS, JUNE 30	$420,538	$360,869

OPERATIONS
Net investment income	$2,165	$4,368
Net realized gain on investments	464	621
Net realized loss on other	(1,998)	—
Net unrealized appreciation of investments	27,504	1,641
Net increase in net assets from operations	28,135	6,630
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.16 and $0.20 per share, respectively)	(5,490)	(6,553)
Distributions to common stockholders from net realized gains ($0.08 and $0.01 per share, respectively)	(2,482)	(420)
Net decrease in net assets from distributions	(7,972)	(6,973)
NET INCREASE (DECREASE) IN NET ASSETS	20,163	(343)
NET ASSETS, SEPTEMBER 30	$440,701	$360,526

OPERATIONS
Net investment income	$8,399	$6,255
Net realized gain on investments	22,049	9,105
Net unrealized depreciation of investments	(20,102)	(89)
Net increase in net assets from operations	10,346	15,271
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.23 and $0.20 per share, respectively)	(7,456)	(6,619)
Distributions to common stockholders from net realized gains ($0.09 and $0.01 per share, respectively)	(3,002)	(355)
Net decrease in net assets from distributions	(10,458)	(6,974)
NET (DECREASE) INCREASE IN NET ASSETS	(112)	8,297
NET ASSETS, DECEMBER 31	$440,589	$368,823
(A)Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$85,620	$21,940
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(84,550)	(89,571)
Principal repayments of investments	46,898	20,734
Net proceeds from the sale of investments	50,018	30,515
Net realized gain on investments	(24,442)	(10,479)
Net realized loss on other	1,998	—
Net unrealized (appreciation) depreciation of investments	(54,916)	3,335
Amortization of premiums, discounts, and acquisition costs, net	(14)	(14)
Amortization of deferred financing costs and discounts	1,355	1,291
Bad debt expense, net of recoveries	698	61
Changes in assets and liabilities:
Decrease in interest receivable	156	1,610
Increase in due from administrative agent	(643)	(3,608)
Decrease in other assets, net	378	1
Increase (decrease) in accounts payable and accrued expenses	782	(93)
Increase in interest payable	1,672	110
Increase in fees due to Adviser(A)	13,887	4,663
Decrease in fee due to Administrator(A)	(39)	(120)
Increase (decrease) in other liabilities	435	(12,934)
Net cash provided by (used in) operating activities	39,293	(32,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1,772
Discounts, commissions, and offering costs for issuance of common stock	—	(31)
Proceeds from line of credit	111,700	111,700
Repayments on line of credit	(134,100)	(76,900)
Proceeds from issuance of notes payable	134,550	—
Proceeds from issuance of mandatorily redeemable preferred stock	—	19,276
Redemption of mandatorily redeemable preferred stock	(94,371)	—
Deferred financing and offering costs	(3,431)	(773)
Distributions paid to common stockholders	(27,395)	(23,885)
Net cash (used in) provided by financing activities	(13,047)	31,159

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	26,246	(1,400)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,398	4,060

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$28,644	$2,660

CASH PAID FOR INTEREST	$6,437	$2,370
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 96.7%
Secured First Lien Debt – 53.0%
Diversified/Conglomerate Manufacturing – 1.0%
Phoenix Door Systems, Inc. – Line of Credit, $600 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2024)(K)	$1,550	$1,550	$1,504
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(K)	3,200	3,200	3,104
		4,750	4,608
Diversified/Conglomerate Services –29.2%
Bassett Creek Services, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(L)	48,000	48,000	48,000
Counsel Press, Inc. – Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(L)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(L)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(L)	27,700	27,700	27,700
Mason West, LLC – Term Debt (L+10.0%, 12.5% Cash, Due 7/2025)(L)	25,250	25,250	25,250
		128,450	128,450
Healthcare, Education, and Childcare – 4.5%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023)(L)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.6%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	6,850	6,850	6,850
		24,550	24,550
Hotels, Motels, Inns, and Gaming Total –6.3%
Nocturne Villa Rentals, Inc. – Line of Credit, $2,000 available (L+8.0%, 10.0% Cash, Due 6/2023)(L)	—	—	—
Nocturne Villa Rentals, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 6/2026)(L)	27,700	27,700	27,700
		27,700	27,700
Leisure, Amusement, Motion Pictures, and Entertainment – 6.4%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	8,500	8,500	8,500
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2024)(L)	6,400	6,400	6,400
		27,981	27,981
Total Secured First Lien Debt		$233,431	$233,289

Secured Second Lien Debt – 15.2%
Aerospace and Defense – 5.8%
Galaxy Technologies Holdings, Inc. – Term Debt (L+4.1%, 7.1% Cash, Due 10/2026)(L)	$6,500	$6,500	$6,500
Galaxy Technologies Holdings, Inc. – Term Debt (L+7.0%, 10.0% Cash, Due 10/2026)(L)	18,796	18,796	18,796
		25,296	25,296
Automobile – 0.9%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 2/2022)(K)	4,000	4,000	3,980
Country Club Enterprises, LLC – Guaranty ($1,000)(T)	—	—	—
		4,000	3,980
Cargo Transport – 3.0%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(K)	13,000	12,983	13,064

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.0%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2025)(H)(L)	13,300	13,300	13,300

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 2.5%
SBS Industries Holdings, Inc. – Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(G)(K)	11,736	11,736	10,885
Total Secured Second Lien Debt		$67,315	$66,525

Preferred Equity – 28.1%
Diversified/Conglomerate Services – 12.4%
Bassett Creek Services, Inc. – Preferred Stock(C)(L)	4,900	$4,900	$7,033
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	24,714
Horizon Facilities Services, Inc. – Preferred Stock(C)(L)	10,080	10,080	15,209
Mason West, LLC – Preferred Stock(C)(L)	11,206	11,206	7,556
		33,181	54,512
Healthcare, Education, and Childcare – 4.6%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560	20,070

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2021
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.4%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	6,653	6,653	14,856
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	4,538
		16,236	19,394
Hotels, Motels, Inns, and Gaming Total -1.8%
Nocturne Villa Rentals, Inc.- Preferred Stock (C)(L)	6,600	6,600	8,104

Leisure, Amusement, Motion Pictures, and Entertainment – 4.9%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	21,390

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Preferred Stock(C)(L)	27,705	2,771	—
Total Preferred Equity		$71,348	$123,470

Common Equity/Equivalents – 0.4%
Aerospace and Defense -0.1%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(L)	16,957	$11,513	$296

Cargo Transport – 0.3%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	500	1,258

Diversified/Conglomerate Manufacturing – 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(L)	3,195	1,452	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Common Stock(C)(L)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	6,290	30	80
Total Common Equity/Equivalents		$13,725	$1,634
Total Non-Control/Non-Affiliate Investments		$385,819	$424,918

AFFILIATE INVESTMENTS(O) – 62.6%
Secured First Lien Debt – 45.4%
Chemicals, Plastics, and Rubber – 6.0%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 7.0% Cash, Due 1/2024)(L)	$26,618	$26,618	$26,618

Diversified/Conglomerate Manufacturing –2.1%
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 8/2024)(K)	9,210	9,210	9,117

Diversified/Conglomerate Services – 22.4%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (L+6.0%, 8.0% Cash, Due 10/2024) (G)(K)	36,000	36,000	33,120
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024) (G)(K)	16,500	16,500	15,180
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(L)	28,560	28,560	28,560
		103,060	98,860
Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.1%
Old World Christmas, Inc. – Secured First Lien Term Loan (L+9.5%, 11.0% Cash, Due 12/2025)(L)	27,000	27,000	27,000

Mining, Steel, Iron and Non-Precious Metals Total – 4.1%
Utah Pacific Bridge & Steel, Ltd., $2,000 available (L+8.5%, 10.0% Cash, Due 7/2022)(L)	—	—	—
Utah Pacific Bridge & Steel, Ltd. (L+10.0%, 11.5% Cash, Due 7/2026)(L)	18,250	18,250	18,250
		18,250	18,250
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.9%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 5/2022)(G)(L)	3,400	3,400	3,400

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2021
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 5/2022)(G)(L)	500	500	500
		3,900	3,900
Telecommunications – 3.8%
B+T Group Acquisition, Inc.(M) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2024)(L)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2024)(L)	14,000	14,000	14,000
		16,800	16,800
Total Secured First Lien Debt		$204,838	$200,545

Secured Second Lien Debt – 0.4%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.4%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	$11,700	$11,700	$1,568
The Mountain Corporation – Delayed Draw Term Debt, $0 available (L+4.0%, 7.0% Cash, Due 4/2024)(G)(L)	1,500	1,500	201
		13,200	1,769
Total Secured Second Lien Debt		$13,200	$1,769

Preferred Equity – 16.6%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	158,598	$19,730	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	8,199	8,199	—

Diversified/Conglomerate Services – 4.5%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,749	16,139
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(L)	6,640	6,640	3,398
		24,309	19,537
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.7%
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	—	33,807

Mining, Steel, Iron and Non-Precious Metals – 1.4%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock(C)(L)	6,000	6,000	6,000

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
		6,899	—
Telecommunications – 3.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	14,304	4,722	13,290
Total Preferred Equity		$69,859	$72,634

Common Equity/Equivalents – 0.2%
Diversified/Conglomerate Services – 0.0%
Nth Degree Investment Group, LLC – Common Units(C)(L)	14,360,000	$1,219	100

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Telecommunications – 0.2%
B+T Group Acquisition, Inc.(M) – Common Stock Warrant(C)(L)	3.5%	—	772
Total Common Equity/Equivalents		$1,220	$872
Total Affiliate Investments		$289,117	$275,820

CONTROL INVESTMENTS(P) –0.0%
Common Equity/Equivalents – 0.0%
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
Gladstone SOG Investments, Inc. - Common Stock(C)(I)(L)	100	$620	—
Total Common Equity/Equivalents		$620	$—
Total Control Investments		$620	$—
TOTAL INVESTMENTS – 159.3%		$675,556	$700,738

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2021
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $524.7 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2021, our investment in Funko Acquisition Holdings, LLC (“Funko”) was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.1% as of December 31, 2021. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2021.
(E)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)Debt security is on non-accrual status.
(H)$5.1 million of the debt security was participated to a third-party but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2021.
(I)In connection with the sale of SOG Specialty Knives & Tools, LLC, we retained a common stock investment in the intermediary entity, Gladstone SOG Investments, Inc.
(J)Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(K)Fair value was based on internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(L)Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)Reserved.
(R)Reserved.
(S)Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible into class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(T)Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
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

Secured Second Lien Debt – 12.6%

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
(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $524.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2021, our investment in Funko was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR, which was 0.1% as of March 31, 2021. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2021.
(E)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)Debt security is on non-accrual status.
(H)$5.1 million of the debt security was participated to a third-party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2021.
(I)Debt security has a fixed interest rate.
(J)Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(K)Fair value was based on internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(L)Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)Debt security does not have a stated current interest rate.
(S)Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible into class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(T)Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(U)Reserved.
(V)Cumulative gross unrealized depreciation for federal income tax purposes is $109.0 million; cumulative gross unrealized appreciation for federal income tax purposes is $78.5 million. Cumulative net unrealized depreciation is $30.5 million, based on a tax cost of $664.3 million.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of December 31, 2021, our investment portfolio was comprised of 76.8% in debt securities and 23.2% in equity securities, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2021 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2022 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC on May 11, 2021.
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
Valuation Techniques
In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:
•Total Enterprise Value — In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA multiples obtained from our indexing methodology whereby the original transaction EBITDA multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries; and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.
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
•Yield Analysis — The Valuation Team generally determines the fair value of our debt investments for which we do not have the ability to effectuate a sale of the applicable portfolio company using the yield analysis, which includes a DCF calculation and assumptions that the Valuation Team believes market participants would use, including: estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default, and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by ICE and market quotes.
•Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations, which are corroborated by the Valuation Team (generally by using the yield analysis described above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.
•Investments in Funds — For equity investments in other funds for which we cannot effectuate a sale of the fund, the Valuation Team generally determines the fair value of our invested capital at the net asset value (“NAV”) provided by the fund. Any invested capital that is not yet reflected in the NAV provided by the fund is valued at par value. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2021, our loans to J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”), The Mountain Corporation (“The Mountain”), and SBS Industries Holdings, Inc. were on non-accrual status, with an aggregate debt cost basis of $81.3 million, or 15.7% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $64.9 million, or 12.9% of the fair value of all debt investments in our portfolio. As of March 31, 2021, our loans to B+T Group Acquisition, Inc., Horizon Facilities Services, Inc., and The Mountain were on non-accrual status, with an aggregate debt cost basis of $61.1 million, or 12.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $48.8 million, or 10.3% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of December 31, 2021 and March 31, 2021, we did not have any loans with a PIK interest component.
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
Related Party Fees
We are party to the Advisory Agreement with the Adviser, which is owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time.
We are also party to the Administration Agreement with the Administrator, which is owned and controlled by our chairman and chief executive officer, whereby we pay separately for administrative services.
Refer to Note 4 — Related Party Transactions for additional information regarding these related party fees and agreements.
Recent Accounting Pronouncements
In August 2021, the FASB issued Accounting Standards Update 2021-06, “Presentation of Financial Statements (Topic 205): Financial Services – Depository and Lending (Topic 924), and Financial Services – Investment Companies (Topic 946)” (“ASU 2021-06”), which modifies the disclosure requirements for acquired and disposed businesses. ASU 2021-06 was effective upon issuance. Our adoption of ASU 2021-06 did not have a material impact on our financial position, results of operations or cash flows.
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
•Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;
•Level 2 — inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists, or instances where prices vary substantially over time or among brokered market makers; and
•Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s assumptions based upon the best available information.
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

As of December 31, 2021 and March 31, 2021, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the nine months ended December 31, 2021 and 2020, respectively.
As of December 31, 2021 and March 31, 2021, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2021:
Secured first lien debt	$433,834	$—	$—		$433,834
Secured second lien debt	68,294	—	—		68,294
Preferred equity	196,104	—	—		196,104
Common equity/equivalents	2,506	—	80	(A)	2,426
Total Investments as of December 31, 2021	$700,738	$—	$80		$700,658

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2021:
Secured first lien debt	$368,688	$—	$—		$368,688
Secured second lien debt	102,897	—	—		102,897
Preferred equity	159,478	—	—		159,478
Common equity/equivalents	2,766	—	95	(A)	2,671
Total Investments as of March 31, 2021	$633,829	$—	$95		$633,734
(A)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of December 31, 2021 and March 31, 2021, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	December 31, 2021	March 31, 2021
Non-Control/Non-Affiliate Investments
Secured first lien debt	$233,289	$187,587
Secured second lien debt	66,525	41,926
Preferred equity	123,470	65,943
Common equity/equivalents(A)	1,554	2,671
Total Non-Control/Non-Affiliate Investments	424,838	298,127

Affiliate Investments
Secured first lien debt	200,545	181,101
Secured second lien debt	1,769	47,971
Preferred equity	72,634	78,905
Common equity/equivalents	872	—
Total Affiliate Investments	275,820	307,977

Control Investments
Secured first lien debt	—	—
Secured second lien debt	—	13,000
Preferred equity	—	14,630
Common equity/equivalents	—	—
Total Control Investments	—	27,630

Total investments at fair value using Level 3 inputs	$700,658	$633,734
(A)Excludes our investment in Funko with a fair value of $80 and $95 as of December 31, 2021 and March 31, 2021, respectively, which was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of December 31, 2021 and March 31, 2021. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of			Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	December 31, 2021	March 31, 2021				December 31, 2021	March 31, 2021
Secured first lien debt	$371,809	$303,330	(A)	TEV	EBITDA multiple	3.4x – 8.4x / 7.0x	4.6x – 8.0x / 7.0x
					EBITDA	$3,990 –$13,488 / $7,583	$1,403 – $9,500 / $5,746
					Revenue multiple	0.7x – 0.7x / 0.7x	0.6x – 0.7x / 0.6x
					Revenue	$14,716 – $14,716 / $14,716	$14,474 – $30,537 / $26,110
	62,025	65,358		Yield Analysis	Discount Rate	10.6% – 15.4% / 13.9%	13.3% – 17.9% / 14.7%
Secured second lien debt	40,364	53,122	(B)	TEV	EBITDA multiple	5.8x – 7.0x / 6.2x	5.9x – 6.6x / 6.2x
					EBITDA	$3,953 – $5,637 / $5,056	$4,551 – $5,100 / $4,772
					Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x
					Revenue	$14,716 – $14,716 / $14,716	$14,474 – $14,474 / $14,474
	27,930	49,775		Yield Analysis	Discount Rate	10.1% – 12.1% / 11.0%	8.1% – 13.5% / 11.2%
Preferred equity	196,104	159,478	(C)	TEV	EBITDA multiple	3.4x – 8.4x / 6.9x	5.6x – 8.0x / 6.6x
					EBITDA	$1,632 – $13,488 / $6,543	$2,587– $9,720 / $5,938
					Revenue multiple	0.7x – 0.7x / 0.7x	0.6x – 0.7x / 0.6x
					Revenue	$14,716 – $14,716 / $14,716	$14,474 – $30,537 / $25,465
Common equity/ equivalents(E)	2,426	2,671	(D)	TEV	EBITDA multiple	4.9x – 8.6x / 6.0x	4.6x – 7.1x / 5.7x
					EBITDA	$559 – $13,488 / $5,491	$1,403 – $7,135 / $4,132
					Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x
					Revenue	$14,716 – $14,716 / $14,716	$14,474 – $14,474 / $14,474
Total	$700,658	$633,734
(A)Fair value as of March 31, 2021 includes one proprietary debt investment with a fair value of $23.2 million, which was valued at the expected payoff amount as the unobservable input.
(B)Fair value as of March 31, 2021 includes one proprietary debt investment with a fair value of $13.0 million, which was valued at the expected payoff amount as the unobservable input.
(C)Fair value as of March 31, 2021 includes one proprietary equity investment with a fair value of $32.1 million, which was valued at the expected exit amount as the unobservable input.
(D)Fair value as of March 31, 2021 includes one proprietary equity investment with a fair value of $2.2 million, which was valued at the expected exit amount as the unobservable input.
(E)Fair value as of both December 31, 2021 and March 31, 2021 excludes our investment in Funko with a fair value of $80 and $95, respectively, which was valued using Level 2 inputs.

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
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and nine months ended December 31, 2021 and 2020 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended December 31, 2021:
Fair value as of September 30, 2021	$431,413	$68,489	$228,931	$7,592	$736,425
Total gain (loss):
Net realized gain (loss)(A)	—	—	21,939	—	21,939
Net unrealized appreciation (depreciation)(B)	(1,741)	(200)	12,427	(5,166)	5,320
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(25,425)	—	(25,425)
New investments, repayments and settlements(C):
Issuances / originations	37,000	5	—		37,005
Settlements / repayments	(32,838)	—	—	—	(32,838)
Sales	—	—	(41,768)	—	(41,768)
Transfers(D)	—	—	—	—	—
Fair value as of December 31, 2021	$433,834	$68,294	$196,104	$2,426	$700,658

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine Months ended December 31, 2021:
Fair value as of March 31, 2021	$368,688	$102,897	$159,478	$2,671	$633,734
Total gain (loss):
Net realized gain (loss)(A)	—	—	23,725	—	23,725
Net unrealized appreciation (depreciation)(B)	1,491	3,925	91,782	(16,279)	80,919
Reversal of previously recorded (appreciation) depreciation upon realization(B)	60	—	(26,053)	—	(25,993)
New investments, repayments and settlements(C):
Issuances / originations	65,450	6,515	12,600	—	84,565
Settlements / repayments	(46,898)	—	—	—	(46,898)
Sales	—	—	(49,394)	—	(49,394)
Transfers(D)	45,043	(45,043)	(16,034)	16,034	—
Fair value as of December 31, 2021	$433,834	$68,294	$196,104	$2,426	$700,658

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended December 31, 2020:
Fair value as of September 30, 2020	$356,496	$100,076	$140,076	$12,266	$608,914
Total gain (loss):
Net realized gain (loss)(A)	(8,470)	—	3,292	14,030	8,852
Net unrealized appreciation (depreciation)(B)	(700)	84	9,680	2,678	11,742
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(84)	(11,785)	(11,869)
New investments, repayments and settlements(C):
Issuances / originations	27,280	3,205	1,709	—	32,194
Settlements / repayments	(12,734)	—	—	—	(12,734)
Sales	—	—	(12,114)	(14,182)	(26,296)
Transfers(D)	—	—	—	—	—
Fair value as of December 31, 2020	$361,872	$103,365	$142,559	$3,007	$610,803

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine Months ended December 31, 2020:
Fair value as of March 31, 2020	$308,248	$123,340	$119,849	$14,454	$565,891
Total gain (loss):
Net realized gain (loss)(A)	(8,470)	—	3,292	14,144	8,966
Net unrealized appreciation (depreciation)(B)	(1,915)	474	9,432	490	8,481
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(84)	(11,785)	(11,869)
New investments, repayments and settlements(C):
Issuances / originations	60,779	3,515	25,290	—	89,584
Settlements / repayments	(20,734)	—	—	—	(20,734)
Sales	—	—	(15,220)	(14,296)	(29,516)
Transfers(D)	23,964	(23,964)	—	—	—
Fair value as of December 31, 2020	$361,872	$103,365	$142,559	$3,007	$610,803
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2021 and 2020.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2021 and 2020.
(C)Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)2021: Transfers represent (1) secured second lien debt of J.R. Hobbs with a total cost basis and fair value of $52.5 million and $52.4 million, respectively, which was converted into secured first lien debt during the three months ended June 30, 2021, (2) secured first lien debt of D.P.M.S., Inc. ("Danco") with a total cost basis and fair value of $12.3 million and $7.3 million, respectively, which was converted into secured second lien debt of Galaxy Technologies Holdings, Inc. (“Galaxy Technologies Holdings”) during the three months ended September 30, 2021, (3) preferred equity of Galaxy Technologies, Inc. ("Galaxy") with a total cost basis and fair value of $11.5 million and $16.0 million, respectively, which was converted into common equity of Galaxy Technologies Holdings during the three months ended September 30, 2021 and (4) preferred equity of SOG Specialty Knives & Tools, LLC with a total cost and fair value of $0.6 million and $0.0 million, respectively, which was converted into common equity of Gladstone SOG Investments, Inc. during the three months ended December 31, 2021.
2020: Transfers represent (1) secured second lien debt of Brunswick Bowling Products, Inc. with a total cost basis and fair value of $6.9 million, which was converted into secured first lien debt during the three months ended June 30, 2020 and (2) secured second lien debt of PSI Molded Plastics, Inc., with a total cost basis and fair value of $26.6 million and $17.1 million, respectively, which was converted into secured first lien debt during the three months ended September 30, 2020. There was no transfer activity during the three months ended December 31, 2020.
Investment Activity
During the nine months ended December 31, 2021, the following significant transactions occurred:
•In May 2021, we dissolved our investment in Channel Technologies Group, LLC and recorded a realized loss of $1.8 million.
•In June 2021, we invested $10.0 million in Nocturne Villa Rentals, Inc. (“Nocturne”) through a combination of secured first lien debt and preferred equity. Nocturne, headquartered in Telluride, Colorado, is a luxury vacation rental manager.
•In June 2021, we invested an additional $6.5 million in J.R. Hobbs in the form of secured second lien debt. In connection with the investment, our secured second lien debt was converted to secured first lien debt.
•In June 2021, we sold our investment in Head Country, Inc. (“Head Country”), which resulted in success fee income of $2.0 million and a realized gain of $3.6 million. In connection with the sale, we received net cash proceeds of $16.7 million, including the repayment of our debt investment of $9.1 million at par.
•In July 2021, we invested an additional $5.9 million in the form of secured first lien debt in Nocturne.
•In July 2021, we invested $24.3 million in Utah Pacific Bridge & Steel, Ltd. (“Utah Pacific”) through a combination of secured first lien debt and preferred equity. Utah Pacific, headquartered in Lindon, Utah, is a manufacturer of large steel components used in bridge replacement, rehabilitation, and construction.
•In September 2021, one of our portfolio companies, Danco, merged with another of our portfolio companies, Galaxy, into a newly formed portfolio company, Galaxy Technologies Holdings. Our debt investments in Danco, which totaled $12.3 million at principal and cost, and Galaxy, which totaled $13.0 million at principal and cost, were converted into two second lien term loans with an aggregate cost and principal of $25.3 million to Galaxy Technologies Holdings. Our common equity investment in Danco, with a cost basis of $0.0 million, and our preferred and common equity investments in Galaxy, with an aggregate cost basis of $11.5 million, were converted into a common equity investment in Galaxy Technologies Holdings with a combined cost basis of $11.5 million.
•In October 2021, we invested an additional $10.5 million in Bassett Creek Services, Inc. ("Bassett Creek"), in the form of secured first lien debt.
•In December 2021, we invested an additional $19.0 million in the form of secured first lien debt in Nocturne.
•In December 2021, we invested an additional $6.4 million in the form of secured first lien debt in Schylling, Inc. ("Schylling").
•In December 2021, we sold our investment in Pioneer Square Brands, Inc., which resulted in success fee income of $0.5 million and a realized gain of $21.9 million. In connection with the sale, we received net cash proceeds of $50.6 million, including the repayment of our debt investment of $23.1 million at par.
•In December 2021, we sold our investment in SOG Specialty Knives & Tools, LLC, which resulted in success fee income of $2.9 million. In connection with the sale, we received net cash proceeds of $23.3 million, including the repayment of our debt investment of $8.9 million at par, and retained a common stock investment in the intermediary entity, Gladstone SOG Investments, Inc., which maintains a cost basis of $0.6 million.
Investment Concentrations
As of December 31, 2021, our investment portfolio consisted of investments in 26 portfolio companies located in 19 states across 14 different industries with an aggregate fair value of $700.7 million. Our investments in Old World Christmas, Inc., Bassett Creek, Counsel Press, Inc., Schylling, and J.R. Hobbs represented our five largest portfolio investments at fair value and collectively comprised $265.7 million, or 38.0%, of our total investment portfolio at fair value as of December 31, 2021.

The following table summarizes our investments by security type as of December 31, 2021 and March 31, 2021:

	December 31, 2021				March 31, 2021
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$438,269	64.9%	$433,834	61.9%	$379,512	57.2%	$368,688	58.2%
Secured second lien debt	80,515	11.9%	68,294	9.7%	114,206	17.2%	102,897	16.2%
Total debt	518,784	76.8%	502,128	71.6%	493,718	74.4%	471,585	74.4%

Preferred equity	141,207	20.9%	196,104	28.0%	166,361	25.1%	159,478	25.2%
Common equity/equivalents	15,565	2.3%	2,506	0.4%	3,484	0.5%	2,766	0.4%
Total equity/equivalents	156,772	23.2%	198,610	28.4%	169,845	25.6%	162,244	25.6%
Total investments	$675,556	100.0%	$700,738	100.0%	$663,563	100.0%	$633,829	100.0%
Investments at fair value consisted of the following industry classifications as of December 31, 2021 and March 31, 2021:

	December 31, 2021		March 31, 2021
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$301,459	43.0%	$261,714	41.3%
Home and Office Furnishings, Housewares, and Durable Consumer Products	118,051	16.8%	94,663	15.0%
Leisure, Amusement, Motion Pictures, and Entertainment	49,371	7.0%	45,209	7.1%
Healthcare, Education, and Childcare	40,070	5.7%	31,194	4.9%
Hotels, Motels, Inns, and Gaming	35,804	5.1%	—	—%
Telecommunications	30,862	4.4%	15,582	2.5%
Chemicals, Plastics, and Rubber	26,618	3.8%	22,985	3.6%
Aerospace and Defense	25,592	3.7%	27,630	4.4%
Mining, Steel, Iron and Non-Precious Metals	24,250	3.5%	—	—%
Cargo Transport	14,322	2.0%	15,211	2.4%
Diversified/Conglomerate Manufacturing	13,725	2.0%	25,181	4.0%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	10,885	1.6%	14,199	2.2%
Personal and Non-Durable Consumer Products (Manufacturing Only)	5,749	0.8%	60,852	9.6%
Beverage, Food, and Tobacco	—	—%	15,519	2.4%
Other < 2.0%	3,980	0.6%	3,890	0.6%
Total investments	$700,738	100.0%	$633,829	100.0%
Investments at fair value were included in the following geographic regions of the U.S. as of December 31, 2021 and March 31, 2021:

	December 31, 2021		March 31, 2021
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$198,598	28.3%	$163,938	25.9%
South	191,795	27.4	182,529	28.8
Midwest	156,597	22.3	126,781	20.0
West	153,748	22.0	160,581	25.3
Total investments	$700,738	100.0%	$633,829	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2021:

		Amount
For the remaining three months ending March 31:	2022	$4,000
For the fiscal years ending March 31:	2023	90,950
	2024	96,168
	2025	204,187
	2026	52,250
	Thereafter	71,246
	Total contractual repayments	$518,801
	Adjustments to cost basis of debt investments	(17)
	Investments in equity securities	156,772
	Total cost basis of investments held as of December 31, 2021:	$675,556
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2021 and March 31, 2021, we had gross receivables from portfolio companies of $1.8 million and $1.5 million, respectively. As of December 31, 2021 and March 31, 2021, the allowance for uncollectible receivables was $1.2 million and $0.9 million, respectively.
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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Average total assets subject to base management fee(A)	$726,000	$623,200	$701,800	$597,400
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%
Base management fee(B)	3,630	3,116	10,527	8,961
Credits to fees from Adviser - other(B)	(3,682)	(789)	(5,863)	(2,594)
Net base management fee	$(52)	$2,327	$4,664	$6,367

Loan servicing fee(B)	1,768	1,786	5,430	5,242
Credits to base management fee - loan servicing fee(B)	(1,768)	(1,786)	(5,430)	(5,242)
Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$2,197	$2,002	$5,892	$2,002
Incentive fee – capital gains-based(C)	390	1,754	16,294	1,452
Total incentive fee(B)	$2,587	$3,756	$22,186	$3,454
Credits to fees from Adviser - other(B)	—	—	—	—
Net total incentive fee	$2,587	$3,756	$22,186	$3,454
(A)Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)Reflected as a line item on our accompanying Consolidated Statements of Operations.
(C)The capital gains-based incentive fees are recorded in accordance with GAAP and do not necessarily reflect amounts contractually due under the terms of the Advisory Agreement.
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.1 million and $0.2 million for the three and nine months ended December 31, 2021, respectively, and $48 thousand and $0.1 million for the three and nine months ended December 31, 2020, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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
The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period (the “Hurdle Rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is payable quarterly to the Adviser and is computed as follows:
•No incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the Hurdle Rate;
•100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 2.1875% of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter; and
•20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter.
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the period ended December 31, 2021, capital gains-based incentive fees of $5.3 million were contractually due to the Adviser. As of and for the year ended March 31, 2021, no capital gains-based incentive fees were contractually due and paid to the Adviser.
In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three and nine months ended December 31, 2021, we recorded capital gains-based incentive fees of $0.4 million and $16.3 million, respectively. During the three and nine months ended December 31, 2020, we recorded capital gains-based incentive fees of $1.8 million and $1.5 million, respectively.
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
Other Transactions
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three and nine months ended December 31, 2021, the fees received by Gladstone Securities from our portfolio companies totaled $2.8 million and $3.2 million, respectively. During the three and nine months ended December 31, 2020, the fees received by Gladstone Securities from our portfolio companies totaled $0.3 million and $0.6 million, respectively.
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of March 31,
	2021	2021
Base management and loan servicing fee due to Adviser, net of credits	$(1,375)	$1,435
Incentive fee due to Adviser(A)	30,909	14,163
Other due to Adviser	71	66
Total fees due to Adviser	29,605	15,664
Fee due to Administrator	537	577
Total related party fees due	$30,142	$16,241

(A)Includes a capital gains-based incentive fee of $28.7 million and $12.4 million as of December 31, 2021 and March 31, 2021, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $37 thousand and $0, as of December 31, 2021 and March 31, 2021, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2021 and March 31, 2021, respectively.
NOTE 5. BORROWINGS
Revolving Line of Credit
On March 8, 2021, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 6 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended (the "Credit Facility"), with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of December 31, 2021, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of March 8, 2021, subject to approval by all lenders.
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
The following tables summarize noteworthy information related to the Credit Facility:

	As of December 31, 2021	As of March 31, 2021
Commitment amount	$180,000	$180,000
Borrowings outstanding at cost	$—	$22,400
Availability(A)	$180,000	$157,600

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Weighted-average borrowings outstanding	$21,184	$104,829	$23,959	$88,652
Effective interest rate(B)	11.1%	3.8%	10.1%	4.2%
Commitment (unused) fees incurred	$406	$95	$1,191	$585

(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $179.4 million and $157.6 million as of December 31, 2021 and March 31, 2021, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $286.3 million as of December 31, 2021 (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2021, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $695.5 million, asset coverage on our senior securities representing indebtedness of 259.5%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2021, we were in compliance with all covenants under the Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2021 and March 31, 2021, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.5% floor, plus 2.85% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. As of each of December 31, 2021 and March 31, 2021, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables provide relevant information and disclosures about the Credit Facility as of December 31, 2021 and March 31, 2021, and for the three and nine months ended December 31, 2021 and 2020, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2021	March 31, 2021
Credit Facility	$—	$22,400

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended December 31, 2021:
Fair value at September 30, 2021	$8,900
Borrowings	49,000
Repayments	(57,900)
Fair value at December 31, 2021	$—

Nine Months Ended December 31, 2021:
Fair value at March 31, 2021	$22,400
Borrowings	111,700
Repayments	(134,100)
Fair value at December 31, 2021	$—

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended December 31, 2020:
Fair value at September 30, 2020	$116,600
Borrowings	30,200
Repayments	(62,800)
Fair value at December 31, 2020	$84,000

Nine Months Ended December 31, 2020:
Fair value at March 31, 2020	$49,200
Borrowings	111,700
Repayments	(76,900)
Fair value at December 31, 2020	$84,000
The fair value of the collateral under the Credit Facility was $524.7 million and $524.0 million as of December 31, 2021 and March 31, 2021, respectively.
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
The following tables summarize our 2026 and 2028 Notes as of December 31, 2021 and March 31, 2021:

As of December 31, 2021:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
Notes payable, gross(B)					10,499,500		262,488
Less: Discounts							(6,549)
Notes payable, net(C)							$255,939

As of March 31, 2021:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
Notes payable, gross(B)							127,938
Less: Discounts							(4,055)
Notes payable, net(C)							$123,883
(A)The 2026 Notes can be redeemed at our option at any time on or after May 1, 2023. The 2028 Notes can be redeemed at our option at any time on or after November 1, 2023.
(B)As of December 31, 2021 and March 31, 2021, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 259.5% and 398.0%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value, based on the last reported closing prices, of the 2026 Notes and 2028 Notes as of December 31, 2021 was $132.7 million and $141.4 million, respectively. The fair value, based on the last reported closing prices, of the 2026 Notes as of March 31, 2021 was $132.3 million. We consider the closing prices of the 2026 Notes and 2028 Notes to be Level 1 inputs within the ASC 820 hierarchy.
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
(A)As of March 31, 2021, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 248.6%.
(B)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The following tables summarize dividends declared by our Board of Directors and paid by us on our Series E Term Preferred Stock and our 6.25% Series D Cumulative Term Preferred Stock (“Series D Term Preferred Stock”) during the nine months ended December 31, 2021 and 2020:
For the Nine Months Ended December 31, 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series E Term Preferred Stock(A)
April 13, 2021	April 23, 2021	April 30, 2021	$0.13281250
April 13, 2021	May 19, 2021	May 28, 2021	0.13281250
April 13, 2021	June 18, 2021	June 30, 2021	0.13281250
July 13, 2021	July 23, 2021	July 30, 2021	0.13281250
July 13, 2021	August 23, 2021	August 31, 2021	0.07968750	(B)
		Total	$0.61093750
For the Nine Months Ended December 31, 2020:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock(C)	Dividend per Share of Series E Term Preferred Stock(A)
April 14, 2020	April 24, 2020	April 30, 2020	$0.13020833	$0.13281250
April 14, 2020	May 19, 2020	May 29, 2020	0.13020833	0.13281250
April 14, 2020	June 19, 2020	June 30, 2020	0.13020833	0.13281250
July 14, 2020	July 24, 2020	July 31, 2020	0.13020833	0.13281250
July 14, 2020	August 24, 2020	August 31, 2020	0.13020833	0.13281250
July 14, 2020	September 23, 2020	September 30, 2020	0.13020833	0.13281250
October 13, 2020	October 23, 2020	October 30, 2020	0.13020833	0.13281250
October 13, 2020	November 20, 2020	November 30, 2020	0.13020833	0.13281250
October 13, 2020	December 23, 2020	December 31, 2020	0.13020833	0.13281250
		Total	$1.17187497	$1.19531250

(A)We voluntarily redeemed all outstanding shares of our Series E Term Preferred Stock on August 19, 2021.
(B)Represents payment of accrued and unpaid dividends up to, but excluding, the redemption date of August 19, 2021.
(C)We voluntarily redeemed all outstanding shares of our Series D Term Preferred Stock on March 3, 2021.
The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and are reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of dividends paid to our preferred stockholders during the calendar year ended December 31, 2021 was 71.3% from ordinary income and 28.7% from capital gains. The tax characterization of dividends paid to our preferred stockholders during the calendar year ended December 31, 2020 was 42.1% from ordinary income and 57.9% from capital gains.
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
NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of December 31, 2021, we had the ability to issue up to $300.0 million of the securities registered under the registration statement.
NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net increase in net assets resulting from operations	$10,346	$15,271	$85,620	$21,940
Basic and diluted weighted-average common shares	33,205,023	33,205,023	33,205,023	33,167,511
Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.31	$0.46	$2.58	$0.66
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

The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of cash distributions paid to common stockholders during the current calendar year ended December 31, 2021 was 71.3% from ordinary income and 28.7% from capital gains.
We paid the following cash distributions to our common stockholders for the nine months ended December 31, 2021 and 2020:
For the Nine Months Ended December 31, 2021:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 13, 2021	April 23, 2021	April 30, 2021	$0.070
April 13, 2021	May 19, 2021	May 28, 2021	0.070
April 13, 2021	June 8, 2021	June 17, 2021	0.060	(A)
April 13, 2021	June 18, 2021	June 30, 2021	0.070
July 13, 2021	July 23, 2021	July 30, 2021	0.070
July 13, 2021	August 23, 2021	August 31, 2021	0.070
July 13, 2021	September 3, 2021	September 15, 2021	0.030	(A)
July 13, 2021	September 22, 2021	September 30, 2021	0.070
October 12, 2021	October 22, 2021	October 29, 2021	0.075
October 12, 2021	November 19, 2021	November 30, 2021	0.075
October 12, 2021	December 7, 2021	December 15, 2021	0.090	(A)
October 12, 2021	December 23, 2021	December 31, 2021	0.075
	Nine Months Ended December 31, 2021		$0.825
For the Nine Months Ended December 31, 2020:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 14, 2020	April 24, 2020	April 30, 2020	$0.070
April 14, 2020	May 19, 2020	May 29, 2020	0.070
April 14, 2020	June 8, 2020	June 17, 2020	0.090	(A)
April 14, 2020	June 19, 2020	June 30, 2020	0.070
July 14, 2020	July 24, 2020	July 31, 2020	0.070
July 14, 2020	August 24, 2020	August 31, 2020	0.070
July 14, 2020	September 23, 2020	September 30, 2020	0.070
October 13, 2020	October 23, 2020	October 30, 2020	0.070
October 13, 2020	November 20, 2020	November 30, 2020	0.070
October 13, 2020	December 23, 2020	December 31, 2020	0.070
	Nine Months Ended December 31, 2020		$0.720
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid were $27.4 million and $23.9 million for the nine months ended December 31, 2021 and 2020, respectively.
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

For the three months ended December 31, 2021, we recorded $0.1 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities. For the nine months ended December 31, 2021, we recorded $2.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Overdistributed net investment income and increased Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.
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
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2021 and March 31, 2021, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.2 million and $0.7 million as of December 31, 2021 and March 31, 2021, respectively.
Financial Commitments and Obligations

We may have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of December 31, 2021 and March 31, 2021 to be insignificant.

We have also extended a guaranty on behalf of one of our portfolio companies. As of December 31, 2021, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of December 31, 2021 and March 31, 2021 to be insignificant.
As of December 31, 2021, the following guaranty was outstanding:
•A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers.
The following table summarizes the principal balances of unused line of credit and delayed draw term loan commitments and guaranties as of December 31, 2021 and March 31, 2021, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2021	March 31, 2021
Unused line of credit and delayed draw term loan commitments	$4,600	$3,000
Guaranties	1,000	1,000
Total	$5,600	$4,000

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Per Common Share Data:
Net asset value at beginning of period(A)	$13.27	$10.86	$11.52	$11.17
Income from investment operations(B)
Net investment income (loss)	0.25	0.19	0.25	0.45
Net realized gain (loss) on investments and other	0.67	0.27	0.68	0.31
Net unrealized appreciation (depreciation) of investments	(0.61)	—	1.65	(0.10)
Total from investment operations	0.31	0.46	2.58	0.66
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.23)	(0.20)	(0.59)	(0.68)
Cash distributions to common stockholders from realized gains(C)	(0.09)	(0.01)	(0.24)	(0.04)
Total from equity capital activity	(0.32)	(0.21)	(0.83)	(0.72)
Other, net(B)(D)	0.01	—	—	—
Net asset value at end of period(A)	$13.27	$11.11	$13.27	$11.11

Per common share market value at beginning of period	$13.87	$9.10	$12.23	$7.85
Per common share market value at end of period	$17.08	$10.09	$17.08	$10.09
Total investment return(E)	25.52%	13.38%	47.50%	38.22%
Common stock outstanding at end of period(A)	33,205,023	33,205,023	33,205,023	33,205,023

Statement of Assets and Liabilities Data:
Net assets at end of period	$440,589	$368,823	$440,589	$368,823
Average net assets(F)	$439,754	$362,659	$420,286	$362,862

Senior Securities Data:
Total borrowings, at cost	$267,584	$89,096	$267,584	$89,096
Mandatorily redeemable preferred stock (G)	$—	$151,871	$—	$151,871

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)	7.59%	12.26%	14.29%	9.23%
Ratio of net investment income (loss) to average net assets – annualized(I)	7.64%	6.90%	2.62%	5.44%

(A)Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)Based on weighted-average basic common share data for the corresponding period.
(C)The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.
(D)Represents the impact of the different share amounts (weighted-average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the period) in the Per Common Share Data calculations and rounding impacts.
(E)Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.
(F)Calculated using the average balance of net assets at the end of each month of the reporting period.
(G)Represents the aggregate liquidation preference of our mandatorily redeemable preferred stock.
(H)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 12.55% and 15.10% for the three months ended December 31, 2021 and 2020, respectively, and 17.87% and 12.11% for the nine months ended December 31, 2021 and 2020, respectively.

(I)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets - annualized would have been 2.68% and 4.06% for the three months ended December 31, 2021 and 2020, respectively, and (0.96)% and 2.56% for the nine months ended December 31, 2021 and 2020, respectively.
NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the nine month periods ended December 31, 2021 and 2020.
NOTE 13. SUBSEQUENT EVENTS
Investment Activity
•In January 2022, we invested $5.0 million in an existing portfolio company, SBS Industries Holdings, Inc. ("SBS"), through a combination of secured second lien debt and preferred equity. As part of the additional investment, SBS was renamed SFEG Holdings, Inc.
•In February 2022, we extended a guaranty on behalf of one of our portfolio companies, J.R. Hobbs, whereby we have guaranteed 50% of their obligations with another lender, with a maximum amount of $9.3 million. As of the date of this report, we have not been required to make payments on this guaranty and we consider the likelihood of future required payment to be remote and the fair value of the guaranty to be insignificant.
Distributions and Dividends
In January 2022, our Board of Directors declared the following monthly and supplemental distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 21, 2022	January 31, 2022	$0.075
February 4, 2022	February 14, 2022	0.120	(A)
February 18, 2022	February 28, 2022	0.075
March 23, 2022	March 31, 2022	0.075
	Total for the Quarter:	$0.345
(A)Represents a supplemental distribution to common stockholders.

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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $40 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of December 31, 2021, our investment portfolio was comprised of 76.8% in debt securities and 23.2% in equity securities, at cost.
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
Business
Portfolio Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the nine months ended December 31, 2021, we invested in two new portfolio companies, exited three portfolio companies, merged two existing portfolio companies into a new portfolio company, and dissolved one portfolio company. From our initial public offering in June 2005 through December 31, 2021, we invested in 55 companies, excluding investments in syndicated loans, for a total of approximately $1.5 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2021, we had unrecognized, contractual success fees of $49.3 million, or $1.48 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through December 31, 2021, we completed sales of 27 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $262.8 million in net realized gains and $36.4 million in other income upon exit, for a total increase to our net assets of $299.2 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 27 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 87.5% from March 2011 through December 31, 2021, and allowed us to declare and pay 14 supplemental distributions to common stockholders through December 31, 2021.
Capital Raising Efforts
We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock and unsecured notes. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to February 2024, and currently have a total commitment amount of $180.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the nine months ended December 31, 2021, we issued our 2028 Notes for gross proceeds of $134.6 million. During the year ended March 31, 2021, we issued our 2026 Notes for gross proceeds of $127.9 million and sold 155,560 shares of our common stock under our then existing at-the-market program (the “Common Stock ATM Program”) for gross proceeds of approximately $1.8 million, and 784,853 shares of our Series E Term Preferred Stock under our then existing preferred stock at-the-market program (the “Series E ATM Program”) for gross proceeds of approximately $19.3 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock, including our at-the-market programs.

Although we have been able to access the capital markets historically, market conditions, including the impact of COVID-19, may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On December 31, 2021, the closing market price of our common stock was $17.08 per share, representing a 28.7% premium to our net asset value (“NAV”) of $13.27 per share as of December 31, 2021. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.
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
As of December 31, 2021, our asset coverage ratio on our senior securities representing indebtedness was 259.5%.
Investment Highlights
Investment Activity
During the nine months ended December 31, 2021, the following significant transactions occurred:
•In May 2021, we dissolved our investment in Channel Technologies Group, LLC (“CTG”) and recorded a realized loss of $1.8 million.
•In June 2021, we invested $10.0 million in Nocturne Villa Rentals, Inc. (“Nocturne”) through a combination of secured first lien debt and preferred equity. Nocturne, headquartered in Telluride, Colorado, is a luxury vacation rental manager.
•In June 2021, we invested an additional $6.5 million in J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) in the form of secured second lien debt. In connection with the investment, our secured second lien debt was converted to secured first lien debt.
•In June 2021, we sold our investment in Head Country, Inc. (“Head Country”), which resulted in success fee income of $2.0 million and a realized gain of $3.6 million. In connection with the sale, we received net cash proceeds of $16.7 million, including the repayment of our debt investment of $9.1 million at par.
•In July 2021, we invested an additional $5.9 million in the form of secured first lien debt in Nocturne.
•In July 2021, we invested $24.3 million in Utah Pacific Bridge & Steel, Ltd. (“Utah Pacific”) through a combination of secured first lien debt and preferred equity. Utah Pacific, headquartered in Lindon, Utah, is a manufacturer of large steel components used in bridge replacement, rehabilitation, and construction.
•In September 2021, one of our portfolio companies, D.P.M.S., Inc. (“Danco”), merged with another of our portfolio companies, Galaxy Technologies, Inc. (“Galaxy”), into a newly formed portfolio company, Galaxy Technologies Holdings, Inc. (“Galaxy Technologies Holdings”). Our debt investments in Danco, which totaled $12.3 million at principal and cost, and Galaxy, which totaled $13.0 million at principal and cost, were converted into two second lien term loans with an aggregate cost and principal of $25.3 million to Galaxy Technologies Holdings. Our common equity investment in Danco, with a cost basis of $0.0 million, and our preferred and common equity investments in Galaxy, with an aggregate cost basis of $11.5 million, were converted into a common equity investment in Galaxy Technologies Holdings with a combined cost basis of $11.5 million.

•In October 2021, we invested an additional $10.5 million in Bassett Creek Services, Inc., in the form of secured first lien debt.
•In December 2021, we invested an additional $19.0 million in the form of secured first lien debt in Nocturne.
•In December 2021, we invested an additional $6.4 million in the form of secured first lien debt in Schylling, Inc.
•In December 2021, we sold our investment in Pioneer Square Brands, Inc. (“Pioneer”), which resulted in success fee income of $0.5 million and a realized gain of $21.9 million. In connection with the sale, we received net cash proceeds of $50.6 million, including the repayment of our debt investment of $23.1 million at par.
•In December 2021, we sold our investment in SOG Specialty Knives & Tools, LLC (“SOG”), which resulted in success fee income of $2.9 million. In connection with the sale, we received net cash proceeds of $23.3 million, including the repayment of our debt investment of $8.9 million at par, and retained a common stock investment in the intermediary entity, Gladstone SOG Investments, Inc., which maintains a cost basis of $0.6 million.
The following significant investment activity occurred subsequent to December 31, 2021. Also refer to Note 13 – Subsequent Events in the accompanying Notes to Consolidated Financial Statements.
•In January 2022, we invested $5.0 million in an existing portfolio company, SBS Industries Holdings, Inc. ("SBS"), through a combination of secured second lien debt and preferred equity. As part of the additional investment, SBS was renamed SFEG Holdings, Inc.
•In February 2022, we extended a guaranty on behalf of one of our portfolio companies, J.R. Hobbs, whereby we have guaranteed 50% of their obligations with another lender, with a maximum amount of $9.3 million. As of the date of this report, we have not been required to make payments on this guaranty and we consider the likelihood of future required payment to be remote and the fair value of the guaranty to be insignificant.
Recent Developments
Distributions and Dividends
In January 2022, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 21, 2022	January 31, 2022	$0.075
February 4, 2022	February 14, 2022	0.120	(A)
February 18, 2022	February 28, 2022	0.075
March 23, 2022	March 31, 2022	0.075
	Total for the Quarter:	$0.345
(A)Represents a supplemental distribution to common stockholders.
LIBOR Transition
In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. Most U.S. dollar LIBOR are currently anticipated to be phased out in June 2023. LIBOR may transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one-month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. We have amended all outstanding loan agreements with our portfolio companies to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.

COVID-19 Impact
We continue to closely monitor and work with our portfolio companies to navigate the significant challenges created by the continuing COVID-19 pandemic and remain focused on ensuring the safety of the Adviser’s and Administrator’s personnel and of the employees of our portfolio companies, while also managing our ongoing business activities. While we are closely monitoring all of our portfolio companies, our portfolio continues to be diverse from a geographic and industry perspective. Through proactive measures and continued diligence, the management teams of our portfolio companies continue to demonstrate their ability to respond effectively and efficiently to the challenges posed by COVID-19, including its variants, related orders imposed by state and local governments, including paused or reversed reopening orders, and operating challenges, including but not limited to, labor shortages, supply chain delays and increased material costs. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and continue our buyout strategy by deploying capital in new investment opportunities.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 31, 2021 to the Three Months Ended December 31, 2020

	For the Three Months Ended December 31,
	2021	2020	$ Change	% Change
INVESTMENT INCOME
Interest income	$13,344	$12,148	$1,196	9.8%
Dividend and success fee income	3,398	5,224	(1,826)	(35.0)%
Total investment income	16,742	17,372	(630)	(3.6)%

EXPENSES
Base management fee	3,630	3,116	514	16.5%
Loan servicing fee	1,768	1,786	(18)	(1.0)%
Incentive fee	2,587	3,756	(1,169)	(31.1)%
Administration fee	437	382	55	14.4%
Interest and dividend expense	3,918	3,383	535	15.8%
Amortization of deferred financing costs and discounts	447	451	(4)	(0.9)%
Other	1,006	818	188	23.0%
Expenses before credits from Adviser	13,793	13,692	101	0.7%
Credits to fees from Adviser	(5,450)	(2,575)	(2,875)	111.7%
Total expenses, net of credits to fees	8,343	11,117	(2,774)	(25.0)%
NET INVESTMENT INCOME	8,399	6,255	2,144	34.3%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	22,049	9,105	12,944	142.2%
Net unrealized depreciation of investments	(20,102)	(89)	(20,013)	NM
Net realized and unrealized gain (loss)	1,947	9,016	(7,069)	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,346	$15,271	$(4,925)	(32.3)%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	33,205,023	33,205,023	—	—

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.25	$0.19	$0.06	31.6%
Net increase in net assets resulting from operations	$0.31	$0.46	$(0.15)	(32.6)%
NM = Not Meaningful

Investment Income
Total investment income decreased 3.6% for the three months ended December 31, 2021, as compared to the prior year period, due to a decrease in dividend and success fee income, partially offset by an increase in interest income.
Interest income from our investments in debt securities increased 9.8% for the three months ended December 31, 2021, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2021 was $443.6 million, compared to $404.0 million for the prior year period. This increase was primarily due to the $79.5 million of loans returned to accrual status, the origination of $21.6 million of new debt investments, and $58.3 million of follow-on debt investments to existing portfolio companies, partially offset by $64.2 million of loans placed on non-accrual status and $35.3 million of pay-offs, restructurings, or write-offs of debt investments after September 30, 2020, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 11.9% for the three months ended December 31, 2021, compared to 11.9% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.
As of December 31, 2021, our loans to J.R. Hobbs, The Mountain Corporation (“The Mountain”), and SBS were on non-accrual status, with an aggregate debt cost basis of $81.3 million. As of December 31, 2020, our loans to B+T Group Acquisition, Inc. (“B+T”), Horizon Facilities Services, Inc. (“Horizon”), The Mountain, PSI Molded Plastics, Inc. (“PSI Molded”), and SOG, were on non-accrual status, with an aggregate debt cost basis of $95.1 million.
Dividend and success fee income for the three months ended December 31, 2021 decreased $1.8 million from the prior year period. During the three months ended December 31, 2021, dividend and success fee income consisted of $3.4 million of success fee income. During the three months ended December 31, 2020, dividend and success fee income consisted primarily of $5.0 million of dividend income.
As of December 31, 2021 and March 31, 2021, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 25.0% during the three months ended December 31, 2021, as compared to the prior year period, primarily due to an increase in credits to fees from the Adviser and a decrease in the incentive fee, partially offset by increases in interest and dividend expense and the base management fee.
In accordance with GAAP, we recorded a $0.4 million capital gains-based incentive fee during the three months ended December 31, 2021, compared to $1.8 million during the three months ended December 31, 2020. The capital gains-based incentive fee was a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased by $0.2 million for the three months ended December 31, 2021, as compared to the prior year period, primarily due to an increase in pre-incentive fee net investment income, coupled with an increase in net assets, which drives the hurdle rate.
The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2021	2020
Average total assets subject to base management fee(A)	$726,000	$623,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	$3,630	$3,116
Credits to fees from Adviser - other(B)	(3,682)	(789)
Net base management fee	$(52)	$2,327

Loan servicing fee(B)	$1,768	$1,786
Credits to base management fee - loan servicing fee(B)	(1,768)	(1,786)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,197	$2,002
Incentive fee – capital gains-based(C)	390	1,754
Total incentive fee(B)	$2,587	$3,756
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$2,587	$3,756
(A)Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)Reflected as a line item on our Consolidated Statements of Operations.
(C)The capital gains-based incentive fees are recorded in accordance with GAAP and do not necessarily reflect amounts contractually due under the terms of the Advisory Agreement.
Interest and dividend expense increased 15.8% during the three months ended December 31, 2021, as compared to the prior year period, due to an increase in interest expense, partially offset by a decrease in dividend expense. Interest expense increased by $2.8 million primarily due to the issuance of the 2026 Notes in March 2021 and the 2028 Notes in August 2021, which was partially offset by lower interest expense related to the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the three months ended December 31, 2021 was $21.2 million, as compared to $104.8 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended December 31, 2021 was 11.1%, as compared to 3.8% in the prior year period. The increase in the effective interest rate on the Credit Facility was primarily a result of an increase in unused commitment fees on the undrawn portion of the Credit Facility. Dividend expense decreased by $2.3 million as a result of the 6.25% Series D Cumulative Term Preferred Stock (“Series D Term Preferred Stock”) and 6.375% Series E Cumulative Term Preferred Stock (“Series E Term Preferred Stock”) redemptions in March 2021 and August 2021, respectively, partially offset by the Series E ATM Program sales during the prior fiscal year.

Realized and Unrealized Gain (Loss)

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Brunswick Bowling Products, Inc.	$—	$10,344	$—	$10,344
Horizon Facilities Service, Inc.	—	5,129	—	5,129
Schylling, Inc.	—	2,931	—	2,931
ImageWorks Display and Marketing Group, Inc.	—	1,019	—	1,019
The Maids International, LLC	—	(1,216)	—	(1,216)
J.R. Hobbs Co. – Atlanta, LLC	—	(1,575)	—	(1,575)
Mason West, LLC	—	(3,390)	—	(3,390)
Pioneer Square Brands, Inc.	21,939	—	(25,425)	(3,486)
Counsel Press, Inc.	—	(3,679)	—	(3,679)
Galaxy Technologies Holdings, Inc.	—	(4,464)	—	(4,464)
Other, net (<$1.0 million, net)	110	224	—	334
Total	$22,049	$5,323	$(25,425)	$1,947

	Three Months Ended December 31, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Pioneer Square Brands, Inc.	$—	$4,420	$—	$4,420
Educators Resource, Inc.	—	3,488	—	3,488
Old World Christmas, Inc.	3,289	27	—	3,316
Diligent Delivery Systems	—	2,961	—	2,961
Frontier Packaging, Inc.	14,032	—	(11,869)	2,163
SOG Specialty Knives and Tools, LLC	—	1,806	—	1,806
Schylling, Inc.	—	1,138	—	1,138
Head Country, Inc.	—	916	—	916
Horizon Facilities Service, Inc.	—	909	—	909
The Maids International, LLC	—	495	—	495
Ginsey Home Solutions, Inc.	—	480	—	480
Bassett Creek Services, Inc.	—	469	—	469
PSI Molded Plastics, Inc.	—	459	—	459
ImageWorks Display and Marketing Group, Inc.	—	(1,411)	—	(1,411)
D.P.M.S., Inc.	—	(1,805)	—	(1,805)
Brunswick Bowling Products, Inc.	—	(4,825)	—	(4,825)
SBS Industries Holdings, Inc.	(8,470)	1,580	—	(6,890)
Other, net (<$1.0 million, net)	254	673	—	927
Total	$9,105	$11,780	$(11,869)	$9,016
Net Realized Gain (Loss) on Investments
During the three months ended December 31, 2021, we recorded net realized gains on investments of $22.0 million, primarily due to a $21.9 million realized gain from the exit of Pioneer and realized gains related to prior period exits of certain investments. During the three months ended December 31, 2020, we recorded net realized gains on investments of $9.1 million primarily related to a $14.0 million realized gain from the exit of Frontier Packaging, Inc. ("Frontier") and a $3.3 million realized gain from the recapitalization of Old World Christmas, Inc. ("Old World"), partially offset by an $8.5 million realized loss related to the partial write-off of a debt investment in SBS.

Net Unrealized Appreciation (Depreciation) of Investments
Net unrealized depreciation of investments of $20.1 million for the three months ended December 31, 2021 was primarily due to the reversal of previously recorded unrealized appreciation of our investment in Pioneer upon its exit and the decreased performance of certain of our portfolio companies. These amounts were partially offset by the increased performance of certain of our other portfolio companies, driven partially by the reversal of the impact of COVID-19 on certain of our portfolio companies and the markets in which they operate, and increased comparable transaction multiples used to estimate the fair value of certain of our portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, operating challenges, including but not limited to, labor shortages, supply chain delays, increased material costs and demand for their products, and general economic outlook, or the reversal of such impact towards pre-COVID-19 levels.
Net unrealized depreciation of investments of $0.1 million for the three months ended December 31, 2020 was primarily due to the reversal of previously recorded unrealized appreciation of our investment in Frontier upon its exit and the decreased performance of certain of our portfolio companies, partially offset by the increased performance of certain of our portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, as well as demand for their products and general economic outlook.
Across our entire investment portfolio, we recorded net unrealized depreciation of $1.9 million and $18.2 million on our debt and on our equity positions, respectively, for the three months ended December 31, 2021. As of December 31, 2021, the fair value of our investment portfolio was more than the cost basis by $25.2 million, as compared to September 30, 2021, when the fair value of our investment portfolio was more than the cost basis by $45.3 million, representing net unrealized depreciation of $20.1 million for the three months ended December 31, 2021. Our entire portfolio had a fair value of 103.7% of cost as of December 31, 2021.

Comparison of the Nine Months Ended December 31, 2021 to the Nine Months Ended December 31, 2020

	For the Nine Months Ended December 31,
	2021	2020	$ Change	% Change
INVESTMENT INCOME
Interest income	$43,634	$34,513	$9,121	26.4%
Dividend and success fee income	9,672	5,406	4,266	78.9%
Total investment income	53,306	39,919	13,387	33.5%

EXPENSES
Base management fee	10,527	8,961	1,566	17.5%
Loan servicing fee	5,430	5,242	188	3.6%
Incentive fee	22,186	3,454	18,732	NM
Administration fee	1,407	1,218	189	15.5%
Interest and dividend expense	11,606	9,615	1,991	20.7%
Amortization of deferred financing costs and discounts	1,355	1,291	64	5.0%
Other	3,828	3,178	650	20.5%
Expenses before credits from Adviser	56,339	32,959	23,380	70.9%
Credits to fees from Adviser	(11,293)	(7,836)	(3,457)	44.1%
Total expenses, net of credits to fees	45,046	25,123	19,923	79.3%
NET INVESTMENT INCOME	8,260	14,796	(6,536)	(44.2%)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	24,442	10,479	13,963	133.2%
Net realized loss on other	(1,998)	—	(1,998)	NM
Net unrealized appreciation (depreciation) of investments	54,916	(3,335)	58,251	NM
Net realized and unrealized gain (loss)	77,360	7,144	70,216	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$85,620	$21,940	$63,680	290.2%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	33,205,023	33,167,511	37,512	0.1%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.25	$0.45	$(0.20)	(44.4%)
Net increase in net assets resulting from operations	$2.58	$0.66	$1.92	NM
NM = Not Meaningful
Investment Income
Total investment income increased 33.5% for the nine months ended December 31, 2021, as compared to the prior year period, due to increases in both interest income and dividend and success fee income.
Interest income from our investments in debt securities increased 26.4% for the nine months ended December 31, 2021, as compared to the prior year period. During the nine months ended December 31, 2021, we received $3.9 million of past due interest from certain loans that were previously on non-accrual status. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2021 was $444.9 million, compared to $383.7 million for the prior year period. This increase was primarily due to $79.5 million of loans returned to accrual status, $59.2 million of follow-on debt investments to existing portfolio companies, and the origination of $54.2 million of new debt investments, partially offset by $64.2 million of loans placed on non-accrual status and $43.3 million of pay-offs, restructurings, or write-offs of debt investments after March 31, 2020, and their respective impact on the weighted-

average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend, success fee, and other income, was 13.0% for the nine months ended December 31, 2021, compared to 11.9% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.
As of December 31, 2021, our loans to J.R. Hobbs, The Mountain, and SBS were on non-accrual status, with an aggregate debt cost basis of $81.3 million. As of December 31, 2020, our loans to B+T, Horizon, The Mountain, PSI Molded, and SOG were on non-accrual status, with an aggregate debt cost basis of $95.1 million.
Dividend and success fee income for the nine months ended December 31, 2021 increased by $4.3 million from the prior year period. During the nine months ended December 31, 2021, dividend and success fee income consisted of $8.1 million of success fee income and $1.6 million of dividend income. During the nine months ended December 31, 2020, dividend and success fee income consisted of $5.0 million of dividend income and $0.4 million of success fee income.
As of December 31, 2021 and March 31, 2021, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 79.3% during the nine months ended December 31, 2021, as compared to the prior year period, primarily due to an increase in the incentive fee, as well as increases in interest and dividend expense and the base management fee, partially offset by an increase in credits to fees from the Adviser.
In accordance with GAAP, we recorded a $16.3 million capital gains-based incentive fee during the nine months ended December 31, 2021, compared to $1.5 million during the nine months ended December 31, 2020. The capital gains-based incentive fee was a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased by $3.9 million for the nine months ended December 31, 2021, as compared to the prior year period, primarily due an increase in pre-incentive fee net investment income, coupled with an increase in net assets, which drives the hurdle rate.
The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2021	2020
Average total assets subject to base management fee(A)	$701,800	$597,400
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%
Base management fee(B)	10,527	8,961
Credits to fees from Adviser - other(B)	(5,863)	(2,594)
Net base management fee	$4,664	$6,367

Loan servicing fee(B)	5,430	5,242
Credits to base management fee - loan servicing fee(B)	(5,430)	(5,242)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$5,892	$2,002
Incentive fee – capital gains-based(C)	16,294	1,452
Total incentive fee(B)	$22,186	$3,454
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$22,186	$3,454

(A)Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)Reflected as a line item on our Consolidated Statements of Operations.
(C)The capital gains-based incentive fees are recorded in accordance with GAAP and do not necessarily reflect amounts contractually due under the terms of the Advisory Agreement.
Interest and dividend expense increased 20.7% during the nine months ended December 31, 2021, as compared to the prior year period, primarily due to the increase in interest expense, partially offset by a decrease in dividend expense. Interest expense increased by $6.2 million primarily due to the issuance of the 2026 Notes in March 2021 and the 2028 Notes in August 2021, which was partially offset by lower interest expense related to the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the nine months ended December 31, 2021 was $24.0 million, as compared to $88.7 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the nine months ended December 31, 2021 was 10.1%, as compared to 4.2% in the prior year period. The increase in the effective interest rate on the Credit Facility was primarily a result of an increase in unused commitment fees on the undrawn portion of the Credit Facility. Dividend expense decreased by $4.2 million as a result of the Series D Term Preferred Stock and Series E Term Preferred Stock redemptions in March 2021 and August 2021, respectively, partially offset by the Series E ATM Program sales during the prior fiscal year.
Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2021 and 2020 were as follows:

	Nine Months Ended December 31, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
B+T Group Acquisition, Inc.	$—	$15,279	$—	$15,279
Brunswick Bowling Products, Inc.	—	13,842	—	13,842
Old World Christmas, Inc.	—	13,559	—	13,559
Schylling, Inc.	—	13,453	—	13,453
Horizon Facilities Service, Inc.	—	11,547	—	11,547
Educators Resource, Inc.	—	8,876	—	8,876
Bassett Creek Services, Inc.	—	7,877	—	7,877
SOG Specialty Knives & Tools, LLC	—	7,575	—	7,575
ImageWorks Display and Marketing Group, Inc.	—	6,321	—	6,321
PSI Molded Plastics, Inc.	—	3,633	—	3,633
Counsel Press, Inc.	—	3,366	—	3,366
Nocturne Villa Rentals, Inc.	—	1,504	—	1,504
Galaxy Technologies Holdings, Inc.	—	1,404	—	1,404
Head Country, Inc.	3,627	—	(2,469)	1,158
Channel Technologies Group, LLC	(1,841)	—	1,841	—
Diligent Delivery Systems	—	(903)	—	(903)
Mason West, LLC	—	(2,217)	—	(2,217)
SBS Industries Holdings, Inc.	—	(3,314)	—	(3,314)
Ginsey Home Solutions, Inc.	—	(4,012)	—	(4,012)
J.R. Hobbs Co. – Atlanta, LLC	—	(4,085)	—	(4,085)
Pioneer Square Brands, Inc.	21,939	(1,245)	(25,425)	(4,731)
Galaxy Technologies Holdings, Inc.	—	(10,784)	—	(10,784)
Other, net (<$1.0 million, net)	717	(759)	52	10
Total	$24,442	$80,917	$(26,001)	$79,358

	Nine Months Ended December 31, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Pioneer Square Brands, Inc.	$—	$20,635	$—	$20,635
Frontier Packaging, Inc.	14,032	2,534	(11,869)	4,697
Ginsey Home Solutions, Inc.	—	4,151	—	4,151
SOG Specialty Knives and Tools, LLC	—	3,964	—	3,964
Educators Resource, Inc.	—	3,335	—	3,335
Old World Christmas, Inc.	3,289	37	—	3,326
Diligent Delivery Systems	—	2,409	—	2,409
Galaxy Technologies, Inc.	—	2,173	—	2,173
Head Country, Inc.	—	1,762	—	1,762
Schylling, Inc.	—	1,069	—	1,069
Cambridge Sound Management, Inc.	740	—	—	740
ImageWorks Display and Marketing Group, Inc.	—	(1,312)	—	(1,312)
Bassett Creek Services, Inc.	—	(1,359)	—	(1,359)
Counsel Press, Inc.	—	(1,850)	—	(1,850)
Nth Degree, Inc.	113	(3,649)	—	(3,536)
PSI Molded Plastics, Inc.	—	(3,755)	—	(3,755)
D.P.M.S., Inc.	—	(4,442)	—	(4,442)
SBS Industries Holdings, Inc.	(8,470)	1,580	—	(6,890)
Brunswick Bowling Products, Inc.	—	(18,048)	—	(18,048)
Other, net (<$1.0 million, net)	775	(700)	—	75
Total	$10,479	$8,534	$(11,869)	$7,144
Net Realized Gain on Investments
During the nine months ended December 31, 2021, we recorded net realized gains on investments of $24.4 million, primarily due to a $21.9 million realized gain from the exit of Pioneer, a $3.6 million realized gain from the exit of Head Country and $0.7 million realized gains related to prior period exits, partially offset by a $1.8 million realized loss from the dissolution of CTG. During the nine months ended December 31, 2020, we recorded net realized gains on investments of $10.5 million, primarily related to a $14.0 million realized gain from the exit of Frontier, a $3.3 million realized gain from the recapitalization of Old World, and gains from previous exits, partially offset by an $8.5 million realized loss related to the partial write-off of a debt investment in SBS.
Net Unrealized Appreciation (Depreciation) of Investments
Net unrealized appreciation of investments of $54.9 million for the nine months ended December 31, 2021 was primarily due to increased performance of certain of our portfolio companies, driven partially by the reversal of the impact of COVID-19 on certain of our portfolio companies and the markets in which they operate, increased comparable multiples used to estimate the fair value of certain of our portfolio companies and the reversal of previously recorded unrealized depreciation of our investments in CTG upon its dissolution. These amounts were partially offset by the reversal of previously recorded unrealized appreciation of our investment in Pioneer and Head Country upon exit and the decreased performance of certain of our portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, operating challenges, including but not limited to, labor shortages, supply chain delays, increased material costs and demand for their products, and general economic outlook, or the reversal of such impact towards pre-COVID-19 levels.

Net unrealized depreciation of investments of $3.3 million for the nine months ended December 31, 2020 was primarily due to the reversal of previously recorded unrealized appreciation of our investment in Frontier upon its exit, the decreased performance of certain of our portfolio companies and decreased comparable transaction multiples used to estimate the fair value of certain of our portfolio companies, partially offset by increased performance of certain of our portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, as well as demand for their products and general economic outlook.
Across our entire investment portfolio, we recorded net unrealized appreciation of $5.5 million and $49.4 million on our debt and on our equity positions, respectively, for the nine months ended December 31, 2021. As of December 31, 2021, the fair value of our investment portfolio was more than the cost basis by $25.2 million, as compared to March 31, 2021, when the fair value of our investment portfolio was less than the cost basis by $29.7 million, representing net unrealized appreciation of $54.9 million for the nine months ended December 31, 2021. Our entire portfolio had a fair value of 103.7% of cost as of December 31, 2021.
Net Realized Gain (Loss) on Other
During the nine months ended December 31, 2021, we recorded a net realized loss on other of $2.0 million which primarily related to unamortized deferred issuance costs written off upon the redemption of our Series E Term Preferred Stock in August 2021. During the nine months ended December 31, 2020, there were no realized gains or losses on other.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash provided by operating activities for the nine months ended December 31, 2021 was $39.3 million, as compared to net cash used in operating activities of $32.6 million for the nine months ended December 31, 2020. This change was primarily due to an increase in principal repayments of investments and net proceeds from the sale of investments.
Principal repayments and net proceeds from the sale of investments totaled $96.9 million during the nine months ended December 31, 2021, compared to $51.2 million during the nine months ended December 31, 2020. Purchases of investments were $84.6 million during the nine months ended December 31, 2021, compared to $89.6 million during the nine months ended December 31, 2020.
As of December 31, 2021, we had equity investments in or loans to 26 portfolio companies with an aggregate cost basis of $675.6 million. As of December 31, 2020, we had equity investments in or loans to 28 portfolio companies with an aggregate cost basis of $657.9 million.
The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020
Beginning investment portfolio, at fair value	$633,829	$565,924
New investments	34,200	46,902
Disbursements to existing portfolio companies	50,350	42,669
Unscheduled principal repayments	(46,898)	(20,734)
Net proceeds from sales of investments	(49,421)	(29,410)
Net realized gain on investments	23,748	8,858
Net unrealized appreciation (depreciation) of investments	80,917	8,534
Reversal of net unrealized appreciation of investments	(26,001)	(11,869)
Amortization of premiums, discounts, and acquisition costs, net	14	14
Ending investment portfolio, at fair value	$700,738	$610,888

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2021:

		Amount
For the remaining three months ending March 31:	2022	$4,000
For the fiscal years ending March 31:	2023	90,950
	2024	96,168
	2025	204,187
	2026	52,250
	Thereafter	71,246
	Total contractual repayments	$518,801
	Adjustments to cost basis of debt investments	(17)
	Investments in equity securities	156,772
	Total cost basis of investments held as of December 31, 2021:	$675,556
Financing Activities
Net cash used in financing activities for the nine months ended December 31, 2021 was $13.0 million, which consisted primarily of the redemption of our Series E Term Preferred Stock of $94.4 million, $27.4 million in distributions to common stockholders, $22.4 million of net repayments under the Credit Facility and $3.4 million of deferred financing and offering costs, partially offset by $134.6 million in gross proceeds from the issuance of our 2028 Notes.
Net cash provided by financing activities for the nine months ended December 31, 2020 was $31.2 million, which consisted primarily of $34.8 million of net borrowings under the Credit Facility, $19.3 million of gross proceeds from the issuance of mandatorily redeemable preferred stock under the then existing Series E ATM Program, and $1.7 million of gross proceeds from the issuance of common stock under the then existing Common Stock ATM Program, partially offset by $23.9 million in distributions to common stockholders.
Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.07 per common share for each of the six months from April through September 2021, monthly cash distributions of $0.075 per common share for each of the three months from October through December 2021, and supplemental distributions of $0.06, $0.03, and $0.09 per common share in June, September, and December 2021, respectively. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in January 2022.
For the fiscal year ended March 31, 2021, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $16.1 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2021, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $8.5 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2021, we recorded $2.0 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income. For the nine months ended December 31, 2021, we recorded $2.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Overdistributed net investment income and increased Accumulated net realized gain in excess of distributions.
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
Equity
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to $300.0 million of the securities registered under the registration statement.
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
We did not sell any shares of our common stock under the Common Stock ATM Program during the nine months ended December 31, 2021. During the year ended March 31, 2021, we sold 155,560 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On December 31, 2021, the closing market price of our common stock was $17.08 per share, representing a 28.7% premium to our NAV per share of $13.27 as of December 31, 2021.

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
We did not sell any shares of our Series E Term Preferred Stock under the Series E ATM Program during the nine months ended December 31, 2021. During the year ended March 31, 2021, we sold 784,853 shares of our Series E Term Preferred Stock under the Series E ATM Program with an aggregate liquidation preference of $19.6 million. The weighted-average gross price per share net of discounts was $24.56 and resulted in gross proceeds of approximately $19.3 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $19.1 million.
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
Revolving Line of Credit
On March 8, 2021, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), entered into Amendment No. 6 to the Credit Facility with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of December 31, 2021, the Credit Facility provided two one-year extension options that may be exercised on or before the first and second anniversary of March 8, 2021, subject to approval by all lenders.
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

Advances under the Credit Facility generally bear interest at 30-day LIBOR, subject to a floor of 0.5%, plus 2.85% per annum until February 29, 2024, with the margin then increasing to 3.10% for the period from February 29, 2024 to February 28, 2025, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount. At December 31, 2021, we had no borrowings outstanding on the Credit Facility.
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
Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $286.3 million as of December 31, 2021, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2021, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $695.5 million, asset coverage on our senior securities representing indebtedness of 259.5%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2021, we had availability, after adjustments for various constraints based on collateral quality, of $179.4 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.
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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2021 and March 31, 2021, we had unrecognized, contractual off-balance sheet success fee receivables of $49.3 million and $46.2 million (or approximately $1.48 and $1.39 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
CONTRACTUAL OBLIGATIONS
We have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of December 31, 2021 to be immaterial.
As of December 31, 2021, we have also extended a guaranty on behalf of one of our portfolio companies, Country Club Enterprises, LLC (“CCE”), whereby we have guaranteed $1.0 million of CCE’s obligations. As of December 31, 2021, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of December 31, 2021, at cost/liquidation preference:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$—	$—	$—	$—	$—
Notes payable	262,488	—	—	127,938	134,550
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	81,231	15,143	30,292	23,771	12,025
Total	$348,815	$15,143	$30,292	$156,805	$146,575
(A)Excludes unused line of credit and delayed draw term loan commitments and guaranties to our portfolio companies in the aggregate principal amount of $5.6 million.
(B)Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on the Credit Facility, 2026 Notes, 2028 Notes, and secured borrowing, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2021.
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

The following table reflects risk ratings for all loans in our portfolio as of December 31, 2021 and March 31, 2021:

Rating	December 31, 2021	March 31, 2021
Highest	9.0	9.0
Average	6.6	6.2
Weighted-average	6.6	6.6
Lowest	3.0	4.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both December 31, 2021 and March 31, 2021.
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
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and up to approximately 10% at fixed rates. As of December 31, 2021 and March 31, 2021, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	December 31, 2021	March 31, 2021
Variable rates with a floor	100.0%	97.7%
Fixed rates	—	2.3%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the nine months ended December 31, 2021 from those included in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2021 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.3
Second Supplemental Indenture between Gladstone Investment Corporation and UMB Bank, National Association, dated as of March 2, 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed March 2, 2021.

4.4
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
______________________
*Filed herewith
†Furnished herewith
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

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Rachael Easton
Rachael Easton
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Date: February 8, 2022