Form 10-K
period 2022-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2022-05-11
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 814-00704
_________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES   NO
The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2021, based on the closing price on that date of $13.87 on the Nasdaq Global Select Market, was $448,502,702. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 33,205,023 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 10, 2022.
Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended March 31, 2022.

GLADSTONE INVESTMENT CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
MARCH 31, 2022

FORWARD-LOOKING STATEMENTS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation, or the general economy, including inflation; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); (12) the impact of COVID-19 generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties; and (13) those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K (this “Annual Report”). Additionally, many of the risks, uncertainties and other factors listed above, among others, are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from our historical performance. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed, or in the future may file, with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
Shares of our common stock, our 5.00% Notes due 2026 (“2026 Notes”) and our 4.875% Notes due 2028 (“2028 Notes”) are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINN” and “GAINZ,” respectively.
Investment Adviser and Administrator
We are externally managed by the Adviser, an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser. Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. David Dullum, our president, also serves as the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary, also serves as the Administrator’s president, general counsel, and secretary, as well as the executive vice president of administration of the Adviser. Mr. Gladstone and Terry Lee Brubaker, our vice chairman and chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; and Gladstone Land Corporation, a publicly-traded real estate investment trust ("Gladstone Land") (together with “Gladstone Commercial” and “Gladstone Capital,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.
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
Investment Objectives and Strategy
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments in a particular portfolio company generally totaling up to $70 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2022, our investment portfolio was comprised of 76.3% in debt securities and 23.7% in equity securities, at cost.
We focus on investing in lower middle market private businesses (which we generally define as private companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $20 million) (“Lower Middle Market”) in the U.S. that meet certain criteria, including, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the portfolio company, reasonable capitalization of the portfolio company, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger, acquisition, or recapitalization of the portfolio company, a public offering of the portfolio company’s stock or, to a lesser extent, by exercising our right to require the portfolio company to repurchase our warrants, as applicable, though there can be no assurance that we will always have these rights. We invest in portfolio companies that seek funds for management buyouts and/or growth capital to finance acquisitions, recapitalize or, to a lesser extent, refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises.
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
In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. As of March 31, 2022, our loan portfolio consisted of 100.0% variable rate loans with floors, based on the total principal balance of all outstanding debt investments. Most U.S. dollar LIBOR are currently anticipated to be phased out in June 2023. We have amended all outstanding loan agreements with our portfolio companies to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.
We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement such as a success fee or, to a lesser extent, deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the portfolio company. Some debt securities may have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” (“PIK”) interest. As of March 31, 2022, we did not have any securities with a PIK feature.
Typically, our investments in equity securities take the form of common stock, preferred stock, limited liability company interests, or warrants or options to purchase any of the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt. From our initial public offering in 2005 through March 31, 2022, we invested in 55 companies, excluding investments in syndicated loans.
We expect that our investment portfolio will continue to primarily include the following three categories of investments in private companies in the U.S.:
•Secured First Lien Debt Securities: We seek to invest a portion of our assets in first lien secured debt securities also known as senior loans, senior term loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses first lien secured debt to cover a substantial portion of the funding needs of the business. These debt securities usually take the form of first priority liens on all, or substantially all, of the assets of the business.

•Secured Second Lien Debt Securities: We seek to invest a portion of our assets in second lien secured debt securities, which may also be referred to as subordinated loans, subordinated notes and mezzanine loans. These second lien secured debt securities rank junior to the borrower’s first lien secured debt securities and may be secured by second priority liens on all or a portion of the assets of the business. Additionally, we may receive other yield enhancements in addition to or in lieu of success fees, such as warrants to buy common and preferred stock or limited liability interests, in connection with these second lien secured debt securities.
•Preferred and Common Equity/Equivalents: We seek to invest a portion of our assets in equity securities, which consist of preferred and common equity, limited liability company interests, warrants or options to acquire such securities, and are generally in combination with our debt investment in a business. Additionally, we may receive equity investments derived from restructurings on some of our existing debt investments. In many cases, we will own a significant portion of the equity of the businesses in which we invest.
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
Investment Policies
We seek to achieve a high level of current income and capital gains through investments in secured debt securities and preferred and common stock that we generally acquire in connection with buyouts and other recapitalizations. The following investment policies, along with the investment objectives, may not be changed without the approval of our board of directors (our “Board of Directors”), a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act:
•We will at all times conduct our business so as to retain our status as a BDC. See “—Regulation as a BDC — Qualifying Assets.”
•We will at all times endeavor to conduct our business so as to retain our status as a RIC under the Code. See "—Material U.S. Federal Income Tax Considerations."
With the exception of our policy to conduct our business as a BDC, these investment policies are not fundamental and may be changed without stockholder approval.
Investment Concentrations
As of March 31, 2022, our investment portfolio consisted of investments in 26 portfolio companies located in 19 states across 14 different industries with an aggregate fair value of $714.4 million. Our investments in Bassett Creek Services, Inc. (“Bassett Creek”), Old World Christmas, Inc. (“Old World”), Counsel Press, Inc. (“Counsel Press”), Brunswick Bowling Products, Inc. ("Brunswick"), and Schylling, Inc. ("Schylling") represented our five largest portfolio investments at fair value and collectively comprised $272.7 million, or 38.1%, of our total investment portfolio at fair value as of March 31, 2022. The following table summarizes our investments by security type as of March 31, 2022 and 2021:

	March 31, 2022				March 31, 2021
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$429,457	64.2%	$425,087	59.5%	$379,512	57.2%	$368,688	58.2%
Secured second lien debt	81,147	12.1%	67,958	9.5%	114,206	17.2%	102,897	16.2%
Total debt	510,604	76.3%	493,045	69.0%	493,718	74.4%	471,585	74.4%

Preferred equity	143,079	21.4%	217,599	30.5%	166,361	25.1%	159,478	25.2%
Common equity/equivalents	15,565	2.3%	3,752	0.5%	3,484	0.5%	2,766	0.4%
Total equity/equivalents	158,644	23.7%	221,351	31.0%	169,845	25.6%	162,244	25.6%
Total investments	$669,248	100.0%	$714,396	100.0%	$663,563	100.0%	$633,829	100.0%

Our investments at fair value consisted of the following industry classifications as of March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$307,403	43.0%	$261,714	41.3%
Home and Office Furnishings, Housewares, and Durable Consumer Products	125,440	17.6%	94,663	15.0%
Leisure, Amusement, Motion Pictures, and Entertainment	46,514	6.5%	45,209	7.1%
Healthcare, Education, and Childcare	39,252	5.5%	31,194	4.9%
Hotels, Motels, Inns, and Gaming	37,923	5.3%	—	—%
Telecommunications	32,467	4.6%	15,582	2.5%
Chemicals, Plastics, and Rubber	26,618	3.7%	22,985	3.6%
Aerospace and Defense	25,296	3.5%	27,630	4.4%
Mining, Steel, Iron and Non-Precious Metals	24,250	3.4%	—	—%
Cargo Transport	14,533	2.0%	15,211	2.4%
Diversified/Conglomerate Manufacturing	14,064	2.0%	25,181	4.0%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	13,823	1.9%	14,199	2.2%
Personal and Non-Durable Consumer Products (Manufacturing Only)	5,315	0.8%	60,852	9.6%
Beverage, Food, and Tobacco	—	—%	15,519	2.4%
Other < 2.0%	1,498	0.2%	3,890	0.6%
Total investments	$714,396	100.0%	$633,829	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$194,100	27.2%	$163,938	25.9%
South	188,978	26.4%	182,529	28.8%
Midwest	172,711	24.2%	126,781	20.0%
West	158,607	22.2%	160,581	25.3%
Total investments	$714,396	100.0%	$633,829	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.
Investment Process
Overview of Investment and Approval Process
To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, David Dullum, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which currently is composed of Messrs. Gladstone, Brubaker, and Dullum, as well as Jonathan Sateri and Laura Gladstone, who were both appointed to the investment committee effective October 18, 2021. If this LOI is issued, then the Adviser and Gladstone Securities, LLC (“Gladstone Securities”) (collectively, the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment.
Prospective Portfolio Company Characteristics
We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.
•Experienced Management: We typically require that the companies in which we invest have experienced management teams or a hiring plan in place to install an experienced management team. We also require the companies to have in place proper incentives to induce management to succeed and act in concert with our interests as an investor, including having significant equity or other interests in the financial performance of their companies.
•Value- and Income-Orientation and Positive Cash Flow: Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value- and income-orientation. In seeking value, we focus on established companies in which we can invest at relatively low multiples of EBITDA, and that have positive operating cash flow at the time of investment. In seeking income, we typically invest in companies that generate relatively stable to growing sales, cash flows, and EBITDA to fixed charges coverage, which provides some assurance that the companies will be able to service their debt. We do not expect to invest in start-up companies or companies with what we believe to be speculative business plans.
•Strong Competitive Position in an Industry: We seek to invest in companies that have developed strong market positions and significant relative market share within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.
•Liquidation Value of Assets: The projected liquidation value of the assets, if any, is an important factor in our investment analysis in collateralizing our debt securities.
Extensive Due Diligence
The Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information followed by in-depth business analysis, including some or all of the following:
•A review of the prospective portfolio company’s historical and projected financial information, including a quality of earnings analysis;
•Visits to the prospective portfolio company’s business site(s) and evaluation of potential environmental issues;
•Interviews with the prospective portfolio company’s management, employees, customers and vendors;
•Review of loan documents and material contracts;
•Background checks and a management capabilities assessment on the prospective portfolio company’s management team; and
•Research, including market analyses, on the prospective portfolio company’s products, services or particular industry and its competitive position therein.
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
Investment Structure
Once the Adviser has determined that an investment meets our standards and investment criteria, the Adviser works with the management of that company and other capital providers to structure the transaction in a way that we believe will provide us with the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to management of the company. As discussed above, the capital classes through which we typically structure a deal include first lien secured debt, second lien secured debt, and preferred and common equity or equivalents. Through its risk management process, the Adviser seeks to limit the downside risk of our investments by:
•Making investments with an expected total return (including interest, yield enhancements and potential equity appreciation) that it believes compensates us for the credit risk of the investment;
•Seeking collateral or superior positions in the portfolio company’s capital structure where possible;
•Incorporating put and call protection rights into the investment structure where possible;
•Negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility as possible in managing their businesses, while also preserving our capital; and
•Holding board seats or securing board observation rights at the portfolio company.
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
Management Expertise
Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser's investment committee for the Company is comprised of Messrs. Gladstone, Brubaker, Dullum and Sateri and Ms. Gladstone, each of whom have a wealth of experience in our area of operation. Ms. Gladstone and Messrs. Gladstone, Brubaker, and Sateri also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Ms. Gladstone has over 20 years of experience in investing in middle market companies and is a managing director of the Adviser. Each of Messrs. Gladstone, Dullum and Sateri (also a managing director of the Adviser) have over 25 years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers, and have worked together at the Gladstone Companies for more than 20 years. Mr. Brubaker has over 25 years of experience in acquisitions and operations of companies. These five individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to Lower Middle Market companies. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills. See the additional discussion regarding management of portfolio companies by our Adviser below under “—Ongoing Management of Investments and Portfolio Company Relationships.”
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
•Focusing on companies with attractive and sustainable market positions and cash flow;
•Investing in companies with experienced and established management teams;
•Engaging in extensive due diligence from the perspective of a long-term investor;
•Investing at low price-to-cash flow multiples; and
•Adopting flexible transaction structures by drawing on the experience of the investment professionals of the Adviser and its affiliates.
Longer Investment Horizon
Unlike private equity and other funds that are typically organized as finite-life partnerships (generally seven to ten years), we are not subject to standard periodic capital return requirements. These structures often force private equity and other funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in a lower overall return to investors and/or an adverse impact on their portfolio companies. In contrast, we are an exchange-traded corporation of perpetual duration. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.
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
Monitoring
The Adviser’s investment professionals monitor the financial performance, trends, and changing risks of each portfolio company on an ongoing basis to determine if each portfolio company is performing within expectations and to guide the portfolio company’s management in taking the appropriate courses of action. The Adviser employs various methods of evaluating and monitoring the performance of our investments in portfolio companies, which can include the following:
•monthly analysis of financial and operating performance;
•frequent assessment of the portfolio company’s performance against its business plan and our investment expectations;
•attendance at and/or participation in the portfolio company’s board of directors or management meetings;
•assessment of portfolio company management, governance and strategic direction;
•assessment of the portfolio company’s industry and competitive environment; and
•review and assessment of the portfolio company’s operating outlook and financial projections.
Relationship Management
The Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:
•management;
•boards of directors;
•financial sponsors;
•capital partners;
•auditors; and
•advisers and consultants.
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
Valuation Process
The following is a general description of our investment valuation policy (the “Policy”) (which has been approved by our Board of Directors) that the professionals of the Adviser and Administrator, with oversight and direction from our chief valuation officer, an employee of the Administrator that reports directly to our Board of Directors (collectively, the “Valuation Team”), use each quarter to determine the fair value of our investment portfolio. In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available based on the Policy. The Adviser values our investments in accordance with the requirements of the 1940 Act and accounting principles generally accepted in the U.S. (“GAAP”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:
•Each investment is initially assessed by the Valuation Team using the Policy, which may include:
•obtaining fair value quotes or utilizing valuation inputs from third party valuation firms; and
•using techniques, such as total enterprise value, yield analysis, market quotes and other factors, including: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected repayments; and the markets in which the portfolio company operates.
•Preliminary valuation conclusions are then discussed amongst the Valuation Team and with our management and documented for review by our Board of Directors. Written valuation recommendations and supporting material are sent to the Board of Directors in advance of the quarterly meetings.
•The Valuation Committee of the Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy, determines whether the Valuation Team’s recommended fair value is reasonable in light of the Policy, and reviews other facts and circumstances. Then, the Valuation Committee and chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors, so that the full Board of Directors may review and determine in good faith the fair value of investments in accordance with the Policy.
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

Transactions with Related Parties
Investment Advisory and Management Agreement
Pursuant to our Advisory Agreement, we pay the Adviser certain fees as compensation for its services, consisting of a base management fee and an incentive fee, each as described below. On July 13, 2021, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the renewal of the Advisory Agreement through August 31, 2022. Our Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our stockholders, (2) the investment performance of the Company and the Adviser, (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company, (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors, (5) the fee structure of the advisory and administrative agreements of comparable funds, (6) indirect profits to the Adviser created through the Company and (7) in light of the foregoing considerations, the overall fairness of the advisory fee paid under the Advisory Agreement.
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
Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and during the year ended March 31, 2022, capital gains-based incentive fees of $5.3 million were contractually due and paid to the Adviser. As of and for the year ended March 31, 2021, no capital gains-based incentive fees were contractually due and paid to the Adviser.
In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the years ended March 31, 2022 and 2021, we recorded capital gains-based incentive fees of $18.3 million and $5.0 million, respectively. During the year ended March 31, 2020, we recorded a reversal of capital gains-based incentive fees of $6.7 million.
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
RIC Status
To qualify for treatment as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90% of our taxable ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (“Investment Company Taxable Income”). We refer to this as the “annual distribution requirement.” We must also meet several additional requirements, including:
•Business Development Company status: At all times during the taxable year, we must maintain our status as a BDC.
•Income source requirements: At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income (including certain deemed inclusions) derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly-traded partnership.
•Asset diversification requirements: As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets (the “50% threshold”), and (2) no more than 25% of the value of our total assets may be invested in the securities (other than U.S. government securities or the securities of other regulated investment companies) of (i) one issuer, (ii) two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses, and (iii) one or more qualified publicly-traded partnerships.

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
Qualification as a RIC
If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long-term capital gain in excess of realized net short-term capital loss) that we timely distribute (or are deemed to distribute) to our stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year and (iii) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. For the calendar years ended December 31, 2021, 2020 and 2019, we incurred $0.7 million, $0.5 million and $0.8 million, respectively, in excise taxes. As of March 31, 2022, our capital loss carryforward was $0.
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
Any distribution declared by us in October, November or December of any calendar year, payable to our stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by our stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the later of the extended due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November,

December rule described above. For the fiscal year ended March 31, 2022, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.9 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2023 as having been paid in the fiscal year ended March 31, 2022. In addition, for the fiscal year ended March 31, 2022, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $15.7 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2023 as having been paid in the fiscal year ended March 31, 2022.
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
We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the years ended March 31, 2022 and 2021, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders. For the year ended March 31, 2020, we elected to retain $38.0 million, or $1.15 per common share of net long-term capital gains and to treat them as a deemed distribution to common stockholders. We incurred $8.0 million, or $0.24 per common share for the year ended March 31, 2020 of U.S. federal income taxes on behalf of common stockholders related to the retention of capital gains, which is included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations.
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
Regulation as a BDC
We are a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a vote of a majority of outstanding "voting securities,” as defined in the 1940 Act.
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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is generally defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, any state or states in the U.S.;
(b)is not an investment company (other than a small business investment company wholly owned by the BDC or otherwise excluded from the definition of investment company); and
(c)satisfies one of the following:
(i)it does not have any class of securities with respect to which a broker or dealer may extend margin credit;
(ii)it is controlled by the BDC and for which an affiliate of the BDC serves as a director;
(iii)it has total assets of not more than $4 million and capital and surplus of not less than $2 million;

(iv)it does not have any class of securities listed on a national securities exchange; or
(v)it has a class of securities listed on a national securities exchange, with an aggregate market value of outstanding voting and non-voting equity of less than $250 million.
(2)Securities received in exchange for or distributed on or with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.
(3)Cash, cash items, government securities or high quality debt securities maturing in one year or less from the time of investment.
As of March 31, 2022, 99.8% of our assets were qualifying assets.
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
Summary of Risk Factors
Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors”, beginning on page 20 of this Annual Report, together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks, as well as certain other risks that you should carefully consider before deciding to invest in our securities.
•Global economic and political conditions could negatively impact our business, results of operations, cash flows and financial condition.
•Volatility in the capital markets may make it more difficult to raise capital and may adversely affect the valuations of our investments.
•Our business has been, and in the future could be further, adversely affected by the COVID-19 pandemic and related government actions.
•Changes in interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.
•Our investments in lower middle market companies are extremely risky and could cause you to lose all or a part of your investment.
•The lack of liquidity of our privately held investments may adversely affect our business.
•Our investments are typically long-term and will require several years to realize liquidation events.
•We typically invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.
•Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.
•Any inability to renew, extend or replace our Credit Facility on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.
•Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.
•There are significant potential conflicts of interest, including with the Adviser, which could impact our investment returns.
•Our success depends on the Adviser’s ability to attract and retain qualified personnel in a competitive environment.
•Our incentive fee may induce the Adviser to make certain investments, including speculative investments.
•We may be obligated to pay the Adviser incentive compensation even if we incur a loss.
•The Adviser is not obligated to provide a credit of the base management fee or incentive fee, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.
•There is a risk that you may not receive distributions or that distributions may not grow over time
•Investing in our securities may involve an above average degree of risk.
•Common shares of closed-end investment companies frequently trade at a discount to the NAV.
•Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

Code of Ethics
We, and all of the Gladstone family of companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on our website under “Investors - Governance – Governance Documents” at www.GladstoneInvestment.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.
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
Staffing
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator dedicates all of his or her time to us. However, we expect that 20 to 25 full-time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2022 and all of calendar year 2023. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.
As of March 31, 2022, the Adviser and Administrator collectively had 69 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
14	Executive management
18	Accounting, administration, compliance, human resources, legal, and treasury
37	Investment management, portfolio management, and due diligence
The Adviser and the Administrator aim to attract and retain capable advisory and administrative personnel, respectively, by offering competitive base salaries and bonus structure, healthcare and other employee benefits, and by providing employees with appropriate opportunities for professional growth.
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
Risks Related to the Economy
Global economic and political conditions could negatively impact our business, results of operations, financial condition, and cash flows.
The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:
•changes in interest rates and credit spreads and the effects of inflation on us and our portfolio companies;
•the availability of credit, including the price, terms and conditions under which it can be obtained;
•the quality, pricing, and availability of suitable investments and losses with respect to our investments;
•the ability to obtain accurate market-based valuations;
•investment values relative to the value of the underlying assets;

•default rates on the loans underlying our investments and the amount of related losses;
•prepayment rates, delinquency rates and legislative / regulatory changes with respect to our investments;
•competition;
•the impact of COVID-19 generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it;
•the actual and perceived state of the economy and public capital markets generally;
•amendments or repeals of legislation, or changes in regulations or regulatory interpretations thereof, and transitions of government, including uncertainty regarding any of the foregoing;
•the national and global political environment, including foreign relations and trading policies, as well as the impact of Russia's invasion of Ukraine and related sanctions, and potential retaliatory actions;
•the impact of potential changes to the Code; and
•the attractiveness of other types of investments relative to investments in Lower Middle Market companies generally.
Changes in these factors are difficult to predict, and a change in one factor could affect other factors, which could result in adverse effects to our business, results of operations, financial condition, and cash flows.

Volatility in the capital markets could make it more difficult to raise capital and has, and could in the future, adversely affect the valuations of our investments.
Given the volatility and dislocation that the capital markets are experiencing and have experienced from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We could in the future have difficulty accessing debt and equity capital, and a severe disruption in U.S. or global financial markets or deterioration in credit and financing conditions, including as a result of rising inflation, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, significant changes in the capital markets have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.
Certain of our portfolio companies are in industries that may be impacted by inflation, such as consumer goods and services and manufacturing. Our portfolio companies may not be able to pass on to customers increases in their costs of operations which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
Our business has been, and in the future could be further, adversely affected by the COVID-19 pandemic and related government actions.
The outbreak of COVID-19, and its variants, has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. In response to the COVID-19 pandemic, many countries, including the U.S., reacted by instituting quarantines, prohibiting travel and ordering the closure of offices, businesses, schools, retail stores and other public venues. Businesses also implemented similar precautionary measures. Such measures created significant disruptions in and continue to adversely impact economic activity, particularly in the transportation, hospitality, tourism, entertainment and certain other industries. As COVID-19 cases fluctuate, certain governments have (and others in the future may) reinstituted these or other measures, which could further exacerbate the adverse impacts on economic activity.
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
One of the factors that influences the price of our securities is the distribution yield on our securities (as a percentage of the price of our securities) relative to market interest rates. An increase in market interest rates, which have risen recently, may lead prospective purchasers of our securities to expect a higher distribution yield. In addition, higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. As a result, higher market interest rates tend to cause the value of our securities to decrease.
Changes in interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.
Generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our securities. As interest rates increase, generally, the cost of borrowing under our Credit Facility increases, which may affect our ability to make new investments on favorable terms or at all. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR. To the extent that interest rates increase, this may negatively impact the operating performance of our portfolio companies due to increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that an increase in interest rates makes it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. There can be no guarantee the Federal Reserve Board will raise rates at a gradual pace, or at all, nor can there be any assurance that markets will not adversely react to rate increases. Recent and future increases in interest rates could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.
All of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR. Accordingly, reduced interest rates will result in a decrease in our total investment income unless offset by interest rate floors or an increase in the spread of our debt investments with variable interest rates. Any increase in interest rates, that is not in excess of our interest rate floors, could result in an increase in the interest expense that we pay on our borrowings with no corresponding increase in interest income and thus, lower overall net investment income. In addition, our net investment income could decrease if there is no reduction or credit to the base management or incentive fees that we pay to the Adviser. In addition, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require the Adviser and its investment professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

Changes in interest rates may adversely affect our profitability and hedging arrangements may expose us to additional risks.
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
Ultimately, we expect approximately 90% of the loans in our portfolio to be at variable rates determined on the basis of the LIBOR and approximately up to 10% to be at fixed rates. As of March 31, 2022, based on the total principal balance of debt investments outstanding, our portfolio consisted of 100.0% of loans at variable rates with floors.
As of March 31, 2022, we did not have any hedging arrangements, such as interest rate hedges, in place. While hedging arrangements may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to receive payments pursuant to a hedging arrangement is linked to the ability of the counter-party to that hedging arrangement to make the required payments. To the extent that the counter-party to the hedging arrangement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.
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
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and historically has been widely used as a reference for setting the interest rate on loans globally. In general, our investments in debt securities have a term of five years, accrue interest at variable rates based on LIBOR and, to a lesser extent, at fixed rates. As of March 31, 2022, based on the total principal balance of debt investments outstanding, our portfolio consisted of 100.0% of loans at variable rates with floors.
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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The ICE Benchmark Administration Limited (the “IBA”) (i) ceased publication of 1-week and 2-month U.S. dollar LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, intends to continue publication of the remaining U.S. dollar LIBOR tenors until June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. However, the FCA has indicated it would not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.
A committee established by the Federal Reserve, the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, based on overnight repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible to predict whether SOFR will attain additional market traction, and the future of LIBOR is still uncertain. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR.
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
Investments in Lower Middle Market portfolio companies are subject to a number of significant risks including the following:
•Lower Middle Market businesses are likely to be more significantly impacted in economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and any economic downturns or recessions are more likely to have a material adverse effect on them. When the economy contracts, the financial results of Lower Middle Market businesses, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, for any portfolio company that is adversely impacted by an economic downturn or recession, its ability to repay our loan(s) or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.
•Lower Middle Market businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan(s) may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of realizing on any guaranties we may have obtained from the borrower’s management. As of March 31, 2022, loans to three portfolio companies were on non-accrual status with an aggregate debt cost basis of $77.2 million, or 15.1% of the cost basis of all debt investments in our portfolio. We cannot assure you that our efforts to improve profitability and cash flows of these companies will prove successful. Although we will generally seek to be a secured first lien lender to a borrower, in some of our loans we expect to be subordinated to a senior lender and our security interest in any collateral would, accordingly, likely be second lien and subordinate to another lender’s security interest.
•Lower Middle Market businesses typically have narrower product lines and smaller market shares than large businesses. Our target portfolio companies tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.
•There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, the Adviser and its employees, Gladstone Securities and consultants to perform due diligence investigations of these portfolio companies, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations to make a well-informed investment decision.
•Lower Middle Market businesses generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be exposed to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan(s) would be jeopardized.
•Lower Middle Market businesses are more likely to be dependent on one or two persons. Typically, the success of a Lower Middle Market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.
•Lower Middle Market businesses may have limited operating histories. While we intend to continue to target stable companies with proven track records, we may invest in new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.
•Debt securities of Lower Middle Market companies typically are not rated by a credit rating agency. Typically, a Lower Middle Market business cannot or will not expend the resources to have their debt securities rated by a credit rating agency. We expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be at rates below what is considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk as compared to investment grade debt instruments.
•Lower Middle Market companies may be highly leveraged. Some of our portfolio companies are highly leveraged, which could have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage could impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions (including those currently presented by the COVID-19 pandemic) and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
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
Our total investment in one or more companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented more than 35% of the fair value of our total portfolio as of March 31, 2022 and 2021. Any disposition of a significant investment in one or more portfolio companies may negatively impact our net investment income and limit our ability to pay distributions.
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
As of March 31, 2022, we had investments in 26 portfolio companies, the five largest of which included Bassett Creek, Old World, Counsel Press, Brunswick, and Schylling, and comprised $272.7 million, or 38.1%, of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment, including rising inflation and the potential impact of the COVID-19 pandemic (or similar future public health emergencies). Beyond our regulatory and income tax diversification requirements, as well as Credit Facility requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. A downturn in a particular industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of March 31, 2022, our largest industry concentration was in Diversified/Conglomerate Services, representing 43.0% of our total investments, at fair value.
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
We will have a continuing need for capital to finance our investments. As of March 31, 2022, we, through our wholly-owned subsidiary, Business Investment, had no borrowings outstanding under the Credit Facility, which provides for maximum borrowings of $180.0 million, with a revolving period end date of February 29, 2024 (the “Revolving Period End Date”). The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions and covenants set forth in the credit agreement. Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policy without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors in the borrowing base. Additionally, the Credit Facility contains a performance guarantee that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $286.3 million as of March 31, 2022, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2022, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $701.2 million, asset coverage on our senior securities representing indebtedness of 252.9%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2022, we were in compliance with all covenants under the Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.
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
There can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:
•Senior Securities: We may issue senior securities representing indebtedness (including borrowings under the Credit Facility, our 2026 Notes and our 2028 Notes) and senior securities that are stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue senior securities representing indebtedness and senior securities which are stock, in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 150% on each such senior security immediately after each issuance of each such senior security. As a result of issuing senior securities (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 150%. If the aggregate fair value of our assets declines, we might be unable to satisfy that 150% requirement. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness, pay dividends on our preferred stock or for offering costs will not be available for distributions to common stockholders. Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that are stock.
•Common and Convertible Preferred Stock: Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we may at times be dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our common stockholders at the time of the issuance would decrease and our existing common stockholders may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing common stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, as we did at times during March 2018 under the at-the-market program, and in other offerings in May 2017, March 2015, and October 2012, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of common shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a common stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10% of our common stock at a 5% discount from NAV, a common stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has for the last several years. As noted above, the 1940 Act prohibits the issuance of multiple classes of senior securities that are stock. As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding mandatorily redeemable preferred stock.

We financed certain of our investments with borrowed money and capital from the issuance of senior securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the Credit Facility, the 2026 Notes and the 2028 Notes and, from time to time, may incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities to, banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(A)	(19.59)%	(11.29)%	(2.99)%	5.32%	13.62%
(A)The hypothetical return to common stockholders is calculated by multiplying our total assets as of March 31, 2022 by the assumed rates of return and subtracting all interest on our debt expected to be paid during the twelve months following March 31, 2022, and then dividing the resulting difference by our total net assets attributable to common stock as of March 31, 2022. Based on $740.4 million in total assets, no borrowings outstanding on the Credit Facility, $127.9 million of 2026 Notes, at cost, $134.6 million of 2028 Notes, at cost, $5.1 million in a secured borrowing, and $445.8 million in net assets as of March 31, 2022.
Based on an aggregate outstanding indebtedness of $267.6 million, at cost, as of March 31, 2022, the effective annual cash interest rate of 5.0% as of that date, our investment portfolio at fair value would have to produce an annual return of at least 1.9% to cover annual interest payments on the outstanding debt.
Risks Related to Our Regulation and Structure
We will be subject to corporate-level tax if we are unable to satisfy the Code requirements for RIC qualification.
To maintain our qualification as a RIC, we must maintain our status as a BDC and meet annual distribution, income source, and asset diversification requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we may receive with respect to debt investments generally create original issue discount (“OID”), which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. As of March 31, 2022, we did not have investments with OID or a PIK feature. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock. Refer to “Business — Material U.S. Federal Income Tax Considerations — RIC Status” for additional information regarding asset coverage ratio and RIC requirements.
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
Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue senior securities representing indebtedness, including borrowing money from banks or other financial institutions, or senior securities that are stock, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each such incurrence or issuance. Further, we may not be permitted to declare a dividend or make any distribution to our outstanding stockholders or repurchase shares until such time as we satisfy this test. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we may issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution. We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. Such events, if they were to occur, could have a significant adverse effect on our business, financial condition, results of operations, and cash flows.
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
Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of the Adviser and Administrator, and the Affiliated Public Funds. In addition, Mr. Brubaker, our vice chairman and chief operating officer, is the vice chairman and chief operating officer of the Adviser and Administrator, and the Affiliated Public Funds. Mr. Dullum, our president, is also an executive vice president of the Adviser. While portfolio managers and the officers and other employees of the Adviser devote as much time to the management of us as appropriate to enable the Adviser to perform its duties in accordance with the Advisory Agreement, the portfolio managers and other of the Adviser's officers may have conflicts in allocating their time and services among us, on the one hand, and other investment vehicles managed by the Adviser, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the portfolio managers and the officers and employees of the Adviser will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Company or the Affiliated Public Fund with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities it manages. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser.
In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2022, our Board of Directors has approved the following types of transactions:
•Our affiliate, Gladstone Commercial, may, under certain circumstances, lease property to portfolio companies that we do not control. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.
•We may invest simultaneously with our affiliate Gladstone Capital in senior loans in the broadly syndicated market whereby neither we nor any affiliate has the ability to dictate the terms of the loans.
•Pursuant to the Co-Investment Order, we may co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing subject to the conditions in the Co-Investment Order.
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
Absent stockholder approval, we are not able to access the capital markets in an offering of our securities at prices below the then-current NAV per share, due to restrictions applicable to BDCs under the 1940 Act. Should we decide to issue shares of common stock at a price below NAV per share in the future, we will seek the requisite approval of our stockholders at such time.
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
Risks Related to the 2026 Notes and 2028 Notes (collectively, the "Notes")
The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).
The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. In addition, the Notes will rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).
The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our wholly-owned subsidiary, Gladstone Business Investment, is the obligor under our Credit Facility, which is structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.
The indenture under which the Notes were issued contains limited protection for holders of the Notes.
The indenture under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, which generally prohibit us incurring additional debt or issuing additional debt or preferred securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including preferred stock and any subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions thereto, whether or not we are subject to such provisions of the 1940 Act, giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act to maintain the BDC’s status as a RIC under Subchapter M of the Code;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
In addition, the indenture and the Notes do not require us to make an offer to purchase the Notes in connection with a change of control or any other event.
Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.
Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the Notes) and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.
Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the Notes.
An active trading market for the Notes may not exist, which could limit your ability to sell the Notes or affect the market price of the Notes.
An active trading market for the Notes may not exist in the future and holders may not be able to sell their Notes. Even if an active trading market does exist, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the Notes may be harmed. Accordingly, holders of the Notes may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.
Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to refinance or restructure our debt, including the Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes or our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes or the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may choose to redeem the Notes when prevailing interest rates are relatively low.
On or after May 1, 2023, we may choose to redeem the 2026 Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the 2026 Notes. On or after November 1, 2023, we may choose to redeem the 2028 Notes especially if prevailing interest rates are lower than the rate borne by the 2028 Notes. If prevailing rates are lower at the time of redemption, and we redeem the Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.
A downgrade, suspension or withdrawal of any credit rating assigned by a rating agency to us or the Notes could cause the liquidity or market value of the Notes to decline significantly.
Any credit rating is an assessment by the assigning rating agency of our ability to pay our debts when due. Consequently, real or anticipated changes in any credit ratings will generally affect the market value of the Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. There can be no assurance that any credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agencies if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our Company, so warrant.
General Risk Factors
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
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;

•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on Nasdaq under the symbol “GAIN.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on Nasdaq, the intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through May 10, 2022.

Quarter Ended/Ending	NAV(A)	Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
		High	Low
Fiscal Year ended March 31, 2021:
6/30/2020	$10.87	$11.51	$6.75	6%	(38)%	$0.3000	(C)
9/30/2020	10.86	10.39	8.88	(4)%	(18)%	0.2100
12/31/2020	11.11	10.80	8.16	(3)%	(27)%	0.2100
3/31/2021	11.52	12.74	9.91	11%	(14)%	0.2100

Fiscal Year ended March 31, 2022:
6/30/2021	$12.66	$14.91	$12.27	18%	(3)%	$0.2700	(D)
9/30/2021	13.27	15.26	13.69	15%	3%	0.2400	(D)
12/31/2021	13.27	17.15	13.91	29%	5%	0.3150	(D)
3/31/2022	13.43	17.12	13.86	27%	3%	0.3450	(D)

Fiscal Year ending March 31, 2023:
6/30/2022 (through May 10, 2022)	*	$16.85	$14.82	*	*	0.3450	(E)
(A)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low intraday sales prices. The NAVs per share shown are based on outstanding shares at the end of each period.
(B)The premiums (discounts) set forth in these columns represent the high or low, as applicable, intraday sale prices per share for the relevant quarter minus the NAV per share as of the end of such quarter, and therefore may not reflect the premium (discount) to NAV per share on the date of the high and low intraday sales prices.
(C)Includes a $0.09 per common share supplemental distribution paid in June 2020.
(D)Includes $0.06, $0.03, $0.09 and $0.12 per common share supplemental distributions paid in June 2021, September 2021, December 2021 and February 2022, respectively.
(E)Includes a $0.12 per common share supplemental distribution to be paid in June 2022.
* Not yet available, as the NAV per share as of the end of this quarter has not yet been finalized.
As of May 6, 2022, there were 20 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”
Distributions
We generally intend to distribute, in the form of cash distributions, up to 100% of our Investment Company Taxable Income, if any, to our stockholders in the form of monthly distributions. We may retain some or all of our net realized long-term capital gains, if any, and designate them as a deemed distribution to supplement our equity capital and support the growth of our portfolio, but we may also distribute all or a portion of such gains to stockholders in cash. For the years ended March 31, 2022 and 2021, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders. The Credit Facility also generally restricts distributions on our common stock to the sum of certain amounts, including, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the fiscal year ended March 31, 2022.

Purchases of Equity Securities
We did not repurchase any shares of our stock during the fourth quarter ended March 31, 2022.
Stock Performance Graph
The following graph shows the total stockholder return on an investment of $100 in cash on March 31, 2017 for (i) our common stock, (ii) the Nasdaq’s 100 Total Return index (“Nasdaq 100 TR”), (iii) the Russell 1000 Total Return index (“Russell 1000 TR”) and (iv) the Standard and Poor’s BDC index (“S&P BDC”). For the fiscal year ended March 31, 2021, we included a comparison to the Wells Fargo BDC Total Return Index (“WF BDC TR”). For the fiscal year ended March 31, 2022, we switched to a comparison to the S&P BDC Index, due to the termination of the WF BDC TR on July 30, 2021. The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

Comparison Cumulative Total Return on Investment (in dollars)
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
3/31/17
3/31/18
3/31/19
3/31/20
3/31/21
3/31/22
GAIN
NASDAQ 100 TR
Russell 1000 TR
WF BDC TR
S&P BDC TR

	GAIN	Nasdaq 100 TR	Russell 1000 TR	S&P BDC TR	WF BDC TR (1)
3/31/2017	$100.00	$100.00	$100.00	$100.00	$100.00
3/31/2018	121.82	122.38	113.98	91.71	90.91
3/31/2019	152.22	138.73	123.75	100.51	99.69
3/31/2020	112.29	148.48	114.33	61.76	61.81
3/31/2021	191.62	250.76	184.00	120.25	116.09
3/31/2022	272.87	286.21	208.42	145.18	N/A
(1)For the fiscal years ended March 31, 2021, 2020, 2019, 2018, and 2017, we included a comparison to the WF BDC TR, but switched to a comparison to the S&P BDC for the fiscal year ended March 31, 2022, due to the termination of the WF BDC TR on July 30, 2021.

Fees and Expenses
The following table is intended to assist stockholders in understanding the costs and expenses that common stockholders will bear directly or indirectly. The percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, common stockholders will indirectly bear such fees or expenses as investors in the Company. The following annualized percentages were calculated based on actual expenses, except with respect to capital gains-based incentive fees as discussed below, incurred in the quarter ended March 31, 2022 and average net assets for the quarter ended March 31, 2022. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission (as a percentage of offering price)(1)	—%
Offering expenses (as a percentage of offering price)(1)	—%
Dividend reinvestment plan expenses (per sales transaction fee)(2)	Up to $25 Transaction fee
Total stockholder transaction expenses (as a percentage of offering price)(1)	—%

Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base management fee(4)	3.24%
Loan servicing fee(5)	1.58%
Incentive fees (20% of realized capital gains and 20% of pre-incentive fee net investment income)(6)	3.77%
Interest payments on borrowed funds(7)	3.81%
Other expenses(8)	1.05%
Total annual expenses(9)	13.45%
(1)The amounts set forth in the table above do not reflect the impact of any sales load or other commission or offering expenses borne by the Company and its common stockholders. If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the offering price and the estimated offering expenses and total stockholder transaction expenses borne by the Company and its common stockholders as a percentage of the offering price. In the event that shares of our common stock are sold to or through underwriters, the applicable prospectus or prospectus supplement will also disclose the applicable sales load or other commission.
(2)The expenses of the dividend reinvestment plan, if any, are included in stock record expenses, a component of “Other expenses.” If a participant elects by written notice to the plan agent prior to termination of his or her account to have the plan agent sell part or all of the shares held by the plan agent in the participant’s account and remit the proceeds to the participant, the plan agent is authorized to deduct a transaction fee, plus per share brokerage commissions, from the proceeds. The participants in the dividend reinvestment plan will also bear a transaction fee, plus per share brokerage commissions incurred with respect to open market purchases, if any. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions and Dividends to Stockholders—Dividend Reinvestment Plan” for information on the dividend reinvestment plan.
(3)The percentages presented in this table are gross of credits to any fees.
(4)The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 2% computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective period and adjusted appropriately for any share issuances or repurchases during the period. In accordance with the requirements of the SEC, the table above shows our base management fee as a percentage of average net assets attributable to common stockholders. For purposes of the table, the annualized base management fee has been converted to 3.24% of the average net assets for the quarter ended March 31, 2022 by dividing the total annualized amount of the base management fee by our average net assets for the quarter ended March 31, 2022. The base management fee for the quarter ended March 31, 2022 before application of any credits was $3.6 million.
Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily related to the valuation of portfolio companies. For the quarter ended March 31, 2022, $0.6 million of these fees were non-contractually, unconditionally and irrevocably credited against the base management fee. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.
(5)The Adviser services the loans held by Business Investment in return for which the Adviser receives a 2% annual loan servicing fee based on the monthly aggregate balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2% of total assets (less any uninvested cash or cash equivalents resulting from borrowings) during any given calendar year, we treat payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally and irrevocably credited back to us by the Adviser. The loan servicing fee for the three months ended March 31, 2022 was $1.7 million. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.
(6)The incentive fee payable to the Adviser under the Advisory Agreement consists of two parts: an income-based fee and a capital gains-based fee. The income-based incentive fee is payable quarterly in arrears, and equals 20% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly hurdle rate of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period, subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate (or 2.1875%) in any calendar quarter. The catch-up provision is meant to provide our Adviser with 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125% of the quarterly hurdle rate in any calendar quarter. For the three months ended March 31, 2022, the income-based incentive fee was $2.2 million.
The capital gains-based incentive fee equals 20% of our net realized capital gains in excess of unrealized depreciation since our inception, if any, computed as all realized capital gains net of all realized capital losses and unrealized depreciation since our inception, less any prior payments, measured at the end of each calendar year and payable at the end of each fiscal year. During the three months ended March 31, 2022, we recorded capital gains-based incentive fees of $2.0 million in accordance with GAAP, which were not contractually due under the terms of the Advisory Agreement.
No credits were applied to incentive fees for the three months ended March 31, 2022; however, the Adviser may credit such fees in the future.
Examples of how the incentive fee would be calculated are as follows:
•Assuming pre-incentive fee net investment income of 0.55%, there would be no income-based incentive fee because such income would not exceed the hurdle rate of 1.75%.
•Assuming pre-incentive fee net investment income of 2.00%, the income-based incentive fee would be as follows:
= 100.0% × (2.00% - 1.75%)
= 0.25%
•Assuming pre-incentive fee net investment income of 2.30%, the income-based incentive fee would be as follows:
= (100.0% × (“catch-up”: 2.1875% - 1.75%)) + (20.0% × (2.30% - 2.1875%))
= (100.0% × 0.4375%) + (20.0% × 0.1125%)
= 0.4375% + 0.0225%

= 0.46%
•Assuming net realized capital gains of 6% and realized capital losses and unrealized capital depreciation of 1%, the capital gains-based incentive fee would be as follows:
= 20.0% × (6.0% - 1.0%)
= 20.0% × 5.0%
= 1.0%
For a more detailed discussion of the calculation of the two-part incentive fee, including the capital gains-based incentive fee calculation under GAAP, see “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement.”
(7)Includes amortization of deferred financing costs. As of March 31, 2022, we had no borrowings outstanding under our Credit Facility, $127.9 million of 2026 Notes, at cost, $134.6 million of 2028 Notes, at cost, $5.1 million in a secured borrowing. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Line of Credit” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Notes Payable” for additional information regarding the Credit Facility, the 2026 Notes and the 2028 Notes.
(8)Includes our overhead expenses, including payments under the Administration Agreement based on our projected allocable portion of overhead and other expenses estimated to be incurred by our Administrator for the current fiscal year in performing its obligations under the Administration Agreement. See “Item 1. Business—Transactions with Related Parties—Administration Agreement” for additional information.
(9)Total annualized gross expenses, based on actual amounts incurred for the three months ended March 31, 2022 (except as set forth in footnote 9), would be $59.6 million. After all non-contractual, unconditional, and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee and the loan servicing fee, total annualized expenses after fee credits, based on actual amounts incurred for the three months ended March 31, 2022 (except as set forth in footnote 9), would be $50.1 million or 11.30% as a percentage of average net assets.
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

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income(1)(2)	$102	$289	$458	$810
assuming a 5% annual return consisting entirely of capital gains(2)(3)	$111	$312	$490	$849
(1)For purposes of this example, we have assumed that the entire amount of the assumed 5.0% annual return would constitute ordinary income. Because the assumed 5.0% annual return is significantly below the hurdle rate of 7.0% (annualized) that we must achieve under the Advisory Agreement to trigger the payment of an income-based incentive fee, we have assumed, for purposes of this example, that no income-based incentive fee would be payable if we realized a 5.0% annual return.
(2)While the example assumes reinvestment of all distributions at NAV per share, participants in the dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the distribution, and this price per share may differ from NAV per share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital

Resources—Distributions and Dividends to Stockholders—Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.
(3)For purposes of this example, we have assumed that the entire amount of the assumed 5.0% annual return would constitute capital gains and that no accumulated capital losses or unrealized depreciation would have to be overcome first before a capital gains-based incentive fee is payable.
Senior Securities
Information about our senior securities is shown in the following table as of the end of each of our last ten fiscal years. The annual information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of March 31, 2022 is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
7.125% Series A Cumulative Term Preferred Stock(5)
March 31, 2022	—	N/A	—	N/A
March 31, 2021	—	N/A	—	N/A
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	—	N/A	—	N/A
March 31, 2017	—	N/A	—	N/A
March 31, 2016	$40,000,000	$2,214	$25.00	$25.60
March 31, 2015	$40,000,000	$2,301	$25.00	$25.78
March 31, 2014	$40,000,000	$2,978	$25.00	$26.53
March 31, 2013	$40,000,000	$2,725	$25.00	$26.92
6.75% Series B Cumulative Term Preferred Stock(6)
March 31, 2022	—	N/A	—	N/A
March 31, 2021	—	N/A	—	N/A
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	$41,400,000	$2,373	$25.00	$25.20
March 31, 2017	$41,400,000	$2,356	$25.00	$26.00
March 31, 2016	$41,400,000	$2,214	$25.00	$24.43
March 31, 2015	$41,400,000	$2,301	$25.00	$25.38
6.50% Series C Cumulative Term Preferred Stock due 2022(7)
March 31, 2022	—	N/A	—	N/A
March 31, 2021	—	N/A	—	N/A
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	$40,250,000	$2,373	$25.00	$25.33
March 31, 2017	$40,250,000	$2,356	$25.00	$25.64
March 31, 2016	$40,250,000	$2,214	$25.00	$23.92
6.25% Series D Cumulative Term Preferred Stock due 2023(8)
March 31, 2022	—	N/A	—	N/A
March 31, 2021	—	N/A	—	N/A
March 31, 2020	$57,500,000	$2,938	$25.00	$20.46

March 31, 2019	$57,500,000	$3,091	$25.00	$25.38
March 31, 2018	$57,500,000	$2,373	$25.00	$25.22
March 31, 2017	$57,500,000	$2,356	$25.00	$25.43
6.375% Series E Cumulative Term Preferred Stock due 2025(9)
March 31, 2022	—	—	—	N/A
March 31, 2021	$94,371,325	$2,486	$25.00	$25.44
March 31, 2020	$74,750,000	$2,938	$25.00	$19.52
March 31, 2019	$74,750,000	$3,091	$25.00	$25.55
Revolving credit facilities
March 31, 2022	$—	$2,529	—	N/A
March 31, 2021	$22,400,000	$3,980	—	N/A
March 31, 2020	$49,200,000	$9,935	—	N/A
March 31, 2019	$53,000,000	$9,976	—	N/A
March 31, 2018	$107,000,000	$5,257	—	N/A
March 31, 2017	$69,700,000	$6,613	—	N/A
March 31, 2016	$95,000,000	$4,838	—	N/A
March 31, 2015	$118,800,000	$2,301	—	N/A
March 31, 2014	$61,250,000	$2,978	—	N/A
March 31, 2013	$31,000,000	$2,725	—	N/A
Short-term loan
March 31, 2022	—	N/A	—	N/A
March 31, 2021	—	N/A	—	N/A
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	—	N/A	—	N/A
March 31, 2017	—	N/A	—	N/A
March 31, 2016	—	N/A	—	N/A
March 31, 2015	—	N/A	—	N/A
March 31, 2014	—	N/A	—	N/A
March 31, 2013	$58,016,000	$2,725	—	N/A
2026 Notes(10)
March 31, 2022	$127,937,500	$2,529	$25.00	$25.13
March 31, 2021	$127,937,500	$3,980	$25.00	$25.85
2028 Notes(11)
March 31, 2022	$134,550,000	$2,529	$25.00	$25.07
Secured borrowings(12)
March 31, 2022	$5,095,785	$2,529	$—	N/A
March 31, 2021	$5,095,785	$3,980	—	N/A
March 31, 2020	$5,095,785	$9,935	—	N/A
March 31, 2019	$5,095,785	$9,976	—	N/A
March 31, 2018	$5,095,785	$5,257	—	N/A
March 31, 2017	$5,095,785	$6,613	—	N/A
March 31, 2016	$5,095,785	$4,838	—	N/A
March 31, 2015	$5,095,785	$2,301	—	N/A
March 31, 2014	$5,000,000	$2,978	—	N/A
March 31, 2013	$5,000,000	$2,725	—	N/A
(1)Total amount of each class of senior securities outstanding as of the dates presented.
(2)Asset coverage is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness (including interest payable and guaranties). Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.

(4)Only applicable to our Term Preferred Stock, our 2026 Notes, and our 2028 Notes because the other senior securities are not registered for public trading. Average market value per unit is the average of the closing price of the shares on Nasdaq during the last 10 trading days of the period.
(5)Our Series A Term Preferred Stock was issued in March 2012 and redeemed in September 2016.
(6)Our Series B Term Preferred Stock was issued in November 2014 and redeemed in August 2018.
(7)Our Series C Term Preferred Stock was issued in May 2015 and redeemed in August 2018.
(8)Our Series D Term Preferred Stock was issued in September 2016 and redeemed in March 2021.
(9)Our Series E Term Preferred Stock was issued in August 2018 and redeemed in August 2021.
(10)Our 2026 Notes were issued in March 2021.
(11)Our 2028 Notes were issued in August 2021.
(12)In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our secured second lien term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. Accounting Standards Codification Topic 860, “Transfers and Servicing” requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Consolidated Statements of Assets and Liabilities reflect the entire secured second lien term debt investment in Ginsey and a corresponding $5.1 million secured borrowing liability. The secured borrowing has a stated fixed interest rate of 7.0% and a maturity date of January 3, 2025.
ITEM 6.    RESERVED

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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally, in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $70 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2022, our investment portfolio was comprised of 76.3% in debt securities and 23.7% in equity securities, at cost.
We focus on investing in Lower Middle Market businesses in the U.S. that meet certain criteria, including: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the portfolio company, reasonable capitalization of the portfolio company, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the portfolio company, a public offering of the portfolio company’s stock or, to a lesser extent, by exercising our right to require the portfolio company to repurchase our warrants, though there can be no assurance that we will always have these rights. We invest in portfolio companies that need funds for management buyouts and/or growth capital to finance acquisitions, recapitalize or, to a lesser extent, refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises.
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

Business
Portfolio Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the year ended March 31, 2022, we invested in two new portfolio companies, exited three portfolio companies, merged two existing portfolio companies into a new portfolio company and dissolved one portfolio company. From our initial public offering in June 2005 through March 31, 2022, we invested in 55 companies, excluding investments in syndicated loans, for a total of approximately $1.5 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2022, we had unrecognized, contractual success fees of $50.5 million, or $1.52 per common share. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through March 31, 2022, we completed sales of 27 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $262.8 million in net realized gains and $36.4 million in other income upon exit, for a total increase to our net assets of $299.2 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 27 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 87.5% from March 2011 through March 31, 2022 and allowed us to declare and pay 15 supplemental distributions to common stockholders through March 31, 2022.
Capital Raising Efforts
We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to February 2024, and currently have a total commitment amount of $180.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2022, we issued our 2028 Notes for gross proceeds of $134.6 million. During the year ended March 31, 2021, we issued our 2026 Notes for gross proceeds of $127.9 million, and sold 155,560 shares of our common stock under our at-the-market program (the “Common Stock ATM Program”) for gross proceeds of approximately $1.8 million, and 784,853 shares of our Series E Term Preferred Stock under our preferred stock at-the-market program (the “Series E ATM Program”) for gross proceeds of approximately $19.3 million. Refer to “Liquidity and Capital Resources.”
Although we have been able to access the capital markets historically, market conditions, including the impact of COVID-19, may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On March 31, 2022, the closing market price of our common stock was $16.13 per share, representing a 20.1% premium to our NAV of $13.43 per share as of March 31, 2022. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then existing stockholders pursuant to a rights offering.
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
As of March 31, 2022, our asset coverage ratio on our senior securities representing indebtedness was 252.9%.
Investment Highlights
Investment Activity
During the fiscal year ended March 31, 2022, the following significant transactions occurred:
•In May 2021, we dissolved our investment in Channel Technologies Group, LLC (“CTG”) and recorded a realized loss of $1.8 million.
•In June 2021, we invested $10.0 million in a new portfolio company, Nocturne Villa Rentals, Inc. (“Nocturne”), through a combination of secured first lien debt and preferred equity. Nocturne, headquartered in Telluride, Colorado, is a luxury vacation rental manager.
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
•In July 2021, we invested an additional $5.9 million in the form of secured first lien debt in Nocturne to fund an add-on acquisition.
•In July 2021, we invested $24.3 million in a new portfolio company, Utah Pacific Bridge & Steel, Ltd. (“Utah Pacific”), through a combination of secured first lien debt and preferred equity. Utah Pacific, headquartered in Lindon, Utah, is a manufacturer of large steel components used in bridge replacement, rehabilitation, and construction.
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
•In October 2021, we invested an additional $10.5 million in Bassett Creek Services, Inc., in the form of secured first lien debt to fund an add-on acquisition.
•In December 2021, we invested an additional $19.0 million in the form of secured first lien debt in Nocturne to fund an add-on acquisition.
•In December 2021, we invested an additional $6.4 million in the form of secured first lien debt in Schylling, Inc. to fund an add-on acquisition.
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
•In January 2022, we invested $5.0 million in SBS Industries Holdings, Inc. ("SBS"), through a combination of secured second lien debt and preferred equity to fund an add-on acquisition. As part of the additional investment, SBS was renamed SFEG Holdings, Inc ("SFEG").
•In March 2022, we entered into a new $26.0 million secured first lien term loan with J.R. Hobbs, replacing our previously outstanding first lien term loan with a total cost basis of $36.0 million, which resulted in a realized loss of $10.0 million. The new term loan has a stated interest rate of LIBOR + 10.3% and matures October 1, 2024.
•In March 2022, we invested an additional $2.4 million in the form of secured first lien debt in J.R. Hobbs.
Recent Developments
Distributions and Dividends
In April 2022, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 22, 2022	April 29, 2022	$0.075
May 20, 2022	May 31, 2022	0.075
June 6, 2022	June 15, 2022	0.120	(A)
June 22, 2022	June 30, 2022	0.075
	Total for the Quarter:	$0.345
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
COVID-19 Impact
We continue to closely monitor and work with our portfolio companies to navigate the significant challenges created by the continuing COVID-19 pandemic, and remain focused on ensuring the safety of the Adviser’s and Administrator’s personnel and of the employees of our portfolio companies, while also managing our ongoing business activities. While we are closely monitoring all of our portfolio companies, our portfolio continues to be diverse from a geographic and industry perspective. Through proactive measures and continued diligence, the management teams of our portfolio companies have demonstrated their ability to respond effectively and efficiently to the challenges posed by COVID-19, including its variants, related orders imposed by state and local governments, including paused or reversed reopening orders, and operating challenges, including but not limited to, labor shortages, supply chain delays and increased material costs. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and continue our buyout strategy by deploying capital in new investment opportunities.

Impact of Inflation
We believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. During the fiscal year ended March 31, 2022, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, we do expect that the cumulative effect of these inflationary pressures may impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future. Refer to “Risk Factors — Risks Related to the Economy — We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.”

RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended March 31, 2022 to the Fiscal Year Ended March 31, 2021

	For the Fiscal Years Ended March 31,
	2022	2021	$ Change	% Change
INVESTMENT INCOME
Interest income	$59,649	$47,164	$12,485	26.5%
Dividend and success fee income	12,903	9,463	3,440	36.4%
Total investment income	72,552	56,627	15,925	28.1%

EXPENSES
Base management fee	14,113	12,115	1,998	16.5%
Loan servicing fee	7,178	7,082	96	1.4%
Incentive fee	26,360	8,778	17,582	200.3%
Administration fee	1,806	1,619	187	11.6%
Interest and dividend expense	15,384	13,114	2,270	17.3%
Amortization of deferred financing costs and discounts	1,803	1,750	53	3.0%
Other	4,593	4,262	331	7.8%
Expenses before credits from Adviser	71,237	48,720	22,517	46.2%
Credits to fees from Adviser	(13,675)	(10,031)	(3,644)	36.3%
Total expenses, net of credits to fees	57,562	38,689	18,873	48.8%
NET INVESTMENT INCOME	14,990	17,938	(2,948)	(16.4)%

REALIZED AND UNREALIZED GAIN (LOSS), NET OF TAXES
Net realized gain on investments	14,442	11,374	3,068	27.0%
Net realized loss on other	(1,998)	(782)	(1,216)	(155.5)%
Net unrealized appreciation of investments	74,882	13,924	60,958	437.8%
Net realized and unrealized gain, net of taxes on deemed distribution of long-term capital gains	87,326	24,516	62,810	256.2%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$102,316	$42,454	$59,862	141.0%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.45	$0.54	$(0.09)	(16.7)%
Net increase in net assets resulting from operations	$3.08	$1.28	$1.80	140.6%
Investment Income
Total investment income increased by 28.1% for the year ended March 31, 2022, as compared to the prior year. This increase was primarily due to an increase in interest income, as well as an increase in dividend and success fee income.
Interest income from our investments in debt securities increased 26.5% for the year ended March 31, 2022, as compared to the prior year. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.

The weighted-average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2022 was $442.8 million, compared to $398.1 million during the prior year. This increase was primarily due to the origination of $54.2 million of new debt investments, $85.9 million of follow-on debt investments to existing portfolio companies, and $79.5 million of loans placed back on accrual status, partially offset by the pay-off, restructuring, or write-off of $72.1 million of debt investments and $64.2 million of existing loans placed on non-accrual status after March 31, 2020, and their respective impact on the weighted-average principal balance when considering the timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 13.5% and 11.9% for the years ended March 31, 2022 and 2021, respectively. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. During the year ended March 31, 2022, we collected $7.3 million in past due interest from portfolio companies that were previously on non-accrual status, including $3.4 million from Horizon Facilities Services, Inc. (“Horizon”), $2.8 million from B+T Group Acquisition, Inc. (“B+T”), $1.0 million from SOG Speciality Knives & Tools, LLC and $0.1 million from PSI Molded Plastics, Inc. We had no collections of past due interest during the year ended March 31, 2021.
As of March 31, 2022, our loans to J.R. Hobbs, The Mountain Corporation (“The Mountain”), and SFEG were on non-accrual status, with an aggregate debt cost basis of $77.2 million. As of March 31, 2021, our loans to B+T, Horizon and The Mountain were on non-accrual status, with an aggregate debt cost basis of $61.1 million.
Dividend and success fee income for the year ended March 31, 2022 increased 36.4% from the prior year. During the year ended March 31, 2022, dividend and success fee income consisted of $10.3 million of success fee income and $2.6 million of dividend income. During the year ended March 31, 2021, dividend and success fee income consisted of $7.1 million of dividend income and $2.4 million of success fee income.
As of March 31, 2022 and 2021, no single investment represented greater than 10% of our total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 48.8% for the year ended March 31, 2022, as compared to the prior year, primarily due to an increase in the capital gains-based incentive fee, income-based incentive fee, interest and dividend expense, and base management fee, partially offset by an increase in credits to fees from Adviser.
In accordance with GAAP, we recorded a capital gains-based incentive fee of $18.3 million during the year ended March 31, 2022, compared to a capital gains-based incentive fee of $5.0 million during the year ended March 31, 2021. The capital gains-based incentive fee is a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased during the year ended March 31, 2022, as compared to the prior year, as the increase in pre-incentive fee net investment income more than offset the increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2022	2021
Average total assets subject to base management fee(A)	$705,650	$605,750
Multiplied by annual base management fee of 2.0%	2.0%	2.0%
Base management fee(B)	14,113	12,115
Credits to fees from Adviser - other(B)	(6,497)	(2,949)
Net base management fee	$7,616	$9,166

Loan servicing fee(B)	$7,178	$7,082
Credits to base management fee - loan servicing fee(B)	(7,178)	(7,082)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$8,074	$3,746
Incentive fee – capital gains-based(C)	18,286	5,032
Total incentive fee(B)	26,360	8,778
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$26,360	$8,778
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
(B)Reflected as a line item on our accompanying Consolidated Statement of Operations.
(C)The capital gains-based incentive fees are recorded in accordance with GAAP and do not necessarily reflect amounts contractually due under the terms of the Advisory Agreement.
Interest and dividend expense increased 17.3% during the year ended March 31, 2022, as compared to the prior year, primarily due to the issuance of the 2028 Notes in August 2021 as well as the 2026 Notes issued in March 2021, partially offset by a lower weighted-average balance outstanding on the Credit Facility and the redemption of the Series E Term Preferred Stock in the current year. The weighted-average balance outstanding on the Credit Facility during the year ended March 31, 2022 was $18.1 million, as compared to $82.6 million in the prior year. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the year ended March 31, 2022 was 12.5%, as compared to 4.3% in the prior year. This increase in the effective interest rate on the Credit Facility was primarily a result of the increase in unused commitment fee on the undrawn portion of the Credit Facility.
Other expenses increased 7.8% during the year ended March 31, 2022, as compared to the prior year, primarily due to an increase in bad debt expense and tax expense, partially offset by a decrease in professional expenses and shareholder expenses.

Realized and Unrealized Gain (Loss), net of Taxes
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the years ended March 31, 2022 and 2021 were as follows:

	Year Ended March 31, 2022
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Brunswick Bowling Products, Inc.	$—	$20,470	$—	$20,470
Bassett Creek Serivces, Inc.	—	17,994	—	17,994
Old World Christmas, Inc.	—	17,594	—	17,594
B+T Group Acquisition, Inc.	—	16,885	—	16,885
Horizon Facilities Services, Inc.	—	14,144	—	14,144
Schylling, Inc.	—	9,883	—	9,883
SOG Specialty Knives & Tools, LLC	—	8,197	—	8,197
Educators Resource, Inc.	—	8,058	—	8,058
ImageWorks Display and Marketing Group, Inc.	—	6,586	—	6,586
Counsel Press, Inc.	—	4,027	—	4,027
PSI Molded Plastics, Inc.	—	3,633	—	3,633
Nocturne Villa Rentals, Inc.	—	3,623	—	3,623
Head Country, Inc.	3,627	—	(2,469)	1,158
Channel Technologies Group, LLC	(1,841)	—	1,841	—
The Maids International, LLC	—	(881)	—	(881)
The Mountain Corporation	—	(1,045)	—	(1,045)
Mason West, LLC	—	(2,221)	—	(2,221)
Pioneer Square Brands, Inc.	21,939	(1,245)	(25,425)	(4,731)
Ginsey Home Solutions, Inc.	—	(5,287)	—	(5,287)
SFEG Holdings, Inc.(A)	—	(5,376)	—	(5,376)
Galaxy Technologies Holdings, Inc. (B)	—	(9,587)	—	(9,587)
J.R. Hobbs Co. - Atlanta, LLC	(10,000)	(4,709)	800	(13,909)
Other, net (<$1.0 million, net )	717	(661)	53	109
Total	$14,442	$100,082	$(25,200)	$89,324
(A)In January 2022, SBS Industries Holdings, Inc. was renamed SFEG Holdings, Inc.
(B)In conjunction with the September 2021 merger of Danco and Galaxy into the newly formed Galaxy Technologies Holdings, total unrealized depreciation for the year ended March 31, 2022 includes the net unrealized appreciation (depreciation) for Danco and Galaxy prior to the merger.

	Year Ended March 31, 2021
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Pioneer Square Brands, Inc.	$—	$26,410	$—	$26,410
Old World Christmas, Inc.	3,544	6,840	—	10,384
SOG Specialty Knives & Tools, LLC	—	6,364	—	6,364
Educators Resource, Inc.	—	5,631	—	5,631
Frontier Packaging, Inc.	14,321	2,534	(11,869)	4,986
Schylling, Inc.	—	3,604	—	3,604
Head Country, Inc.	—	2,974	—	2,974
Ginsey Home Solutions, Inc.	—	2,131	—	2,131
Diligent Delivery Systems	—	1,877	—	1,877
ImageWorks Display and Marketing Group, Inc.	—	1,554	—	1,554
Horizon Facilities Services, Inc.	—	963	—	963
Cambridge Sound Management, Inc.	739	—	—	739
Alloy Die Casting Co.	576	—	—	576
Mason West, LLC	—	(1,432)	—	(1,432)
Galaxy Tool Holding Corporation	—	(1,528)	—	(1,528)
PSI Molded Plastics, Inc.	—	(1,752)	—	(1,752)
The Maids International, LLC	—	(1,779)	—	(1,779)
The Mountain Corporation	—	(1,986)	—	(1,986)
Nth Degree Investment Group, LLC	113	(3,649)	—	(3,536)
D.P.M.S., Inc.	—	(5,045)	—	(5,045)
SBS Industries Holdings, Inc. (A)	(8,470)	2,463	—	(6,007)
Brunswick Bowling Products, Inc.	—	(20,542)	—	(20,542)
Other, net (<$1.0 million, net )	551	172	(11)	712
Total	$11,374	$25,804	$(11,880)	$25,298
(A)In January 2022, SBS Industries Holdings, Inc. was renamed SFEG Holdings, Inc.

Net Realized Gain (Loss) on Investments
During the year ended March 31, 2022, we recorded net realized gains on investments of $14.4 million, primarily due to a $21.9 million realized gain from the exit of Pioneer, a $3.6 million realized gain from the exit of Head Country and $0.7 million realized gains related to prior period exits, partially offset by a $10.0 million realized loss recognized on the restructuring of the first lien term loan to J.R. Hobbs and a $1.8 million realized loss from the dissolution of CTG. During the year ended March 31, 2021, we recorded net realized gains on investments of $11.4 million, primarily related to a $14.3 million realized gain from the exit of Frontier, a $3.5 million realized gain from the recapitalization of Old World, and gains from previous exits, partially offset by an $8.5 million realized loss related to the partial write-off of a debt investment in SBS Industries.
Net Unrealized Appreciation (Depreciation) of Investments
Net unrealized appreciation of investments of $74.9 million for the year ended March 31, 2022 was primarily due to increased performance of certain of our portfolio companies, driven partially by the reversal of the impact of COVID-19 on certain of our portfolio companies and the markets in which they operate, increased comparable multiples used to estimate the fair value of certain of our portfolio companies and the reversal of previously recorded unrealized depreciation of our investments in CTG upon its dissolution. These amounts were partially offset by the reversal of previously recorded unrealized appreciation of our investment in Pioneer and Head Country upon exit and the decreased performance of certain of our portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19, and its variants, has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, operating challenges, including but not limited to, labor shortages, supply chain delays, increased material costs and demand for their products, and general economic outlook, or the reversal of such impact towards pre-COVID-19 levels.

Net unrealized appreciation of investments of $13.9 million for the year ended March 31, 2021 was primarily due to increased performance of certain of our portfolio companies and an increase in comparable multiples used to estimate the fair value of a majority of our portfolio companies, partially offset by the reversal of previously recorded unrealized appreciation upon the exit of Frontier and a decrease in performance of certain of our other portfolio companies. The decrease in the performance of a limited number of our portfolio companies was driven by the continued impact COVID-19, and its variants, has had or is expected to have on those portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, shutdowns, demand for products, and general economic outlook.
Across our entire investment portfolio, we recorded $70.3 million of net unrealized appreciation on our equity investments and $4.6 million of net unrealized appreciation on our debt investments for the year ended March 31, 2022. At March 31, 2022, the fair value of our investment portfolio was more than our cost basis by $45.1 million, compared to March 31, 2021, when the fair value of our investment portfolio was less than our cost basis by $29.7 million. This resulted in net unrealized appreciation of $74.9 million for the year ended March 31, 2022. Our entire portfolio was fair valued at 106.7% of cost as of March 31, 2022.
Net Realized Gain (Loss) on Other
During the year ended March 31, 2022, we recorded a net realized loss on other of $2.0 million which primarily related to unamortized deferred issuance costs written off upon the redemption of our Series E Term Preferred Stock in August 2021. During the year ended March 31, 2021, we recorded a net realized loss on other of $0.8 million which primarily related to unamortized deferred issuance costs written off upon the redemption of our Series D Term Preferred Stock in March 2021.
The comparison of the fiscal year ended March 31, 2021 to the fiscal year ended March 31, 2020 can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 located within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash inflows from operating activities are primarily generated from cash collections of interest and other income from our portfolio companies, as well as from cash proceeds received from repayments of debt investments and from sales of equity investments. These cash collections are principally used to fund new investments, pay distributions to our common stockholders, make interest payments on our Credit Facility, 2026 Notes and 2028 Notes, pay management and incentive fees to the Adviser and other operating expenses. We may also use cash inflows from operating activities to repay outstanding borrowings under the Credit Facility.
Net cash provided by operating activities for the year ended March 31, 2022 was $36.6 million, as compared to net cash used in operating activities of $29.7 million for the year ended March 31, 2021. This change was primarily due to increases in principal repayments of investments and net proceeds from the sale of investments and a decline in purchase of new investments. Purchases of investments totaled $92.7 million during the year ended March 31, 2022, compared to $95.3 million during the year ended March 31, 2021. Repayments and net proceeds from the sale of investments totaled $101.4 million during the year ended March 31, 2022, compared to $51.8 million during the year ended March 31, 2021.
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
As of March 31, 2022, we had equity investments in, or loans to, 26 companies with an aggregate cost basis of $669.2 million. As of March 31, 2021, we had equity investments in, or loans to, 28 companies with an aggregate cost basis of

$663.6 million. The following table summarizes our total portfolio investment activity for the years ended March 31, 2022 and 2021:

	Years Ended March 31,
	2022	2021
Beginning investment portfolio, at fair value	$633,829	$565,924
New investments	34,200	46,902
Disbursements to existing portfolio companies	58,538	48,370
Unscheduled principal repayments	(51,398)	(20,734)
Net proceeds from sales of investments	(49,419)	(29,689)
Net realized gain on investments	13,746	9,114
Net unrealized appreciation (depreciation) of investments	100,083	25,805
Reversal of net unrealized appreciation of investments	(25,201)	(11,881)
Amortization of premiums, discounts, and acquisition costs, net	18	18
Ending investment portfolio, at fair value	$714,396	$633,829
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2022:

Amount
For the fiscal years ending March 31:
2023	$92,888
2024	97,418
2025	169,334
2026	78,231
2027	71,245
Thereafter	1,500
Total contractual repayments	$510,616
Adjustments to cost basis of debt investments	(12)
Investments in equity securities	158,644
Total cost basis of investments held as of March 31, 2022:	$669,248
Financing Activities
Net cash used in financing activities for the year ended March 31, 2022 was $24.5 million, which consisted primarily of the redemption of our Series E Term Preferred Stock of $94.4 million, $38.9 million in distributions to common stockholders, $22.4 million of net repayments on our Credit Facility, and $3.4 million of deferred financing and offering costs, partially offset by $134.6 million in gross proceeds from the issuance of our 2028 Notes.
Net cash provided by financing activities for the year ended March 31, 2021 was $28.1 million, which consisted primarily of the $127.9 million in gross proceeds from the issuance of our 2026 Notes, $19.3 million of gross proceeds from the issuance of mandatorily redeemable preferred stock under the Series E ATM program, and $1.7 million of net proceeds from the issuance of common stock under the Common Stock ATM Program, partially offset by the redemption of our Series D Term Preferred Stock of $57.5 million, $30.9 million in distributions to common stockholders, $26.8 million of net repayments on our Credit Facility, and $5.7 million of deferred financing and offering costs.
Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.07 per common share for each of the six months from April 2021 through September 2021, monthly cash distributions of $0.075 per common share for each of the six months from October 2021 through March 2022, and supplemental distributions of $0.06, $0.03, $0.09, and $0.12 per common share in June 2021, September 2021, December 2021 and February 2022, respectively. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in April 2022.
For each of the fiscal years ended March 31, 2022 and 2021, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.9 million and $16.1 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for each of the fiscal years ended March 31, 2022 and 2021, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $15.7 million and $8.5 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2022, we recorded $2.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Underdistributed net investment income and increased Accumulated net realized gain in excess of distributions. For the year ended March 31, 2021, we recorded $2.0 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income.
Preferred Stock Dividends
Our Board of Directors declared and we paid monthly cash dividends of $0.1328125 per share to holders of our Series E Term Preferred Stock per month from April 2021 through July 2021 and $0.07968750 per share of our Series E Term Preferred Stock for the period from August 1, 2021 up to, but excluding, the redemption date of August 19, 2021. In accordance with GAAP, we treated these monthly dividends as an operating expense.
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
Equity
Common Stock
In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each, a “Common Stock ATM Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the Common Stock Sales Agents, up to an aggregate offering price of $35.0 million in the Common Stock ATM Program. On August 11, 2021, we terminated the equity distribution agreements with each of the Common Stock ATM Sales Agents.

We did not sell any shares of our common stock under the Common Stock ATM Program during the year ended March 31, 2022. During the year ended March 31, 2021, we sold 155,560 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On March 31, 2022, the closing market price of our common stock was $16.13 per share, representing a 20.1% premium to our NAV of $13.43 per share as of March 31, 2022.
Term Preferred Stock
In August 2018, we completed a public offering of 2,990,000 shares of our Series E Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $74.8 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $72.1 million. Total underwriting discounts and offering costs related to this offering were $2.7 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and were amortized over the period ending August 31, 2025, the mandatory redemption date, prior to redemption in August 2021. Prior to actual redemption in August 2021, the Series E Term Preferred Stock provided for a fixed dividend equal to 6.375% per year, payable monthly.
In May 2020, we entered into sales agreements with Wedbush Securities, Inc. and Virtu Americas LLC (each a “Series E ATM Sales Agent”), under which we had the ability to issue and sell shares of our Series E Term Preferred Stock, from time to time, through the Series E ATM Sales Agents, up to $50.0 million aggregate liquidation preference in the Series E ATM Program. On August 10, 2021, we terminated our sales agreements with each of the Series E ATM Sales Agents.
We did not sell any shares of our Series E Term Preferred Stock under the Series E ATM Program during the year ended March 31, 2022. During the year ended March 31, 2021, we sold 784,853 shares of our Series E Term Preferred Stock under the Series E ATM Program with an aggregate liquidation preference of $19.6 million. The weighted-average gross price per share net of discounts was $24.56 and resulted in gross proceeds of approximately $19.3 million. After deducting commissions and offering costs borne by us, net proceeds totaled approximately $19.1 million.
In March 2021, we used a portion of the proceeds from the issuance of our 2026 Notes, to voluntarily redeem all outstanding shares of our Series D Term Preferred Stock, which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption, we incurred a loss on extinguishment of debt of $0.8 million, which was recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption. Prior to redemption in March 2021, the Series D Term Preferred Stock provided for a fixed dividend equal to 6.25% per year, payable monthly.

In August 2021, we used a portion of the proceeds from the issuance of our 2028 Notes to voluntarily redeem all outstanding shares of our Series E Term Preferred Stock, which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption, we incurred a loss on extinguishment of debt of $2.0 million, which was recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.
Revolving Line of Credit
On March 8, 2021, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 6 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of March 31, 2022, the Credit Facility provided a one-year extension option that may be exercised on or before the second anniversary of March 8, 2021, subject to approval by all lenders. Additionally, as part of this amendment, the COVID-19 Relief Period (described below) was extended to September 30, 2021. We incurred fees of approximately $1.0 million in connection with this amendment.
On August 10, 2020, we, through Business Investment, entered into Amendment No. 5 to the Credit Facility. Among other things, Amendment No. 5 amended the Credit Facility to (i) add LIBOR replacement language; (ii) implement a 0.5% LIBOR floor; (iii) reduce the facility size from $200.0 million to $180.0 million, which may be expanded to $300.0 million through additional commitments; and (iv) provide certain other changes to existing terms and covenants.In addition, Amendment No. 5 provided for certain temporary changes during the COVID-19 Relief Period (initially August 10, 2020 until March 31, 2021) including: (i) amending the definition of “Effective Advance Rate,” provided that during such period the overall effective advance rate does not exceed 55%; and (ii) removing or changing certain “Excess Concentration Limits” (as defined in the Credit Facility).
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
Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guarantee that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $286.3 million as of March 31, 2022, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2022, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $701.2 million, asset coverage on our senior securities representing indebtedness of 252.9%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2022, we had availability, after adjustments for various constraints based on collateral quality, of $180.0 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.
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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2022 and 2021, we had unrecognized, contractual off-balance sheet success fee receivables of $50.5 million and $46.2 million (or approximately $1.52 and $1.39 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
CONTRACTUAL OBLIGATIONS
We have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of March 31, 2022 to be immaterial.

In February 2022, we extended a guaranty on behalf of one of our portfolio companies, J.R. Hobbs, whereby we have guaranteed 50% of their obligations with another lender, with a maximum amount of $9.3 million. In addition, as of March 31, 2022, we also have a guaranty on behalf of our portfolio company Country Club Enterprises, LLC, whereby we have guaranteed $1.0 million of obligations. As of March 31, 2022, we have not been required to make payments on these or any previous guaranties, and we consider the credit risks to be remote and the fair value of these guaranties to be immaterial.
The following table shows our contractual obligations as of March 31, 2022, at cost/liquidation preference:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$—	$—	$—	$—	$—
Notes payable	262,488	—	—	127,938	134,550
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	79,437	15,143	30,205	20,079	14,010
Total	$347,021	$15,143	$35,301	$148,017	$148,560
(A)Excludes unused line of credit and delayed draw term loan commitments and guaranties to our portfolio companies in the aggregate principal amount of $14.5 million.
(B)Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on the Credit Facility, 2026 Notes, 2028 Notes, and secured borrowing, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2022.
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
The following table reflects risk ratings for all loans in our portfolio as of March 31, 2022 and 2021:

	As of March 31,
Rating	2022	2021
Highest	9.0	9.0
Average	6.5	6.2
Weighted-average	7.0	6.6
Lowest	3.0	4.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2022 and 2021.
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
The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rates at which we borrow funds, such as under the Credit Facility (which is variable), our 2026 Notes and 2028 Notes (which are fixed), and the rates at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities.

We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and approximately up to 10% at fixed rates. As of March 31, 2022 and 2021, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

	As of March 31,
Rates:	2022	2021
Variable rates with a floor	100.0%	97.7%
Fixed rates	—%	2.3%
Total	100.0%	100.0%
We had no outstanding borrowings under the Credit Facility as of March 31, 2022 and $22.4 million as of March 31, 2021. Our 2026 Notes had an outstanding principal balance of $127.9 million as of March 31, 2022 and 2021. Our 2028 Notes had an outstanding principal balance of $134.6 million as of March 31, 2022. Our then existing mandatorily redeemable preferred stock had an outstanding aggregate liquidation preference of $94.4 million as of March 31, 2021.
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
To illustrate the potential impact of changes in interest rates, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2022 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change(A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$6,341	$—	$6,341
Up 200 basis points	$2,254	$—	$2,254
Up 100 basis points	$126	$—	$126
Down 45 basis points	$—	$—	$—
(A)As of March 31, 2022, our effective average LIBOR was 0.45%; therefore, the largest decrease in basis points that could occur was 45 basis points. As this decrease is below the LIBOR floors of our loan portfolio and our Credit Facility as of March 31, 2022, such decrease would not impact the categories listed above.
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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2022.
May 11, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Investment Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Investment Corporation and its subsidiaries (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended March 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) as of March 31, 2022 and 2021 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of March 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended March 31, 2019, 2018, 2017, 2016, 2015, 2014, and 2013 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the ten years in the period ended March 31, 2022, appearing on pages 48-50 under Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.
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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of March 31, 2022 and 2021 by correspondence with the custodian, portfolio company investees, and an escrow agent; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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

Valuation of Level 3 Investments

As described in Notes 2 and 3 to the consolidated financial statements, the Company held $714.3 million of total level 3 investments at fair value as of March 31, 2022. Management uses significant unobservable inputs in estimating the fair value of its level 3 investments, including (i) with respect to investments valued using a total enterprise value, portfolio company earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, revenue and revenue multiples, or a discounted cash flow analysis using estimated risk-adjusted discount rates; (ii) with respect to investments valued using a yield analysis, a modified discount rate; and (iii) with respect to investments valued using market quotations for which a limited market exists, the lower indicative bid price in the bid-to-ask price range.

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
Washington, D.C.
May 11, 2022
We have served as the Company’s auditor since 2005.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2022	2021
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $388,773 and $297,400, respectively)	$442,124	$298,222
Affiliate investments (Cost of $279,855 and $341,651, respectively)	271,559	307,977
Control investments (Cost of $620 and $24,512, respectively)	713	27,630
Cash and cash equivalents	14,190	2,062
Restricted cash and cash equivalents	305	336
Interest receivable	3,042	3,369
Due from administrative agent	6,406	1,164
Deferred financing costs, net	895	1,359
Other assets, net	1,178	1,612
TOTAL ASSETS	$740,412	$643,731

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $0 and $22,400, respectively)	$—	$22,400
Notes payable, net	256,252	123,883
Secured borrowing	5,096	5,096
Total borrowings	261,348	151,379
Mandatorily redeemable preferred stock, $0.001 par value per share, $25.00 liquidation preference per share; 0 and 5,990,000 shares authorized; 0 and 3,774,853 shares issued and outstanding, respectively, net	—	92,209
Accounts payable and accrued expenses	799	563
Interest payable	2,190	591
Fees due to Adviser(A)	29,288	15,664
Fee due to Administrator(A)	627	577
Other liabilities	330	384
TOTAL LIABILITIES	294,582	261,367
Commitments and contingencies(B)
NET ASSETS	$445,830	$382,364

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 33,205,023 and 33,205,023 shares issued and outstanding, respectively	$33	$33
Capital in excess of par value	397,948	400,796
Cumulative net unrealized appreciation (depreciation) of investments	45,148	(29,734)
(Overdistributed) underdistributed net investment income	(12,995)	2,592
Accumulated net realized gain in excess of distributions	15,696	8,677
Total distributable earnings	47,849	(18,465)
TOTAL NET ASSETS	$445,830	$382,364

NET ASSET VALUE PER SHARE	$13.43	$11.52
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2022	2021	2020
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$34,531	$26,031	$26,744
Affiliate investments	24,617	20,208	21,894
Control investments	500	920	848
Cash and cash equivalents	1	5	68
Total interest income	59,649	47,164	49,554
Dividend income:
Non-Control/Non-Affiliate investments	6	910	6,351
Affiliate investments	2,589	6,165	3,080
Total dividend income	2,595	7,075	9,431
Success fee income:
Non-Control/Non-Affiliate investments	2,647	871	818
Affiliate investments	7,661	1,517	2,121
Total success fee income	10,308	2,388	2,939
Total investment income	72,552	56,627	61,924

EXPENSES
Base management fee(A)	14,113	12,115	12,145
Loan servicing fee(A)	7,178	7,082	6,859
Incentive fee(A)	26,360	8,778	(2,380)
Administration fee(A)	1,806	1,619	1,476
Interest expense on borrowings	13,078	4,440	3,958
Dividends on mandatorily redeemable preferred stock	2,306	8,674	8,359
Amortization of deferred financing costs and discounts	1,803	1,750	1,492
Professional fees	1,431	1,935	1,881
Other general and administrative expenses	3,162	2,327	3,067
Expenses before credits from Adviser	71,237	48,720	36,857
Credits to base management fee – loan servicing fee(A)	(7,178)	(7,082)	(6,859)
Credits to fees from Adviser - other(A)	(6,497)	(2,949)	(4,436)
Total expenses, net of credits to fees	57,562	38,689	25,562
NET INVESTMENT INCOME	$14,990	$17,938	$36,362

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$256	$6,401	$36,991
Affiliate investments	14,186	4,973	7,812
Other	(1,998)	(782)	—
Total net realized gain	12,444	10,592	44,803
Taxes on deemed distribution of long-term capital gains	—	—	(10,260)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	52,529	(14,718)	(44,208)
Affiliate investments	25,378	30,170	(46,781)
Control investments	(3,025)	(1,528)	12,850
Total net unrealized appreciation (depreciation)	74,882	13,924	(78,139)
Net realized and unrealized gain (loss), net of taxes on deemed distribution of long-term capital gains	87,326	24,516	(43,596)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$102,316	$42,454	$(7,234)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.45	$0.54	$1.11
Net increase (decrease) in net assets resulting from operations	$3.08	$1.28	$(0.22)

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,205,023	33,176,760	32,865,840
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)

	Year Ended March 31,
	2022	2021	2020
NET ASSETS, BEGINNING OF YEAR	$382,364	$369,031	$407,110

OPERATIONS
Net investment income	$14,990	$17,938	$36,362
Net realized gain on investments	14,442	11,374	44,803
Taxes on deemed distributions of long-term capital gains	—	—	(10,260)
Net realized loss on other	(1,998)	(782)	—
Net unrealized appreciation (depreciation) of investments	74,882	13,924	(78,139)
Net increase (decrease) in net assets from operations	102,316	42,454	(7,234)

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.91, $0.83, and $0.75 per share, respectively)	(30,244)	(27,407)	(24,790)
Distributions to common stockholders from realized gains ($0.26, $0.10, and $0.28 per share, respectively)	(8,606)	(3,451)	(9,130)
Net decrease in net assets from distributions	(38,850)	(30,858)	(33,920)

CAPITAL ACTIVITY
Issuance of common stock	—	1,772	3,131
Discounts, commissions, and offering costs for issuance of common stock	—	(35)	(56)
Net increase in net assets from capital activity	—	1,737	3,075
TOTAL INCREASE (DECREASE) IN NET ASSETS	63,466	13,333	(38,079)
NET ASSETS, END OF YEAR(A)	$445,830	$382,364	$369,031
(A)Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended March 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$102,316	$42,454	$(7,234)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(92,738)	(95,272)	(145,449)
Principal repayments of investments	51,398	20,734	79,997
Net proceeds from the sale of investments	50,018	31,047	89,943
Net realized gain on investments	(14,442)	(11,374)	(44,803)
Net realized loss on other	1,998	782	—
Net unrealized (appreciation) depreciation of investments	(74,882)	(13,924)	78,139
Amortization of premiums, discounts, and acquisition costs, net	(18)	(18)	(18)
Amortization of deferred financing costs and discounts	1,803	1,750	1,492
Bad debt expense, net of recoveries	792	88	433
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(131)	16	(621)
(Increase) decrease in due from administrative agent	(5,242)	(393)	514
Decrease (increase) in other assets, net	209	(19)	—
Increase (decrease) in accounts payable and accrued expenses	236	(521)	376
Increase (decrease) in interest payable	1,599	453	(46)
Increase (decrease) in fees due to Adviser(A)	13,588	8,442	(17,546)
Increase (decrease) in fee due to Administrator(A)	50	(5)	238
Increase (decrease) in other liabilities	45	(13,972)	(106)
Net cash provided by (used in) by operating activities	36,599	(29,732)	35,309

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1,772	3,131
Discounts, commissions, and offering costs for issuance of common stock	—	(31)	(56)
Proceeds from line of credit	111,700	125,900	188,300
Repayments on line of credit	(134,100)	(152,700)	(192,100)
Proceeds from issuance of notes payable	134,550	127,938	—
Proceeds from issuance of mandatorily redeemable preferred stock	—	19,276	—
Redemption of mandatorily redeemable preferred stock	(94,371)	(57,500)	—
Deferred financing and offering costs	(3,431)	(5,727)	(209)
Distributions paid to common stockholders	(38,850)	(30,858)	(33,920)
Net cash (used in) provided by financing activities	(24,502)	28,070	(34,854)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	12,097	(1,662)	455
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	2,398	4,060	3,605

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$14,495	$2,398	$4,060

CASH PAID FOR INTEREST	$9,837	$3,169	$2,362
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

Supplemental disclosures of non-cash operating activities:
•In March 2022, we restructured our existing first lien term loan to J.R. Hobbs with a total cost basis of $36.0 million into a new $26.0 million first lien term loan, which resulted in a realized loss of $10.0 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 99.2%
Secured First Lien Debt – 52.4%
Diversified/Conglomerate Manufacturing – 1.1%
Phoenix Door Systems, Inc – Line of Credit, $150 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2024)(J)	$2,000	$2,000	$1,920
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(J)	3,200	3,200	3,072
		5,200	4,992
Diversified/Conglomerate Services – 28.8%
Bassett Creek Services, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(K)	48,000	48,000	48,000
Counsel Press, Inc. – Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(K)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(K)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(K)	27,700	27,700	27,700
Mason West, LLC – Term Debt (L+10.0%, 12.5% Cash, Due 7/2025)(K)	25,250	25,250	25,250
		128,450	128,450
Healthcare, Education, and Childcare – 4.5%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023) (K)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.5%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023) (K)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023) (K)	6,850	6,850	6,850
		24,550	24,550
Hotels, Motels, Inns, and Gaming Total – 6.2%
Nocturne Villa Rentals, Inc. – Line of Credit, $2,000 available (L+8.0%, 10.0% Cash, Due 6/2023)(K)	—	—	—
Nocturne Villa Rentals, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 6/2026)(K)	27,700	27,700	27,700
		27,700	27,700
Leisure, Amusement, Motion Pictures, and Entertainment – 6.3%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 5/2025)(K)	27,981	27,981	27,981

Total Secured First Lien Debt		$233,881	$233,673

Secured Second Lien Debt – 15.0%
Aerospace and Defense – 5.7%
Galaxy Technologies Holdings, Inc. – Term Debt (L+4.1%, 7.1% Cash, Due 10/2026)(K)	$6,500	$6,500	$6,500
Galaxy Technologies Holdings, Inc. – Term Debt (L+7.0%, 10.0% Cash, Due 10/2026)(K)	18,796	18,796	18,796
		25,296	25,296
Automobile – 0.3%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 7/2027)(J)	1,500	1,500	1,498
Country Club Enterprises, LLC - Guaranty ($1,000) (Q)	—	—	—
		1,500	1,498

Cargo Transport – 2.9%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(J)	13,000	12,987	13,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.0%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2025)(H)(K)	13,300	13,300	13,300

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.1%
SFEG Holdings, Inc. – Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(G)(J)	3,128	3,128	2,909
SFEG Holdings, Inc. – Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(G)(J)	11,736	11,736	10,914
		14,864	13,823

Total Secured Second Lien Debt		$67,947	$66,917

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

Preferred Equity – 31.4%
Diversified/Conglomerate Services – 15.2%
Bassett Creek Services, Inc. – Preferred Stock(C)(K)	4,900	$4,900	$17,150
Counsel Press, Inc. – Preferred Stock(C)(K)	6,995	6,995	25,374
Horizon Facilities Services, Inc. – Preferred Stock(C)(K)	10,080	10,080	17,807
Mason West, LLC – Preferred Stock(C)(K)	11,206	11,206	7,553
		33,181	67,884
Healthcare, Education, and Childcare – 4.3%
Educators Resource, Inc. – Preferred Stock(C)(K)	8,560	8,560	19,252

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.6%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(K)	6,653	6,653	21,485
Ginsey Home Solutions, Inc. – Preferred Stock(C)(K)	19,280	9,583	3,263
		16,236	24,748
Hotels, Motels, Inns, and Gaming Total – 2.3%
Nocturne Villa Rentals, Inc. – Preferred Stock (C)(K)	6,600	6,600	10,223

Leisure, Amusement, Motion Pictures, and Entertainment – 4.0%
Schylling, Inc. – Preferred Stock(C)(K)	4,000	4,000	17,820

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SFEG Holdings, Inc. – Preferred Stock(C)(K)	29,577	4,643	—

Total Preferred Equity		$73,220	$139,927

Common Equity/Equivalents – 0.4%
Aerospace and Defense – 0.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(K)	16,957	$11,513	$—

Cargo Transport – 0.4%
Diligent Delivery Systems – Common Stock Warrants(C)(K)	8%	500	1,533

Diversified/Conglomerate Manufacturing– 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(K)	3,195	1,452	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(K)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SFEG Holdings, Inc. – Common Stock(C)(K)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(L) – Common Units(C)(P)	6,290	30	74

Total Common Equity/Equivalents		$13,725	$1,607

Total Non-Control/Non-Affiliate Investments		$388,773	$442,124

AFFILIATE INVESTMENTS(N) – 60.8%
Secured First Lien Debt – 42.9%
Chemicals, Plastics, and Rubber – 6.0%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 7.0% Cash, Due 1/2024)(K)	$26,618	$26,618	$26,618

Diversified/Conglomerate Manufacturing – 2.0%
Edge Adhesives Holdings, Inc.(L) – Term Debt (L+5.5%, 7.5% Cash, Due 8/2024)(J)	9,210	9,210	9,072

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

Diversified/Conglomerate Services – 20.5%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(K)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (L+6.0%, 8.0% Cash, Due 10/2024) (G)(K)	16,500	16,500	15,023
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024) (G)(K)	26,000	26,000	23,672
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+6.0%, 8.0% Cash, Due 3/2023) (G)(K)	2,438	2,438	2,219
J.R. Hobbs Co. - Atlanta, LLC - Guaranty ($9,250)(Q)	—	—	—
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(K)	28,560	28,560	28,560
		95,498	91,474
Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.6%
Old World Christmas, Inc. – Secured First Lien Term Loan (L+9.5%, 11.0% Cash, Due 12/2025)(K)	25,000	25,000	25,000

Mining, Steel, Iron and Non-Precious Metals Total – 4.1%
Utah Pacific Bridge & Steel, Ltd., $2,000 available (L+8.5%, 10.0% Cash, Due 7/2022)(K)	—	—	—
Utah Pacific Bridge & Steel, Ltd. (L+10.0%, 11.5% Cash, Due 7/2026)(K)	18,250	18,250	18,250
		18,250	18,250
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.0%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 5/2022)(G)(K)	3,400	3,400	3,400
The Mountain Corporation – Line of Credit, $100 available (L+5.0%, 9.0% Cash, Due 5/2023)(G)(K)	800	800	800
		4,200	4,200
Telecommunications – 3.7%
B+T Group Acquisition, Inc.(L) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2024)(K)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(L) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2024)(K)	14,000	14,000	14,000
		16,800	16,800

Total Secured First Lien Debt		$195,576	$191,414

Secured Second Lien Debt – 0.2%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(K)	$11,700	$11,700	$923
The Mountain Corporation – Delayed Draw Term Debt, $0 available (L+4.0%, 7.0% Cash, Due 4/2024)(G)(K)	1,500	1,500	118
		$13,200	1,041

Total Secured Second Lien Debt		$13,200	$1,041

Preferred Equity – 17.4%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(K)	158,598	$19,730	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(L) – Preferred Stock(C)(K)	8,199	8,199	—

Diversified/Conglomerate Services – 4.3%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(K)	67,490	6,749	16,405
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(K)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(K)	6,640	6,640	2,679
		24,309	19,084

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.5%
Old World Christmas, Inc. – Preferred Stock(C)(K)	6,180	—	37,842

Mining, Steel, Iron and Non-Precious Metals –1.3%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock(C)(K)	6,000	6,000	6,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock(C)(K)	6,899	6,899	—

Telecommunications – 3.3%
B+T Group Acquisition, Inc.(L) – Preferred Stock(C)(K)	14,304	4,722	14,746

Total Preferred Equity		$69,859	$77,672

Common Equity/Equivalents – 0.3%
Diversified/Conglomerate Services – 0.1%
Nth Degree Investment Group, LLC – Common Stock(C)(K)	14,360,000	$1,219	$511

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(K)	751	1	—

Telecommunications – 0.2%
B+T Group Acquisition, Inc.(L) – Common Stock Warrants(C)(K)	3.5%	—	921

Total Common Equity/Equivalents		1,220	1,432

Total Affiliate Investments		$279,855	$271,559

CONTROL INVESTMENTS(O) – 0.2%:
Common Equity/Equivalents – 0.2%
Leisure, Amusement, Motion Pictures, and Entertainment – 0.2%
Gladstone SOG Investments, Inc. - Common Stock(C)(K)	100	620	713
Total Common Equity/Equivalents		$620	$713

Total Control Investments		$620	$713

TOTAL INVESTMENTS – 160.2%(R)		$669,248	$714,396
(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $537.5 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2022, our investment in Funko Acquisition Holdings, LLC ("Funko") was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate ("LIBOR" or "L"), which was 0.5% as of March 31, 2022. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2022.
(E)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)Debt security is on non-accrual status.
(H)$5.1 million of the debt security was participated to a third-party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2022.
(I)Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(J)Fair value was based on internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(K)Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)
(L)One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(M)Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(N)Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(O)Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(P)Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible into class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(Q)Refer to Note 11—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(R)Cumulative gross unrealized appreciation for federal income tax purposes is $140.8 million; cumulative gross unrealized depreciation for federal income tax purposes is $97.1 million. Cumulative net unrealized appreciation is $43.8 million, based on a tax cost of $670.6 million.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2021
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost		Fair Value

Preferred Equity – 17.3%
Diversified/Conglomerate Services – 9.2%
Bassett Creek Services, Inc. – Preferred Stock(C)(L)	4,900	$4,900		$—
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995		21,348
Horizon Facilities Services, Inc. – Preferred Stock(C)(L)	10,080	10,080		3,663
Mason West, LLC – Preferred Stock(C)(L)	11,206	11,206		9,774
		33,181		34,785
Healthcare, Education, and Childcare – 2.9%
Educators Resource, Inc. – Preferred Stock(C)(L)	8,560	8,560		11,194

Home and Office Furnishings, Housewares, and Durable Consumer Products – 2.5%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	6,653	6,653		1,015
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583		8,550
		16,236		9,565

Leisure, Amusement, Motion Pictures, and Entertainment – 2.1%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000		7,936

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.6%
SBS Industries Holdings, Inc. – Preferred Stock(C)(L)	27,705	2,771		2,463

Total Preferred Equity		$64,748		$65,943

Common Equity/Equivalents – 0.7%
Cargo Transport – 0.6%
Diligent Delivery Systems – Common Stock Warrants(C)(Q)	8%	$500		$2,211

Diversified/Conglomerate Manufacturing – 0.1%
Phoenix Door Systems, Inc. – Common Stock(C)(L)	3,195	1,452		460

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8		—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries Holdings, Inc. – Common Stock(C)(L)	221,500	222		—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	7,178	33		95

Total Common Equity/Equivalents		$2,215		$2,766

Total Non-Control/Non-Affiliate Investments		$297,400	$—	$298,222

AFFILIATE INVESTMENTS(O) – 80.9%
Secured First Lien Debt – 47.6%
Beverage, Food, and Tobacco – 2.4%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2023)(L)	$9,050	$9,050		$9,050

Chemicals, Plastics, and Rubber – 6.0%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 7.0% Cash, Due 1/2024)(L)	26,618	26,618		22,985

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
(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $524.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2021, our investment in Funko was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
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
(E)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB ASC 820 fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2021
(DOLLAR AMOUNTS IN THOUSANDS)
(T)Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
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
MARCH 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)
NOTE 1.    ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of March 31, 2022, our investment portfolio was comprised of 76.3% in debt securities and 23.7% in equity securities, at cost.
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
Classification of Investments
In accordance with the provisions of the 1940 Act applicable to BDCs, we classify portfolio investments on our accompanying Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, and Consolidated Schedules of Investments into the following categories:
•Non-Control/Non-Affiliate Investments — Non-Control/Non-Affiliate investments are those that are neither control nor affiliate investments and in which we typically own less than 5.0% of the issued and outstanding voting securities;
•Affiliate Investments — Affiliate investments are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities; and
•Control Investments — Control investments are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees, and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2022, our loans to J.R. Hobbs Co. –

Atlanta, LLC (“J.R. Hobbs”), The Mountain Corporation (“The Mountain”), and SFEG Holdings, Inc. were on non-accrual status, with an aggregate debt cost basis of $77.2 million, or 15.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $60.0 million, or 12.2% of the fair value of all debt investments in our portfolio. As of March 31, 2021, certain of our loans to B+T Group Acquisition, Inc., Horizon Facilities Services, Inc., and The Mountain were on non-accrual status, with an aggregate debt cost basis of $61.1 million, or 12.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $48.8 million, or 10.3% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. As of March 31, 2022 and 2021, we did not have any loans with a PIK interest component.
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
Related Party Fees
We are party to the Advisory Agreement with the Adviser, which is owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the "Credit Facility").
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
FASB ASC 740, Income Taxes (“ASC 740”), requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740 for all open tax years and in all major tax jurisdictions and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal income tax returns for fiscal years 2021, 2020, and 2019 remain subject to examination by the Internal Revenue Service (“IRS”). We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized benefits will change materially in the next twelve months.
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
Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare, as the plan agent. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their distributions in cash. Any distributions reinvested under the plan will be taxable to a common stockholder to the same extent, and with the same character, as if the common stockholder had received the distribution in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the dollar amount that would have been received if the U.S. stockholder had received the dividend or distribution in cash. The additional common shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Computershare purchases shares in the open market in connection with the obligations under the plan. The dividend reinvestment plan was not open to holders of our preferred stock during periods in which we had preferred stock outstanding.

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
As of March 31, 2022 and 2021, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the years ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and 2021, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2022:
Secured first lien debt	$425,087	$—	$—		$425,087
Secured second lien debt	67,958	—	—		67,958
Preferred equity	217,599	—	—		217,599
Common equity/equivalents	3,752	—	74	(A)	3,678
Total Investments at March 31, 2022	$714,396	$—	$74		$714,322

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2021:
Secured first lien debt	$368,688	$—	$—		$368,688
Secured second lien debt	102,897	—	—		102,897
Preferred equity	159,478	—	—		159,478
Common equity/equivalents	2,766	—	95	(A)	2,671
Total Investments at March 31, 2021	$633,829	$—	$95		$633,734
(A)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of March 31, 2022 and 2021, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	March 31,
	2022	2021
Non-Control/Non-Affiliate Investments
Secured first lien debt	$233,673	$187,587
Secured second lien debt	66,917	41,926
Preferred equity	139,927	65,943
Common equity/equivalents(A)	1,533	2,671
Total Non-Control/Non-Affiliate Investments	442,050	298,127

Affiliate Investments
Secured first lien debt	191,414	181,101
Secured second lien debt	1,041	47,971
Preferred equity	77,672	78,905
Common equity/equivalents	1,432	—
Total Affiliate Investments	271,559	307,977

Control Investments
Secured first lien debt	—	—
Secured second lien debt	—	13,000
Preferred equity	—	14,630
Common equity/equivalents	713	—
Total Control Investments	713	27,630

Total investments at fair value using Level 3 inputs	$714,322	$633,734
(A)Excludes our investment in Funko with a fair value of $74 and $95 as of March 31, 2022 and 2021, respectively, which was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of March 31, 2022 and 2021. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of			Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	March 31, 2022	March 31, 2021				March 31, 2022	March 31, 2021

Secured first lien debt	$411,023	$303,330	(A)	TEV	EBITDA multiple	3.4x – 9.3x / 7.0x	4.6x – 8.0x / 7.0x
					EBITDA	$3,990 – $13,707 / $8,221	$1,403 – $9,500 / $5,746
					Revenue multiple	0.7x – 0.7x / 0.7x	0.6x – 0.7x / 0.6x
					Revenue	$14,072 – $14,072 / $14,072	$14,474 – $30,537 / $26,110
	14,064	65,358		Yield Analysis	Discount Rate	11.3% – 15.2% / 14.6%	13.3% – 17.9% / 14.7%
Secured second lien debt	39,637	53,122	(B)	TEV	EBITDA multiple	5.6x – 6.8x / 6.0x	5.9x – 6.6x / 6.2x
					EBITDA	$3,953 – $5,488 / $4,959	$4,551 – $5,100 / $4,772
					Revenue multiple	0.7x – 0.7x/ 0.7x	0.7x – 0.7x / 0.7x
					Revenue	$14,072 – $14,072 / $14,072	$14,474 – $14,474 / $14,474
	28,321	49,775		Yield Analysis	Discount Rate	10.0% – 12.2% / 11.6%	8.1% – 13.5% / 11.2%
Preferred equity	217,599	159,478	(C)	TEV	EBITDA multiple	3.4x – 9.3x / 6.8x	5.6x – 8.0x / 6.6x
					EBITDA	$1,210 – $13,707 / $6,926	$2,587 – $9,720 / $5,938
					Revenue multiple	0.7x – 0.7x / 0.7x	0.6x – 0.7x / 0.7x
					Revenue	$14,072 – $14,072 / $14,072	$14,474 – $30,537 / $25,465
Common equity/equivalents(E)	3,678	2,671	(D)	TEV	EBITDA multiple	4.8x – 8.4x / 5.8x	4.6x – 7.1x / 5.7x
					EBITDA	$829 – $13,707 / $5,709	$1,403 – $7,135 / $4,132
					Revenue multiple	0.7x – 0.7x / 0.7x	0.7x – 0.7x / 0.7x
					Revenue	$14,072 – $14,072 / $14,072	$14,474 – $14,474 / $14,474
Total	$714,322	$633,734
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
(E)Fair value as of both March 31, 2022 and 2021 excludes our investment in Funko with a fair value of $74 and $95, respectively, which was valued using Level 2 inputs.
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
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the years ended March 31, 2022 and 2021 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2022:
Fair value as of March 31, 2021	$368,688	$102,897	$159,478	$2,671	$633,734
Total gain (loss):
Net realized gain (loss)(A)	(10,000)	—	23,725	—	13,725
Net unrealized appreciation (depreciation)(B)	756	2,956	111,405	(15,027)	100,090
Reversal of previously recorded (appreciation) depreciation upon realization(B)	860	—	(26,053)	—	(25,193)
New investments, repayments and settlements(C):
Issuances / originations	68,638	9,648	14,472	—	92,758
Settlements / repayments	(48,898)	(2,500)	—	—	(51,398)
Sales	—	—	(49,394)	—	(49,394)
Transfers(D)	45,043	(45,043)	(16,034)	16,034	—
Fair value as of March 31, 2022	$425,087	$67,958	$217,599	$3,678	$714,322

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2021:
Fair value as of March 31, 2020	$308,248	$123,340	$119,849	$14,454	$565,891
Total gain (loss):
Net realized gain (loss)(A)	(8,470)	—	3,545	14,433	9,508
Net unrealized appreciation (depreciation)(B)	453	(998)	26,349	(98)	25,706
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(84)	(11,785)	(11,869)
New investments, repayments and settlements(C):
Issuances / originations	65,227	4,519	25,294	252	95,292
Settlements / repayments	(20,734)	—	—	—	(20,734)
Sales	—	—	(15,475)	(14,585)	(30,060)
Transfers(D)	23,964	(23,964)	—	—	—
Fair value as of March 31, 2021	$368,688	$102,897	$159,478	$2,671	$633,734

(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2022 and 2021.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2022 and 2021.
(C)Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)2022: Transfers represent (1) secured second lien debt of J.R. Hobbs with a total cost basis and fair value of $52.5 million and $52.4 million, respectively, which was converted into secured first lien debt during the three months ended June 30, 2021, (2) secured first lien debt of D.P.M.S., Inc. ("Danco") with a total cost basis and fair value of $12.3 million and $7.3 million, respectively, which was converted into secured second lien debt of Galaxy Technologies Holdings, Inc. (“Galaxy Technologies Holdings”) during the three months ended September 30, 2021, (3) preferred equity of Galaxy Technologies, Inc. ("Galaxy") with a total cost basis and fair value of $11.5 million and $16.0 million, respectively, which was converted into common equity of Galaxy Technologies Holdings during the three months ended September 30, 2021 and (4) preferred equity of SOG Specialty Knives & Tools, LLC with a total cost and fair value of $0.6 million and $0.0 million, respectively, which was converted into common equity of Gladstone SOG Investments, Inc. during the three months ended December 31, 2021.
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
Investment Activity
During the fiscal year ended March 31, 2022, the following significant transactions occurred:
•In May 2021, we dissolved our investment in Channel Technologies Group, LLC and recorded a realized loss of $1.8 million.
•In June 2021, we invested $10.0 million in a new portfolio company, Nocturne Villa Rentals, Inc. (“Nocturne”), through a combination of secured first lien debt and preferred equity. Nocturne, headquartered in Telluride, Colorado, is a luxury vacation rental manager.
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
•In July 2021, we invested an additional $5.9 million in the form of secured first lien debt in Nocturne to fund an add-on acquisition.
•In July 2021, we invested $24.3 million in a new portfolio company, Utah Pacific Bridge & Steel, Ltd. (“Utah Pacific”), through a combination of secured first lien debt and preferred equity. Utah Pacific, headquartered in Lindon, Utah, is a manufacturer of large steel components used in bridge replacement, rehabilitation, and construction.
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
•In October 2021, we invested an additional $10.5 million in Bassett Creek Services, Inc. ("Bassett Creek"), in the form of secured first lien debt to fund an add-on acquisition.

•In December 2021, we invested an additional $19.0 million in the form of secured first lien debt in Nocturne to fund an add-on acquisition.
•In December 2021, we invested an additional $6.4 million in the form of secured first lien debt in Schylling, Inc. ("Schylling") to fund an add-on acquisition.
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
•In January 2022, we invested $5.0 million SBS Industries Holdings, Inc. ("SBS"), through a combination of secured second lien debt and preferred equity to fund an add-on acquisition. As part of the additional investment, SBS was renamed SFEG Holdings, Inc ("SFEG").
•In March 2022, we entered into a new $26.0 million secured first lien term loan with J.R. Hobbs, replacing our previously outstanding first lien term loan with a total cost basis of $36.0 million, which resulted in a realized loss of $10.0 million. The new term loan has a stated interest rate of LIBOR + 10.3% and matures October 1, 2024.
•In March 2022, we invested an additional $2.4 million in the form of secured first lien debt in J.R. Hobbs.
Investment Concentrations
As of March 31, 2022, our investment portfolio consisted of investments in 26 portfolio companies located in 19 states across 14 different industries with an aggregate fair value of $714.4 million. Our investments in Bassett Creek Services, Inc., Old World, Counsel Press, Inc., Brunswick Bowling Products, Inc., and Schylling, Inc., represent our five largest portfolio investments at fair value, and collectively comprised $272.7 million, or 38.1%, of our total investment portfolio at fair value as of March 31, 2022.
The following table summarizes our investments by security type as of March 31, 2022 and 2021:

	March 31, 2022					March 31, 2021
	Cost			Fair Value		Cost		Fair Value
Secured first lien debt	$429,457	64.2%		$425,087	59.5%	$379,512	57.2%	$368,688	58.2%
Secured second lien debt	81,147	12.1%		67,958	9.5%	114,206	17.2%	102,897	16.2%
Total debt	510,604	76.3%		493,045	69.0%	493,718	74.4%	471,585	74.4%

Preferred equity	143,079	21.4%		217,599	30.5%	166,361	25.1%	159,478	25.2%
Common equity/equivalents	15,565	2.3%		3,752	0.5%	3,484	0.5%	2,766	0.4%
Total equity/equivalents	158,644	23.7%	—	221,351	31.0%	169,845	25.6%	162,244	25.6%
Total investments	$669,248	100.0%		$714,396	100.0%	$663,563	100.0%	$633,829	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$307,403	43.0%	$261,714	41.3%
Home and Office Furnishings, Housewares, and Durable Consumer Products	125,440	17.6%	94,663	15.0%
Leisure, Amusement, Motion Pictures, and Entertainment	46,514	6.5%	45,209	7.1%
Healthcare, Education, and Childcare	39,252	5.5%	31,194	4.9%
Hotels, Motels, Inns, and Gaming	37,923	5.3%	—	—%
Telecommunications	32,467	4.6%	15,582	2.5%
Chemicals, Plastics, and Rubber	26,618	3.7%	22,985	3.6%
Aerospace and Defense	25,296	3.5%	27,630	4.4%
Mining, Steel, Iron and Non-Precious Metals	24,250	3.4%	—	—%
Cargo Transport	14,533	2.0%	15,211	2.4%
Diversified/Conglomerate Manufacturing	14,064	2.0%	25,181	4.0%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	13,823	1.9%	14,199	2.2%
Personal and Non-Durable Consumer Products (Manufacturing Only)	5,315	0.8%	60,852	9.6%
Beverage, Food, and Tobacco	—	—%	15,519	2.4%
Other < 2.0%	1,498	0.2%	3,890	0.6%
Total investments	$714,396	100.0%	$633,829	100.0%
Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$194,100	27.2%	$163,938	25.9%
South	188,978	26.4%	182,529	28.8%
Midwest	172,711	24.2%	126,781	20.0%
West	158,607	22.2%	160,581	25.3%
Total investments	$714,396	100.0%	$633,829	100%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2022:

		Amount
For the fiscal years ending March 31:	2023	$92,888
	2024	97,418
	2025	169,334
	2026	78,231
	2027	71,245
	Thereafter	1,500
	Total contractual repayments	$510,616
	Adjustments to cost basis of debt investments	(12)
	Investments in equity securities	158,644
	Total cost basis of investments held as of March 31, 2022:	$669,248
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2022 and 2021, we had gross receivables from portfolio companies of $1.7 million and $1.5 million, respectively. As of March 31, 2022 and 2021, the allowance for uncollectible receivables was $1.3 million and $0.9 million, respectively.
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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2022	2021	2020
Average total assets subject to base management fee(A)	$705,650	$605,750	$607,250
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%
Base management fee(B)	14,113	12,115	12,145
Credits to fees from Adviser - other(B)	(6,497)	(2,949)	(4,436)
Net base management fee	$7,616	$9,166	$7,709

Loan servicing fee(B)	$7,178	$7,082	$6,859
Credits to base management fee - loan servicing fee(B)	(7,178)	(7,082)	(6,859)
Net loan servicing fee	$—	$—	$—

Incentive fee – income-based	$8,074	$3,746	$4,338
Incentive fee – capital gains-based(C)	18,286	5,032	(6,718)
Total incentive fee(B)	26,360	8,778	(2,380)
Credits to fees from Adviser - other(B)	—	—	—
Net total incentive fee	$26,360	$8,778	$(2,380)
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.3 million for year ended March 31, 2022, and $0.2 million for each of the years ended March 31, 2021, and 2020, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. During the year ended March 31, 2022, capital gains-based incentive fees of $5.3 million were contractually due and paid to the Adviser. As of and for the year ended March 31, 2021, no capital gains-based incentive fees were contractually due and paid to the Adviser.
In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the years ended March 31, 2022 and 2021, we recorded capital gains-based incentive fees of $18.3 million and $5.0 million, respectively. During the year ended March 31, 2020, we recorded a reversal of capital gains-based incentive fees of $6.7 million.

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
Other Transactions
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the years ended March 31, 2022, 2021, and 2020, the fees received by Gladstone Securities from portfolio companies totaled $3.2 million, $0.6 million, and $0.8 million, respectively.
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2022	2021
Base management and loan servicing fee due to Adviser, net of credits	$1,648	$1,435
Incentive fee due to Adviser(A)	27,577	14,163
Other due to Adviser	63	66
Total fees due to Adviser	$29,288	$15,664
Fee due to Administrator	627	577
Total related party fees due	$29,915	$16,241
(A)Includes a capital gains-based incentive fee of $25.4 million and $12.4 million as of March 31, 2022 and 2021, respectively, recorded in accordance with GAAP requirements and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions—Transactions with the Adviser—Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement of certain co-investment expenses, totaled $27 thousand as of March 31, 2022. There were no co-investment expenses as of March 31, 2021. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2022 and 2021, respectively.

NOTE 5.    BORROWINGS
Revolving Line of Credit
On March 8, 2021, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 6 to the Credit Facility, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of March 31, 2022, the Credit Facility provided one one-year extension option that may be exercised on or before the second anniversary of March 8, 2021, subject to approval by all lenders. Additionally, the COVID-19 Relief Period (described below) was extended to September 30, 2021.
On August 10, 2020, we, through Business Investment, entered into Amendment No. 5 to the Credit Facility. Among other things, Amendment No. 5 amended the Credit Facility to (i) add London Interbank Offered Rate (“LIBOR”) replacement language; (ii) implement a 0.5% LIBOR floor; (iii) reduce the facility size from $200.0 million to $180.0 million, which may be expanded to $300.0 million through additional commitments; and (iv) provide certain other changes to existing terms and covenants. In addition, Amendment No. 5 provided for certain temporary changes during the COVID-19 Relief Period (initially August 10, 2020 until March 31, 2021) including: (i) amending the definition of “Effective Advance Rate,” provided that during such period the overall effective advance rate does not exceed 55%; and (ii) removing or changing certain “Excess Concentration Limits” (as defined in the Credit Facility).
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
The following tables summarize noteworthy information related to the Credit Facility:

	As of March 31,
	2022	2021
Commitment amount	$180,000	$180,000
Borrowings outstanding at cost	$—	$22,400
Availability(A)	$180,000	$157,600

	For the Years Ended March 31
	2022	2021	2020
Weighted-average borrowings outstanding	$18,051	$82,632	$38,374
Effective interest rate(B)	12.5%	4.3%	9.4%
Commitment (unused) fees incurred	$1,641	$819	$1,643
(A)Availability is subject to various constraints, characteristics, and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $180.0 million and $157.6 million as of March 31, 2022 and 2021, respectively.
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

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $286.3 million as of March 31, 2022, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2022, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $701.2 million, asset coverage on our senior securities representing indebtedness of 252.9%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2022, we were in compliance with all covenants under the Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2022 and 2021, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.5% floor, plus 2.85% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of March 31, 2022 and 2021, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.
The following tables provide relevant information and disclosures about the Credit Facility as of and for the years ended March 31, 2022 and 2021, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of March 31,
	2022	2021
Credit Facility	$—	$22,400

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Year ended March 31, 2022:
Fair value at March 31, 2021	$22,400
Borrowings	111,700
Repayments	(134,100)
Fair value at March 31, 2022	$—

Year ended March 31, 2021:
Fair value at March 31, 2020	$49,200
Borrowings	125,900
Repayments	(152,700)
Fair value at March 31, 2021	$22,400
The fair value of the collateral under the Credit Facility was $537.5 million and $524.0 million as of March 31, 2022 and 2021, respectively.

Notes Payable
5.00% Notes due 2026
In March 2021, we completed a public offering of 5.00% Notes due 2026 with an aggregate principal amount of $127.9 million (the “2026 Notes”), which resulted in net proceeds of approximately $123.8 million after deducting underwriting discounts, commissions and offering costs borne by us. The 2026 Notes are traded under the ticker symbol “GAINN” on the Nasdaq Global Select Market (“Nasdaq”). The 2026 Notes will mature on May 1, 2026 and may be redeemed in whole or in part at any time or from time to time at our option on or after May 1, 2023. The 2026 Notes bear interest at a rate of 5.00% per year, which is payable quarterly in arrears.
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
4.875% Notes due 2028
In August 2021, we completed a public offering of 4.875% Notes due 2028 with an aggregate principal amount of $134.6 million (the “2028 Notes”), which resulted in net proceeds of approximately $131.3 million after deducting underwriting discounts, commissions and offering costs borne by us. The 2028 Notes are traded under the ticker symbol “GAINZ” on the Nasdaq. The 2028 Notes will mature on November 1, 2028 and may be redeemed in whole or in part at any time or from time to time at our option on or after November 1, 2023. The 2028 Notes bear interest at a rate of 4.875% per year, which is payable quarterly in arrears.
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

The following table summarizes our 2026 Notes and 2028 Notes as of March 31, 2022 and 2021:

As of March 31, 2022:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
Notes payable, gross(B)					10,499,500		262,488
Less: Discounts							(6,236)
Notes payable, net(C)							$256,252

As of March 31, 2021:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
Notes payable, gross(B)							127,938
Less: Discounts							(4,055)
Notes payable, net(C)							$123,883
(A)The 2026 Notes can be redeemed at our option at any time on or after May 1, 2023. The 2028 Notes can be redeemed at our option at any time on or after November 1, 2023.
(B)As of March 31, 2022 and 2021, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 252.9% and 398.0%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”
The fair value based on the last reported closing prices of the 2026 Notes and the 2028 Notes as of March 31, 2022 was $128.3 million and $134.3 million, respectively. The fair value based on the last reported closing prices of the 2026 Notes as of March 31, 2021 was $132.3 million. We consider the closing price of the 2026 Notes and 2028 Notes to be a Level 1 input within the ASC 820 hierarchy.
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
The following tables summarize our Series E Term Preferred Stock outstanding as of March 31, 2021:
As of March 31, 2021:

Class of Term Preferred Stock	Ticker Symbol	Initial Issuance	Mandatory Redemption Date	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Aggregate Liquidation Preference
Series E	GAINL	August 22, 2018	August 31, 2025	6.375%	3,774,853	$25.00	$94,371
Term preferred stock, gross(A)					3,774,853	$25.00	$94,371
Less: Discounts							(2,162)
Term preferred stock, net(B)							$92,209
(A)As of March 31, 2021, asset coverage on our senior securities that are stock, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 248.6%.
(B)Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities.
The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable preferred stock during the years ended March 31, 2022, 2021, and 2020:
For the Year Ended March 31, 2022:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series E Term Preferred Stock(A)
April 13, 2021	April 23, 2021	April 30, 2021	$0.13281250
April 13, 2021	May 19, 2021	May 28, 2021	0.13281250
April 13, 2021	June 18, 2021	June 30, 2021	0.13281250
July 13, 2021	July 23, 2021	July 30, 2021	0.13281250
July 13, 2021	August 23, 2021	August 31, 2021	0.07968750	(B)
		Total	$0.61093750

For the Year Ended March 31, 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock(C)		Dividend per Share of Series E Term Preferred Stock(A)
April 14, 2020	April 24, 2020	April 30, 2020	$0.13020833		$0.13281250
April 14, 2020	May 19, 2020	May 29, 2020	0.13020833		0.13281250
April 14, 2020	June 19, 2020	June 30, 2020	0.13020833		0.13281250
July 14, 2020	July 24, 2020	July 31, 2020	0.13020833		0.13281250
July 14, 2020	August 24, 2020	August 31, 2020	0.13020833		0.13281250
July 14, 2020	September 23, 2020	September 30, 2020	0.13020833		0.13281250
October 13, 2020	October 23, 2020	October 30, 2020	0.13020833		0.13281250
October 13, 2020	November 20, 2020	November 30, 2020	0.13020833		0.13281250
October 13, 2020	December 23, 2020	December 31, 2020	0.13020833		0.13281250
January 12, 2021	January 22, 2021	January 29, 2021	0.13020833		0.13281250
January 12, 2021	February 17, 2021	February 26, 2021	0.13020833		0.13281250
January 12, 2021	March 18, 2021	March 31, 2021	0.00868056	(D)	0.13281250
		Total	$1.44097219		$1.59375000
For the Year Ended March 31, 2020:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series D Term Preferred Stock(C)	Dividend per Share of Series E Term Preferred Stock(A)
April 9, 2019	April 22, 2019	April 30, 2019	$0.13020833	$0.13281250
April 9, 2019	May 22, 2019	May 31, 2019	0.13020833	0.13281250
April 9, 2019	June 19, 2019	June 28, 2019	0.13020833	0.13281250
July 9, 2019	July 22, 2019	July 31, 2019	0.13020833	0.13281250
July 9, 2019	August 20, 2019	August 30, 2019	0.13020833	0.13281250
July 9, 2019	September 17, 2019	September 30, 2019	0.13020833	0.13281250
October 8, 2019	October 22, 2019	October 31, 2019	0.13020833	0.13281250
October 8, 2019	November 19, 2019	November 29, 2019	0.13020833	0.13281250
October 8, 2019	December 19, 2019	December 31, 2019	0.13020833	0.13281250
January 14, 2020	January 24, 2020	January 31, 2020	0.13020833	0.13281250
January 14, 2020	February 19, 2020	February 28, 2020	0.13020833	0.13281250
January 14, 2020	March 20, 2020	March 31, 2020	0.13020833	0.13281250
			$1.56249996	$1.59375000
(A)We voluntarily redeemed all outstanding shares of our Series E Term Preferred Stock on August 19, 2021
(B)Represents accrued and unpaid dividends up to, but excluding, the redemption date of August 19, 2021.
(C)We voluntarily redeemed all outstanding shares of our Series D Term Preferred Stock on March 3, 2021.
(D)Represents accrued and unpaid dividends up to, but excluding, the redemption date of March 3, 2021.
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

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2022 and 2021. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.
The fair value of our Series E Term Preferred Stock, based on the last reported closing sale price as of March 31, 2021, which we consider to be a Level 1 input within the fair value hierarchy, was $96.1 million.
NOTE 7.    REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2022, we had the ability to issue up to $300.0 million of the securities registered under the registration statement.
Common Equity Offerings
In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each a “Common Stock ATM Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the Common Stock ATM Sales Agents, up to an aggregate offering price of $35.0 million in an at-the-market program (the “Common Stock ATM Program”). On August 11, 2021, we terminated the equity distribution agreements with each of the Common Stock ATM Sales Agents.
We did not sell any shares of our common stock under the Common Stock ATM Program during the year ended March 31, 2022. During the year ended March 31, 2021, we sold 155,560 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current estimated NAV per share.
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
NOTE 8.    NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted-average common share for the years ended March 31, 2022, 2021, and 2020:

	Year Ended March 31,
	2022	2021	2020
Numerator: net increase (decrease) in net assets resulting from operations	$102,316	$42,454	$(7,234)
Denominator: basic and diluted weighted-average common shares	33,205,023	33,176,760	32,865,840
Basic and diluted net increase (decrease) in net assets resulting from operations per weighted-average common share	$3.08	$1.28	$(0.22)

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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of cash distributions paid to our common stockholders during the calendar year ended December 31, 2021 was 71.3% from ordinary income and 28.7% from capital gains. The tax characterization of cash distributions paid to our common stockholders during the calendar year ended December 31, 2020 was 93.9% from ordinary income and 6.1% from capital gains.
The following tables detail the monthly distributions to our common stockholders for the years ended March 31, 2022, 2021 and 2020.
For the Year Ended March 31, 2022:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 13, 2021	April 23, 2021	April 30, 2021	$0.070
April 13, 2021	May 19, 2021	May 28, 2021	0.070
April 13, 2021	June 8, 2021	June 17, 2021	0.060	(A)
April 13, 2021	June 18, 2021	June 30, 2021	0.070
July 13, 2021	July 23, 2021	July 30, 2021	0.070
July 13, 2021	August 23, 2021	August 31, 2021	0.070
July 13, 2021	September 3, 2021	September 15, 2021	0.030	(A)
July 13, 2021	September 22, 2021	September 30, 2021	0.070
October 12, 2021	October 22, 2021	October 29, 2021	0.075
October 12, 2021	November 19, 2021	November 30, 2021	0.075
October 12, 2021	December 7, 2021	December 15, 2021	0.090	(A)
October 12, 2021	December 23, 2021	December 31, 2021	0.075
January 11, 2022	January 21, 2022	January 31, 2022	0.075
January 11, 2022	February 4, 2022	February 14, 2022	0.120	(A)
January 11, 2022	February 18, 2022	February 28, 2022	0.075
January 11, 2022	March 23, 2022	March 31, 2022	0.075
		Year ended March 31, 2022	$1.170

For the Year Ended March 31, 2021:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 14, 2020	April 24, 2020	April 30, 2020	$0.070
April 14, 2020	May 19, 2020	May 29, 2020	0.070
April 14, 2020	June 8, 2020	June 17, 2020	0.090	(A)
April 14, 2020	June 19, 2020	June 30, 2020	0.070
July 14, 2020	July 24, 2020	July 31, 2020	0.070
July 14, 2020	August 24, 2020	August 31, 2020	0.070
July 14, 2020	September 23, 2020	September 30, 2020	0.070
October 13, 2020	October 23, 2020	October 30, 2020	0.070
October 13, 2020	November 20, 2020	November 30, 2020	0.070
October 13, 2020	December 23, 2020	December 31, 2020	0.070
January 12, 2021	January 22, 2021	January 29, 2021	0.070
January 12, 2021	February 17, 2021	February 26, 2021	0.070
January 12, 2021	March 18, 2021	March 31, 2021	0.070
		Year ended March 31, 2021:	$0.930
For the Year Ended March 31, 2020:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 9, 2019	April 22, 2019	April 30, 2019	$0.068
April 9, 2019	May 22, 2019	May 31, 2019	0.068
April 9, 2019	June 5, 2019	June 14, 2019	0.090	(A)
April 9, 2019	June 19, 2019	June 28, 2019	0.068
July 9, 2019	July 22, 2019	July 31, 2019	0.068
July 9, 2019	August 20, 2019	August 30, 2019	0.068
July 9, 2019	September 4, 2019	September 13, 2019	0.030	(A)
July 9, 2019	September 17, 2019	September 30, 2019	0.068
October 8, 2019	October 22, 2019	October 31, 2019	0.068
October 8, 2019	November 19, 2019	November 29, 2019	0.068
October 8, 2019	December 3, 2019	December 13, 2019	0.090	(A)
October 8, 2019	December 19, 2019	December 31, 2019	0.068
January 14, 2020	January 24, 2020	January 31, 2020	0.070
January 14, 2020	February 19, 2020	February 28, 2020	0.070
January 14, 2020	March 20, 2020	March 31, 2020	0.070
		Year ended March 31, 2020:	$1.032
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid for the years ended March 31, 2022, 2021 and 2020 were $38.9 million, $30.9 million, and $33.9 million, respectively.
For the fiscal years ended March 31, 2022, 2021, and 2020, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.9 million, $16.1 million, and $17.9 million, respectively, of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal years ended March 31, 2022, 2021, and 2020, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $15.7 million, $8.5 million, and $5.3 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the years ended March 31, 2022 and 2021, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders. For the year ended March 31, 2020, we elected to retain $38.0 million, or $1.15 per common share, of long-term capital gains and to treat them as a deemed distribution to common stockholders. For the year ended March 31, 2020, we incurred $8.0 million, or $0.24 per common share, of federal income taxes on behalf of common stockholders, which were included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations and in Other liabilities on our Consolidated Statements of Assets and Liabilities as of March 31, 2020, which were paid subsequent to March 31, 2020.
We incurred $2.3 million of Virginia state taxes related to the deemed distributions for the year ended March 31, 2020, which were included in Taxes on deemed distribution of long-term capital gains on our accompanying Consolidated Statements of Operations and in Other Liabilities on our Consolidated Statements of Assets and Liabilities as of March 31, 2020, and which were paid subsequent to March 31, 2020.
The components of our net assets on a tax basis were as follows:

	Year Ended March 31,
	2022	2021
Common stock	$33	$33
Capital in excess of par value	397,948	400,796
Cumulative unrealized (depreciation) appreciation of investments	43,760	(30,497)
Undistributed ordinary income	13,862	16,141
Undistributed capital gain	15,731	8,513
Other temporary differences	(25,504)	(12,622)
Net Assets	$445,830	$382,364
For the years ended March 31, 2022 and 2021, we recorded the following adjustments for estimated permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Tax Year Ended March 31,
	2022	2021
(Overdistributed) underdistributed net investment income	$(333)	$5,692
Accumulated net realized gain (loss) in excess of distributions	$3,181	$(3,728)
Capital in excess of par value	$(2,848)	$(1,964)
NOTE 10.    FEDERAL AND STATE INCOME TAXES
We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. Because we have distributed or intend to distribute 100% of our Investment Company Taxable Income and net long-term capital gains, no income tax provisions have been recorded for the years ended March 31, 2022, 2021, and 2020.

In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. We incurred an excise tax of $0.7 million, $0.5 million, and $0.8 million for the calendar years ended December 31, 2021, 2020 and 2019, respectively.
Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2022 and 2021.
NOTE 11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation, or regulatory matters will have a material adverse effect on our financial condition, results of operation, or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of March 31, 2022 and 2021, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.2 million and $0.7 million as of March 31, 2022 and 2021, respectively.
Financial Commitments and Obligations
We may have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of March 31, 2022 and 2021 to be immaterial.
We have also extended guaranties on behalf of two of our portfolio companies. As of March 31, 2022, the following guaranties were outstanding:
•A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and Country Club Enterprises, LLC. The Floor Plan Facility provides Country Club Enterprises, LLC with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers.
•A $9.3 million guaranty that we extended in February 2022, on behalf of J.R. Hobbs, whereby we have guaranteed 50% of their obligations with another lender, with a maximum amount of $9.3 million.
As of March 31, 2022 and 2021, we have not been required to make any payments on these guaranties, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of March 31, 2022 and 2021 to be immaterial.

The following table summarizes the principal balances of unused line of credit and delayed draw term loan commitments and guaranties as of March 31, 2022 and 2021, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of March 31,
	2022	2021
Unused line of credit and delayed draw term loan commitments	$4,250	$3,000
Guaranties	10,250	1,000
Total	$14,500	$4,000

NOTE 12.    FINANCIAL HIGHLIGHTS

	As of and for the Year Ended March 31,
	2022	2021	2020	2019	2018	2017	2016	2015	2014	2013
Per Common Share Data:
Net asset value at beginning of year (A)	$11.52	$11.17	$12.40	$10.85	$9.95	$9.22	$9.18	$8.34	9.10	9.38
Income from investment operations(B)
Net investment income	0.45	0.54	1.11	0.23	0.68	0.74	0.68	0.75	0.73	0.68
Net realized gain (loss) on investments and other	0.37	0.32	1.36	2.04	0.04	0.51	(0.15)	—	0.31	0.03
Taxes on deemed distributions of long-term capital gains	—	—	(0.31)	(0.41)	—	—	—	—	—	—
Net unrealized appreciation (depreciation) of investments and other	2.26	0.42	(2.38)	0.63	1.16	0.23	0.29	1.13	(1.09)	—
Total from investment operations	3.08	1.28	(0.22)	2.49	1.88	1.48	0.82	1.88	(0.05)	0.71
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.91)	(0.83)	(0.75)	(0.69)	(0.84)	(0.75)	(0.64)	(0.77)	(0.71)	(0.60)
Cash distributions to common stockholders from realized gains(C)	(0.26)	(0.10)	(0.28)	(0.24)	(0.05)	—	(0.11)	—	—	—
Discounts, commissions, and offering costs	—	—	—	—	(0.03)	—	(0.01)	(0.03)	—	(0.08)
Net accretive (dilutive) effect of equity offering(D)	—	—	0.01	—	(0.04)	—	(0.03)	(0.22)	—	(0.31)
Total from equity capital activity	(1.17)	(0.93)	(1.02)	(0.93)	(0.96)	(0.75)	(0.79)	(1.02)	(0.71)	(0.99)
Other, net(E)	—	—	0.01	(0.01)	(0.02)	—	0.01	(0.02)	—	—
Net asset value at end of year(A)	$13.43	$11.52	$11.17	$12.40	$10.85	9.95	9.22	9.18	8.34	9.10

Per common share market value at beginning of year	$12.23	$7.85	$11.60	$10.10	$9.07	7.02	$7.40	8.27	7.31	7.57
Per common share market value at end of year	$16.13	$12.23	$7.85	$11.60	$10.10	$9.07	$7.02	$7.40	$8.27	$7.31
Total investment return(F)	42.40%	70.65%	(26.23%)	24.95%	21.82%	41.58%	4.82%	11.96%	24.26%	4.73%
Common stock outstanding at end of year(A)	33,205,023	33,205,023	33,049,463	32,822,459	32,653,635	30,270,958	30,270,958	29,775,958	26,475,958	26,475,958

Consolidated Statement of Assets and Liabilities Data:
Net assets at end of year	$445,830	$382,364	$369,031	$407,110	$354,200	$301,082	$279,022	$273,429	$220,837	$240,963
Average net assets(G)	$425,985	$365,568	$404,336	$391,786	$328,533	$294,030	$276,293	$229,350	$231,356	$216,751

Senior Securities Data:
Total borrowings, at cost	$267,584	$155,434	$54,296	$58,096	$112,096	$74,796	$100,096	$123,896	$66,250	$94,016
Mandatorily redeemable preferred stock(H)	$—	$94,371	$132,250	$132,250	$139,150	$139,150	$121,650	$81,400	$40,000	$40,000

Ratios/Supplemental Data:
Ratio of net expenses to average net assets(I)	13.51%	10.58%	6.32%	13.30%	11.08%	10.02%	10.94%	9.48%	7.33%	6.48%
Ratio of net investment income to average net assets(J)	3.52%	4.91%	8.99%	1.92%	6.68%	7.63%	7.50%	8.68%	8.35%	7.61%

(A)Based on actual shares of common stock outstanding at the beginning or end of the corresponding year, as appropriate.
(B)Based on weighted-average basic common share data for the corresponding year.
(C)The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.
(D)During the year ended March 31, 2020, the accretive effect is the result of issuing common shares at a price above the then current NAV per share. During the year ended March 31, 2018, 2016, 2015, and 2013, the net dilutive effect is the result of issuing common shares at a price below the then current NAV per share.
(E)Represents the impact of the different share amounts (weighted-average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the Per Common Share Data calculations and rounding impacts.
(F)Total investment return equals the change in the market value of our common stock from the beginning of the year, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.
(G)Calculated using the average balance of net assets at the end of each month of the reporting year.
(H)Represents the aggregate liquidation preference of our mandatorily redeemable preferred stock.
(I)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets would have been 16.72%, 13.33%, 9.12%, 16.45%, 14.11%, 13.46%, 14.50%, 12.90%, 10.20%, and 8.81% for the fiscal years ended March 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013 respectively.
Had we included Virginia state taxes incurred on the deemed distributions of retained capital gains for the fiscal year ended March 31, 2020 and 2019, the ratio of net expenses to average net assets would have been 6.89% and 14.07%, respectively.
(J)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets would have been 0.31%,2.16%, 6.20%, (1.22%), 3.66%, 4.19%, 3.94%, 5.26%, 5.48%, and 5.28% for the fiscal years ended March 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013 respectively.

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
We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during at least one of the years ended March 31, 2022, 2021 and 2020.
NOTE 14.    SUBSEQUENT EVENTS
Distributions and Dividends
In April 2022, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 22, 2022	April 29, 2022	$0.075
May 20, 2022	May 31, 2022	0.075
June 6, 2022	June 15, 2022	0.120	(A)
June 22, 2022	June 30, 2022	0.075
	Total for the Quarter:	$0.345
(A)Represents a supplemental distribution to common stockholders.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures
As of March 31, 2022 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Management’s Annual Report on Internal Control over Financial Reporting
Refer to Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.
c)Attestation Report of the Independent Registered Public Accounting Firm
Not Applicable.
d)Change in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance.”
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Executive Compensation” and “Director Compensation For Fiscal 2022.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2022 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

	Report of Independent Registered Public Accounting Firm	72
	Consolidated Statements of Assets and Liabilities as of March 31, 2022 and 2021	74
	Consolidated Statements of Operations for the years ended March 31, 2022, 2021, and 2020	75
	Consolidated Statements of Changes in Net Assets for the years ended March 31, 2022, 2021, and 2020	76
	Consolidated Statements of Cash Flows for the years ended March 31, 2022, 2021, and 2020	77
	Consolidated Schedules of Investments as of March 31, 2022 and 2021	78
	Notes to Consolidated Financial Statements	89

2.	The following financial statement schedule is filed herewith:

	Schedule 12-14 Investments in and Advances to Affiliates	128

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

4.5*	Description of Securities
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

GLADSTONE INVESTMENT CORPORATION

Date: May 11, 2022	By:	/s/ RACHAEL EASTON
Rachael Easton
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 11, 2022	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 11, 2022	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman and Chief Operating Officer

Date: May 11, 2022	By:	/s/ RACHAEL EASTON
Rachael Easton
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 11, 2022	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 11, 2022	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 11, 2022	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 11, 2022	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

Date: May 11, 2022	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

SCHEDULE 12-14
GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)	Value as of March 31, 2021	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2022

AFFILIATE INVESTMENTS – 60.8%
Secured First Lien Debt – 42.9%
Beverage, Food, and Tobacco – 0.0%
Head Country, Inc. – Term Debt(L)	$—	$—	$2,318	$9,050	$—	$(9,050)	$—	$—

Chemicals, Plastics, and Rubber – 6.0%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 7.0% Cash, Due 01/2024)	26,618	—	1,994	22,985	—	—	3,633	26,618

Diversified/Conglomerate Manufacturing –2.0%
D.P.M.S., Inc. – Line of Credit (O)	—	—	480	1,500	—	(1,500)	—	—
D.P.M.S., Inc. – Term Debt (O)	—	—	60	5,751	—	(10,796)	5,045	—
Edge Adhesives Holdings, Inc. – Line of Credit (L)	—	—	17	1,005	—	(1,020)	15	—
Edge Adhesives Holdings, Inc. – Term Debt (L+5.5%, 7.5% Cash, Due 08/2024)	9,210	—	989	9,161	900	(989)	—	9,072
Edge Adhesives Holdings, Inc. – Term Debt (L)	—	—	70	2,955	—	(3,000)	45	—
		—	1,616	20,372	900	(17,305)	5,105	9,072

Diversified/Conglomerate Services – 20.5%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)	22,000	—	4,846	22,000	—	—	—	22,000
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (L+6.0%, 8.0% Cash, Due 10/2024) (K)(N)	16,500	—	241	—	16,475	—	(1,452)	15,023
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024) (K)(N)	26,000	(10,000)	1,069	—	35,910	(10,000)	(2,238)	23,672
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+6.0%, 8.0% Cash, Due 03/2023) (K)(N)	2,438	—	—	—	2,438	—	(219)	2,219
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 03/2025)	28,560	—	3,475	28,560	—	—	—	28,560
		(10,000)	9,631	50,560	54,823	(10,000)	(3,909)	91,474

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.6%
Old World Christmas, Inc. – Term Debt (L+9.5%, 11.0% Cash, Due 12/2025)	25,000	$—	$3,283	$27,000	$—	$(2,000)	$—	$25,000

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)	Value as of March 31, 2021	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2022

Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Term Debt (P)	—	—	—	538	—	(538)	—	—
SOG Specialty Knives & Tools, LLC – Term Debt (P)	—	—	4,288	8,399	—	(8,399)	—	—
		—	4,288	8,937	—	(8,937)	—	—

Mining, Steel, Iron and Non-Precious Metals Total – 4.1%
Utah Pacific Bridge & Steel, Ltd., $2,000 available (L+8.5%, 10.0% Cash, Due 07/2022)(M)	—	—	—	—	—	—	—	—
Utah Pacific Bridge & Steel, Ltd. (L+10.0%, 11.5% Cash, Due 07/2026)(M)	18,250	—	1,428	—	18,250	—	—	18,250
		—	1,428	—	18,250	—	—	18,250
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.0%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 05/2022)(K)	3,400	—	—	3,400	—	—	—	3,400
The Mountain Corporation – Line of Credit, 100 available (L+5.0%, 9.0% Cash, Due 05/2023)(K)	800	—	—	—	800	—	—	800
Pioneer Square Brands, Inc. – Term Debt (L)	—	—	2,739	23,215	—	(23,100)	(115)	—
		—	2,739	26,615	800	(23,100)	(115)	4,200

Telecommunications – 3.7%
B+T Group Acquisition, Inc. – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2024)	2,800	—	830	2,597	—	—	203	2,800
B+T Group Acquisition, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 12/2024)	14,000	—	4,151	12,985	—	—	1,015	14,000
		—	4,981	15,582	—	—	1,218	16,800

Total Secured First Lien Debt		$(10,000)	$32,278	$181,101	$74,773	$(70,392)	$5,932	$191,414

Secured Second Lien Debt – 0.2%
Diversified/Conglomerate Services – 0.0%
J.R. Hobbs Co. – Atlanta, LLC – Line of Credit (N)	$—	$—	$—	$9,975	$6,500	$(16,475)	$—	$—
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (N)	—	—	—	35,910	—	(35,910)	—	—
		—	—	45,885	6,500	(52,385)	—	—

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)	Value as of March 31, 2021	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2022

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 04/2024)(K)	11,700	—	—	1,849	—	—	(926)	923
The Mountain Corporation – Delayed Draw Term Debt, $0 available (L+4.0%, 7.0% Cash, Due 04/2024)(K)	1,500	—	—	237	—	—	(119)	118
		—	—	2,086	—	—	(1,045)	1,041

Total Secured Second Lien Debt		$—	$—	$47,971	$6,500	$(52,385)	$(1,045)	$1,041

Preferred Equity – 17.4%
Beverage, Food, and Tobacco – 0.0%
Head Country, Inc. – Preferred Stock (L)	$—	$3,627	$—	$6,469	—	$(4,000)	$(2,469)	$—

Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock	158,598	—	—	—	—	—	—	—

Diversified/Conglomerate Manufacturing – 0.0%
Channel Technologies Group, LLC – Preferred Stock (L)	—	$(1,841)	$—	$—	$—	$(1,841)	$1,841	$—
Edge Adhesives Holdings, Inc. – Preferred Stock	8,199	—	—	—	—	—	—	—
		(1,841)	—	—	—	(1,841)	1,841	—

Diversified/Conglomerate Services – 4.3%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock	67,490	—	—	9,819	—	—	6,586	16,405
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock	10,920	—	—	—	—	—	—	—
The Maids International, LLC - Preferred Stock	6,640	—	—	3,560	—	—	(881)	2,679
		—	—	13,379	—	—	5,705	19,084

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.5%
Old World Christmas, Inc. – Preferred Stock	6,180	—	1,000	20,248	—	—	17,594	37,842

Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock (P)	—	—	—	6,754	—	(14,951)	8,197	—

Mining, Steel, Iron and Non-Precious Metals –1.3%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock(M)	6,000	—	—	—	6,000	—	—	6,000

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)	Value as of March 31, 2021	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2022

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock	6,899	—	—	—	—	—	—	—
Pioneer Square Brands, Inc. – Preferred Stock (L)	—	21,939	1,589	32,055	—	(5,500)	(26,555)	—
		21,939	1,589	32,055	—	(5,500)	(26,555)	—

Telecommunications – 3.3%
B+T Group Acquisition, Inc. – Preferred Stock	14,304	$—	$—	$—	$—	$—	$14,746	$14,746

Total Preferred Equity		$23,725	$2,589	$78,905	$6,000	$(26,292)	$19,059	$77,672

Common Equity/Equivalents – 0.3%
Diversified/Conglomerate Manufacturing – 0.1%
Channel Technologies Group, LLC – Common Stock (L)	—	$—	$—	$—	$—	$—	$—	$—
D.P.M.S., Inc. – Common Stock (O)	—	—	—	—	—	—	—	—
		—	—	—	—	—	—	—
Diversified/Conglomerate Services - 0.0%
Nth Degree Investment Group, LLC – Common Stock	14,360,000	—	—	—	—	—	511	511

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock	751	—	—	—	—	—	—	—

Telecommunications - 0.2%
B+T Group Acquisition, Inc. - Common Stock Warrants	3.5%	—	—	—	—	—	921	921

Total Common Equity/Equivalents		$—	$—	$—	$—	$—	$1,432	$1,432

TOTAL AFFILIATE INVESTMENTS		$13,725	$34,867	$307,977	$87,273	$(149,069)	$25,378	$271,559

CONTROL INVESTMENTS – 0.2%
Secured Second Lien Debt – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Line of Credit (O)	$—	$—	$144	$5,000	$—	$(5,000)	$—	$—
Galaxy Tool Holding Corporation – Term Debt (O)	—	—	356	8,000	—	(8,000)	—	—
		$—	$500	$13,000	$—	$(13,000)	$—	$—

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(Q)	Amount of Investment Income(H)		Value as of March 31, 2021		Gross Additions(I)		Gross Reductions(J)		Net Unrealized Appreciation (Depreciation)		Value as of March 31, 2022

Preferred Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Preferred Stock (O)	—	$—	$—		$14,630		$—		$(11,464)		$(3,166)		$—

Common Equity –0.2%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock (O)	—	—	—		—		—		(48)		48		—

Leisure, Amusement, Motion Pictures, and Entertainment – 0.2%
Gladstone SOG Investments, Inc. - Common Stock(P)	100	—	—		—		620		—		93		713

Total Common Equity/Equivalents		$—	$—	—	$—	—	$620	—	$(48)	—	$141	—	$713

TOTAL CONTROL INVESTMENTS		$—	$500		$27,630		$620		$(24,512)		$(3,025)		$713

TOTAL AFFILIATE AND CONTROL INVESTMENTS		$13,725	$35,367		$335,607		$87,893		$(173,581)		$22,353		$272,272
(A)Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, together with certain non-control and non-affiliate investments, totaling $537.5 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2022, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.
(B)Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted.
(C)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”), which was 0.5% as of March 31, 2022. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2022.
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
(G)Represents the principal balance for debt investments and the number of shares/units held for equity investments as of March 31, 2022. Warrants are represented as a percentage of ownership, as applicable, as of March 31, 2022.
(H)Represents the total amount of interest, dividend, success fee, or other investment income credited to income for the portion of the year ending March 31, 2022 an investment was an affiliate investment or control investment and on accrual status, as appropriate.
(I)Gross additions include increases in investments resulting from new portfolio investments, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities during the year ended March 31, 2022.
(J)Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs, and the exchange of one or more existing securities for one or more new securities during the year ended March 31, 2022.

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)
(K)Debt security is on non-accrual status as of March 31, 2022.
(L)Investment was exited/paid off during the year ended March 31, 2022.
(M)New investment during the year ended March 31, 2022.
(N)J.R. Hobbs Co. - Atlanta,.’s term debt was transferred from second lien to first lien debt during the year ended March 31, 2022.
(O)During the year ended March 31, 2022, D.P.M.S., Inc. merged with Galaxy Tool Holding Corporation to form a new portfolio company, Galaxy Technologies Holdings, Inc., which is neither an affiliate investment nor a control investment.
(P)During the year ended March 31, 2022, we exited our investment of SOG Specialty Knives & Tools, LLC, which resulted in a remaining equity investment in Gladstone SOG Investments, Inc., a control investment.
(Q)Net realized gain (loss) excludes amounts related to portfolio companies no longer in the portfolio for the periods presented.
**Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.