Form 10-Q
period 2022-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2022-08-03
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 2, 2022 was 33,205,023.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2022	March 31, 2022
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $342,578 and $388,773, respectively)	$410,917	$442,124
Affiliate investments (Cost of $279,955 and $279,855, respectively)	256,883	271,559
Control investments (Cost of $21,620 and $620, respectively)	21,713	713
Cash and cash equivalents	43,880	14,190
Restricted cash and cash equivalents	396	305
Interest receivable	2,156	3,042
Due from administrative agent	4,712	6,406
Deferred financing costs, net	835	895
Other assets, net	1,404	1,178
TOTAL ASSETS	$742,896	$740,412

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $0 and $0, respectively)	$—	$—
Notes payable, net	256,565	256,252
Secured borrowing	5,096	5,096
Total borrowings	261,661	261,348
Accounts payable and accrued expenses	1,506	799
Interest payable	2,189	2,190
Fees due to Adviser(A)	29,984	29,288
Fee due to Administrator(A)	695	627
Other liabilities	452	330
TOTAL LIABILITIES	$296,487	$294,582
Commitments and contingencies(B)
NET ASSETS	$446,409	$445,830

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 33,205,023 shares issued and outstanding	$33	$33
Capital in excess of par value	397,021	397,948

Cumulative net unrealized appreciation (depreciation) of investments	45,360	45,148
(Overdistributed) underdistributed net investment income	(8,162)	(12,995)
Accumulated net realized gain in excess of distributions	12,157	15,696
Total distributable earnings	49,355	47,849
TOTAL NET ASSETS	$446,409	$445,830

NET ASSET VALUE PER SHARE	$13.44	$13.43
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,
	2022	2021
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$8,728	$6,877
Affiliate investments	4,010	8,831
Control investments	—	284
Cash and cash equivalents	3	—
Total interest income	12,741	15,992
Dividend income
Non-Control/Non-Affiliate investments	4	2
Affiliate investments	1,552	—
Total dividend income	1,556	2
Success fee income
Non-Control/Non-Affiliate investments	5,000	—
Affiliate investments	—	2,032
Total success fee income	5,000	2,032
Total investment income	$19,297	$18,026

EXPENSES
Base management fee(A)	$3,563	$3,320
Loan servicing fee(A)	1,758	1,868
Incentive fee(A)	3,009	12,248
Administration fee(A)	380	399
Interest expense on borrowings	3,784	2,300
Dividends on mandatorily redeemable preferred stock	—	1,504
Amortization of deferred financing costs and discounts	448	456
Professional fees	295	306
Other general and administrative expenses	1,197	1,048
Expenses before credits from Adviser	14,434	23,449
Credits to base management fee – loan servicing fee(A)	(1,758)	(1,868)
Credits to fees from Adviser - other(A)	(750)	(1,251)
Total expenses, net of credits to fees	11,926	20,330
NET INVESTMENT INCOME (LOSS)	$7,371	$(2,304)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$4,729	$143
Affiliate investments	—	1,786
Control investments	(277)	—
Total net realized gain	4,452	1,929
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	14,989	16,902
Affiliate investments	(14,777)	29,208
Control investments	—	1,404
Total net unrealized (depreciation) appreciation	212	47,514
Net realized and unrealized gain	4,664	49,443

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$12,035	$47,139

BASIC AND DILUTED PER COMMON SHARE:
Net investment income (loss)	$0.22	$(0.07)
Net increase in net assets resulting from operations	$0.36	$1.42

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,205,023	33,205,023
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2022	2021
NET ASSETS, MARCH 31	$445,830	$382,364
OPERATIONS
Net investment income (loss)	7,371	(2,304)
Net realized gain on investments	4,452	1,929
Net unrealized appreciation (depreciation) of investments	212	47,514
Net increase in net assets from operations	12,035	47,139
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.10 and $0.20 per share, respectively)	(3,188)	(6,593)
Distributions to common stockholders from net realized gains ($0.25 and $0.07 per share, respectively)	(8,268)	(2,372)
Net decrease in net assets from distributions	(11,456)	(8,965)
CAPITAL ACTIVITY
Issuance of common stock	—	—
Discounts, commissions, and offering costs for issuance of common stock	—	—
Net increase in net assets from capital activity	—	—
NET INCREASE (DECREASE) IN NET ASSETS	579	38,174
NET ASSETS, JUNE 30	$446,409	$420,538

(A)Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$12,035	$47,139
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(27,800)	(17,150)
Principal repayments of investments	48,000	14,060
Net proceeds from the sale of investments	9,352	7,775
Net realized gain on investments	(4,452)	(1,929)
Net unrealized appreciation of investments	(212)	(47,514)
Amortization of premiums, discounts, and acquisition costs, net	(5)	(5)
Amortization of deferred financing costs and discounts	448	456
Bad debt expense, net of recoveries	71	55
Changes in assets and liabilities:
Decrease in interest receivable	886	806
Decrease (increase) in due from administrative agent	1,694	(659)
Increase in other assets, net	(239)	(68)
Increase in accounts payable and accrued expenses	708	901
(Decrease) increase in interest payable	(1)	571
Increase in fees due to Adviser(A)	637	9,708
Increase in fee due to Administrator(A)	68	94
Increase in other liabilities	122	179
Net cash provided by operating activities	41,312	14,419

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	29,800
Repayments on line of credit	—	(10,300)
Deferred financing and offering costs	(75)	(75)
Distributions paid to common stockholders	(11,456)	(8,965)
Net cash (used in) provided by financing activities	(11,531)	10,460

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	29,781	24,879

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	14,495	2,398

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$44,276	$27,277

CASH PAID FOR INTEREST	$3,330	$1,339
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 92.0%
Secured First Lien Debt – 43.1%
Diversified/Conglomerate Manufacturing – 1.2%
Phoenix Door Systems, Inc – Line of Credit, $0 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2024)(J)	$2,350	$2,350	$2,233
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(J)	3,200	3,200	3,040
		5,550	5,273
Diversified/Conglomerate Services – 18.0%
Counsel Press, Inc. – Term Debt (L+11.8%, 13.5% Cash, Due 3/2023)(K)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (L+13.0%, 14.8% Cash, Due 3/2023)(K)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(K)	27,700	27,700	27,700
Mason West, LLC – Term Debt (L+10.0%, 12.5% Cash, Due 7/2025)(K)	25,250	25,250	25,250
		80,450	80,450
Healthcare, Education, and Childcare – 4.5%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023) (K)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.5%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023) (K)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023) (K)	6,850	6,850	6,850
		24,550	24,550
Hotels, Motels, Inns, and Gaming Total – 7.6%
Nocturne Villa Rentals, Inc. – Line of Credit, $2,000 available (L+8.0%, 10.0% Cash, Due 6/2023)(K)	—	—	—
Nocturne Villa Rentals, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 6/2026)(K)	34,050	34,050	34,050
		34,050	34,050
Leisure, Amusement, Motion Pictures, and Entertainment – 6.3%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 5/2025)(K)	27,981	27,981	27,981

Total Secured First Lien Debt		$192,581	$192,304

Secured Second Lien Debt – 15.2%
Aerospace and Defense – 5.7%
Galaxy Technologies Holdings, Inc. – Term Debt (L+4.1%, 7.1% Cash, Due 10/2026)(K)	$6,500	$6,500	$6,500
Galaxy Technologies Holdings, Inc. – Term Debt (L+7.0%, 10.0% Cash, Due 10/2026)(K)	18,796	18,796	18,796
		25,296	25,296
Automobile – 0.3%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 7/2027)(J)	1,500	1,500	1,493
Country Club Enterprises, LLC – Guaranty ($1,000) (Q)	—	—	—
		1,500	1,493

Cargo Transport – 2.9%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(J)	13,000	12,992	12,983

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.0%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2025)(H)(K)	13,300	13,300	13,300

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.3%
SFEG Holdings, Inc. – Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(G)(K)	3,128	3,128	3,128
SFEG Holdings, Inc. – Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(G)(K)	11,736	11,736	11,736
		14,864	14,864

Total Secured Second Lien Debt		$67,952	$67,936

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

Preferred Equity – 33.3%
Diversified/Conglomerate Services – 15.2%
Counsel Press, Inc. – Preferred Stock(C)(K)	6,995	$6,995	$29,364
Horizon Facilities Services, Inc. – Preferred Stock(C)(K)	10,080	10,080	33,311
Mason West, LLC – Preferred Stock(C)(K)	11,206	11,206	5,293
		28,281	67,968
Healthcare, Education, and Childcare – 4.1%
Educators Resource, Inc. – Preferred Stock(C)(K)	8,560	8,560	18,313

Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.0%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(K)	6,653	6,653	26,388
Ginsey Home Solutions, Inc. – Preferred Stock(C)(K)	19,280	9,583	413
		16,236	26,801
Hotels, Motels, Inns, and Gaming Total – 3.7%
Nocturne Villa Rentals, Inc. – Preferred Stock (C)(K)	6,600	6,600	16,371

Leisure, Amusement, Motion Pictures, and Entertainment – 3.8%
Schylling, Inc. – Preferred Stock(C)(K)	4,000	4,000	17,186

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.5%
SFEG Holdings, Inc. – Preferred Stock(C)(K)	29,577	4,643	2,068

Total Preferred Equity		$68,320	$148,707

Common Equity/Equivalents – 0.4%
Aerospace and Defense – 0.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(K)	16,957	$11,513	$—

Cargo Transport – 0.4%
Diligent Delivery Systems – Common Stock Warrants(C)(K)	8%	500	1,882

Diversified/Conglomerate Manufacturing– 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(K)	3,195	1,452	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(K)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)- 0.0%
SFEG Holdings, Inc. – Common Stock(C)(K)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(L) – Common Units(C)(P)	5,817	30	88

Total Common Equity/Equivalents		$13,725	$1,970

Total Non-Control/Non-Affiliate Investments		$342,578	$410,917

AFFILIATE INVESTMENTS(N) – 57.5%
Secured First Lien Debt – 41.4%
Chemicals, Plastics, and Rubber – 6.0%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 7.3% Cash, Due 1/2024)(K)	$26,618	$26,618	$26,618

Diversified/Conglomerate Manufacturing – 2.0%
Edge Adhesives Holdings, Inc.(L) – Term Debt (L+5.5%, 7.5% Cash, Due 8/2024)(J)	9,210	9,210	8,968

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

Diversified/Conglomerate Services – 19.3%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(K)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (L+6.0%, 8.0% Cash, Due 10/2024) (G)(K)	16,500	16,500	13,129
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+10.3%, 12.0% Cash, Due 10/2024) (G)(K)	26,000	26,000	20,688
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+6.0%, 8.0% Cash, Due 3/2023) (G)(K)	2,438	2,438	1,940
The Maids International, LLC – Term Debt (L+10.5%, 12.3% Cash, Due 3/2025)(K)	28,560	28,560	28,560
		95,498	86,317
Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.6%
Old World Christmas, Inc. – Secured First Lien Term Loan (L+9.5%, 11.3% Cash, Due 12/2025)(K)	25,000	25,000	25,000

Mining, Steel, Iron and Non-Precious Metals Total – 4.1%
Utah Pacific Bridge & Steel, Ltd., $2,000 available (L+8.5%, 10.3% Cash, Due 7/2022)(K)	—	—	—
Utah Pacific Bridge & Steel, Ltd. (L+10.0%, 11.8% Cash, Due 7/2026)(K)	18,250	18,250	18,250
		18,250	18,250
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.6%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 5/2023)(G)(K)	3,400	3,400	2,495
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 5/2023)(G)(K)	900	900	—
		4,300	2,495
Telecommunications – 3.8%
B+T Group Acquisition, Inc.(L) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2024)(K)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(L) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2024)(K)	14,000	14,000	14,000
		16,800	16,800

Total Secured First Lien Debt		$195,676	$184,448

Secured Second Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(K)	$11,700	$11,700	$—
The Mountain Corporation – Delayed Draw Term Debt, $0 available (L+4.0%, 7.0% Cash, Due 4/2024)(G)(K)	1,500	1,500	—
		$13,200	—

Total Secured Second Lien Debt		$13,200	$—

Preferred Equity – 15.3%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(K)	158,598	$19,730	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(L) – Preferred Stock(C)(K)	8,199	8,199	—

Diversified/Conglomerate Services – 3.7%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(K)	67,490	6,749	15,273
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(K)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(K)	6,640	6,640	1,424
		24,309	16,697

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.3%
Old World Christmas, Inc. – Preferred Stock(C)(K)	6,180	—	37,168

Mining, Steel, Iron and Non-Precious Metals – 1.3%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock(C)(K)	6,000	6,000	6,000

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock(C)(K)	6,899	6,899	—

Telecommunications – 2.0%
B+T Group Acquisition, Inc.(L) – Preferred Stock(C)(K)	14,304	4,722	9,093

Total Preferred Equity		$69,859	$68,958

Common Equity/Equivalents – 0.8%
Diversified/Conglomerate Services – 0.7%
Nth Degree Investment Group, LLC – Common Stock(C)(K)	14,360,000	$1,219	$3,136

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(K)	751	1	—

Telecommunications – 0.1%
B+T Group Acquisition, Inc.(L) – Common Stock Warrants(C)(K)	3.5%	—	341

Total Common Equity/Equivalents		$1,220	$3,477

Total Affiliate Investments		$279,955	$256,883

CONTROL INVESTMENTS(O) – 4.9%:
Preferred Equity - 4.7%
Buildings and Real Estate Total - 4.7%
Dema/Mai Holdings, Inc - Preferred Equity	21,000	$21,000	$21,000
Total Preferred Equity		$21,000	$21,000

Common Equity/Equivalents – 0.2%
Leisure, Amusement, Motion Pictures, and Entertainment – 0.2%
Gladstone SOG Investments, Inc. - Common Stock(C)(K)	100	$620	$713
Total Common Equity/Equivalents		$620	$713

Total Control Investments		$21,620	$21,713

TOTAL INVESTMENTS – 154.4%		$644,153	$689,513

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $566.3 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2022, our investment in Funko Acquisition Holdings, LLC ("Funko") was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate ("LIBOR" or "L"), which was 1.8% as of June 30, 2022. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2022
(E)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)Debt security is on non-accrual status.
(H)$5.1 million of the debt security was participated to a third-party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2022.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
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
(Q)Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 99.2%
Secured First Lien Debt – 52.4%
Diversified/Conglomerate Manufacturing – 1.1%
Phoenix Door Systems, Inc – Line of Credit, $150 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2024)(J)	$2,000	$2,000	$1,920
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(J)	3,200	3,200	3,072
		5,200	4,992
Diversified/Conglomerate Services – 28.8%
Bassett Creek Services, Inc. – Term Debt(L+10.0%, 12.0% Cash, Due 4/2023)(K)	48,000	48,000	48,000
Counsel Press, Inc. – Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(K)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(K)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(K)	27,700	27,700	27,700
Mason West, LLC – Term Debt (L+10.0%, 12.5% Cash, Due 7/2025)(K)	25,250	25,250	25,250
		128,450	128,450
Healthcare, Education, and Childcare – 4.5%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023) (K)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.5%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023) (K)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023) (K)	6,850	6,850	6,850
		24,550	24,550
Hotels, Motels, Inns, and Gaming Total – 6.2%
Nocturne Villa Rentals, Inc. – Line of Credit, $2,000 available (L+8.0%, 10.0% Cash, Due 6/2023)(K)	—	—	—
Nocturne Villa Rentals, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 6/2026)(K)	27,700	27,700	27,700
		27,700	27,700
Leisure, Amusement, Motion Pictures, and Entertainment – 6.3%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 5/2025)(K)	27,981	27,981	27,981

Total Secured First Lien Debt		$233,881	$233,673

Secured Second Lien Debt – 15.0%
Aerospace and Defense – 5.7%
Galaxy Technologies Holdings, Inc. – Term Debt (L+4.1%, 7.1% Cash, Due 10/2026)(K)	$6,500	$6,500	$6,500
Galaxy Technologies Holdings, Inc. – Term Debt (L+7.0%, 10.0% Cash, Due 10/2026)(K)	18,796	18,796	18,796
		25,296	25,296
Automobile – 0.3%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 7/2027)(J)	1,500	1,500	1,498
Country Club Enterprises, LLC - Guaranty ($1,000) (Q)	—	—	—
		1,500	1,498

Cargo Transport – 2.9%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(J)	13,000	12,987	13,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.0%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2025)(H)(L)	13,300	13,300	13,300

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.1%
SFEG Holdings, Inc. – Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(G)(J)	3,128	3,128	2,909
SFEG Holdings, Inc. – Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(G)(J)	11,736	11,736	10,914
		14,864	13,823

Total Secured Second Lien Debt		$67,947	$66,917

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

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

Diversified/Conglomerate Services – 20.5%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(K)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (L+6.0%, 8.0% Cash, Due 10/2024) (G)(K)	16,500	16,500	15,023
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024) (G)(K)	26,000	26,000	23,672
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+6.0%, 8.0% Cash, Due 3/2023) (G)(K)	2,438	2,438	2,219
J.R. Hobbs Co. - Atlanta, LLC - Guaranty ($9,250)(Q)	—	—	—
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(K)	28,560	28,560	28,560
		95,498	91,474
Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.6%
Old World Christmas, Inc. – Secured First Lien Term Loan (L+9.5%, 11.0% Cash, Due 12/2025)(K)	25,000	25,000	25,000

Mining, Steel, Iron and Non-Precious Metals Total – 4.1%
Utah Pacific Bridge & Steel, Ltd., $2,000 available (L+8.5%, 10.0% Cash, Due 7/2022)(K)	—	—	—
Utah Pacific Bridge & Steel, Ltd. (L+10.0%, 11.5% Cash, Due 7/2026)(K)	18,250	18,250	18,250
		18,250	18,250
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.0%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 5/2022)(G)(K)	3,400	3,400	3,400
The Mountain Corporation – Line of Credit, $100 available (L+5.0%, 9.0% Cash, Due 5/2023)(G)(K)	800	800	800
		4,200	4,200
Telecommunications – 3.7%
B+T Group Acquisition, Inc.(L) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2024)(K)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(L) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2024)(K)	14,000	14,000	14,000
		16,800	16,800

Total Secured First Lien Debt		$195,576	$191,414

Secured Second Lien Debt – 0.2%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(K)	$11,700	$11,700	$923
The Mountain Corporation – Delayed Draw Term Debt, $0 available (L+4.0%, 7.0% Cash, Due 4/2024)(G)(K)	1,500	1,500	118
		$13,200	$1,041

Total Secured Second Lien Debt		$13,200	$1,041

Preferred Equity – 17.4%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(K)	158,598	$19,730	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(L) – Preferred Stock(C)(K)	8,199	8,199	—

Diversified/Conglomerate Services – 4.3%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(K)	67,490	6,749	16,405
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(K)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(K)	6,640	6,640	2,679
		24,309	19,084

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.5%
Old World Christmas, Inc. – Preferred Stock(C)(K)	6,180	—	37,842

Mining, Steel, Iron and Non-Precious Metals –1.3%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock(C)(K)	6,000	6,000	6,000

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock(C)(K)	6,899	6,899	—

Telecommunications – 3.3%
B+T Group Acquisition, Inc.(L) – Preferred Stock(C)(K)	14,304	4,722	14,746

Total Preferred Equity		$69,859	$77,672

Common Equity/Equivalents – 0.3%
Diversified/Conglomerate Services – 0.1%
Nth Degree Investment Group, LLC – Common Stock(C)(K)	14,360,000	$1,219	$511

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(K)	751	1	—

Telecommunications – 0.2%
B+T Group Acquisition, Inc.(L) – Common Stock Warrants(C)(K)	3.5%	—	921

Total Common Equity/Equivalents		$1,220	$1,432

Total Affiliate Investments		$279,855	$271,559

CONTROL INVESTMENTS(O) – 0.2%:
Common Equity/Equivalents – 0.2%
Leisure, Amusement, Motion Pictures, and Entertainment – 0.2%
Gladstone SOG Investments, Inc. - Common Stock(C)(K)	100	$620	$713
Total Common Equity/Equivalents		$620	$713

Total Control Investments		$620	$713

TOTAL INVESTMENTS – 160.2%(R)		$669,248	$714,396
(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $537.5 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2022, our investment in Funko was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR, which was 0.5% as of March 31, 2022. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.
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
(Q)Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(R)Cumulative gross unrealized appreciation for federal income tax purposes is $140.8 million; cumulative gross unrealized depreciation for federal income tax purposes is $97.1 million. Cumulative net unrealized appreciation is $43.8 million, based on a tax cost of $670.6 million.

GLADSTONE INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of June 30, 2022, our investment portfolio was comprised of 72.9% in debt investments and 27.1% in equity investments, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2023 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the SEC on May 11, 2022.
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2022, our loans to J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”), The Mountain Corporation (“The Mountain”), and SFEG Holdings, Inc. ("SFEG") were on non-accrual status, with an aggregate debt cost basis of $77.3 million, or 16.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $53.1 million, or 11.9% of the fair value of all debt investments in our portfolio. As of March 31, 2022, our loans to J.R. Hobbs, The Mountain, and SFEG were on non-accrual status, with an aggregate debt cost basis of $77.2 million, or 15.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $60.0 million, or 12.2% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of June 30, 2022 and March 31, 2022, we did not have any loans with a PIK interest component.
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
As of June 30, 2022 and March 31, 2022, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and March 31, 2022, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of June 30, 2022:
Secured first lien debt	$376,752	$—	$—		$376,752
Secured second lien debt	67,936	—	—		67,936
Preferred equity	238,665	—	—		238,665
Common equity/equivalents	6,160	—	88	(A)	6,072
Total Investments as of June 30, 2022	$689,513	$—	$88		$689,425

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2022:
Secured first lien debt	$425,087	$—	$—		$425,087
Secured second lien debt	67,958	—	—		67,958
Preferred equity	217,599	—	—		217,599
Common equity/equivalents	3,752	—	74	(A)	3,678
Total Investments as of March 31, 2022	$714,396	$—	$74		$714,322
(A)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of June 30, 2022 and March 31, 2022, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	June 30, 2022	March 31, 2022
Non-Control/Non-Affiliate Investments
Secured first lien debt	$192,304	$233,673
Secured second lien debt	67,936	66,917
Preferred equity	148,707	139,927
Common equity/equivalents(A)	1,882	1,533
Total Non-Control/Non-Affiliate Investments	410,829	442,050

Affiliate Investments
Secured first lien debt	184,448	191,414
Secured second lien debt	—	1,041
Preferred equity	68,958	77,672
Common equity/equivalents	3,477	1,432
Total Affiliate Investments	256,883	271,559

Control Investments
Secured first lien debt	—	—
Secured second lien debt	—	—
Preferred equity	21,000	—
Common equity/equivalents	713	713
Total Control Investments	21,713	713

Total investments at fair value using Level 3 inputs	$689,425	$714,322
(A)Excludes our investment in Funko with a fair value of $88 thousand and $74 thousand as of June 30, 2022 and March 31, 2022, respectively, which was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of June 30, 2022 and March 31, 2022. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	June 30, 2022	March 31, 2022			June 30, 2022	March 31, 2022
Secured first lien debt	$362,511	$411,023	TEV	EBITDA multiple	3.4x – 8.0x / 6.7x	3.4x – 9.3x / 7.0x
				EBITDA	$3,963–$15,692 / $8,655	$3,990 – $13,707/$8,221
				Revenue multiple	0.25x –0.5x / 0.27x	0.7x – 0.7x / 0.7x
				Revenue	$13,357 – $87,718 / $81,224	$14,072 – $14,072 /$14,072
	14,241	14,064	Yield Analysis	Discount Rate	12.4% – 15.9% / 15.3%	11.3% – 15.2% / 14.6%
Secured second lien debt	53,459	39,637	TEV	EBITDA multiple	5.4x – 6.5x / 5.8x	5.6x – 6.8x / 6.0x
				EBITDA	$3,767 – $5,319 / $4,881	$3,953 – $5,488 /$4,959
				Revenue multiple	0.5x –0.5x / 0.5x	0.7x – 0.7x / 0.7x
				Revenue	$13,357 – $13,357 / $13,357	$14,072 – $14,072 /$14,072
	14,477	28,321	Yield Analysis	Discount Rate	10.1% –11.3% / 11.2%	10.0% – 12.2% /11.6%
Preferred equity(A)	238,665	217,599	TEV	EBITDA multiple	2.9x – 8.0x / 6.1x	3.4x – 9.3x / 6.8 x
				EBITDA	$796 – $15,692 / $7,065	$1,210– $13,707 / $6,926
				Revenue multiple	0.25x – 0.5x / 0.35x	0.7x – 0.7x / 0.7x
				Revenue	$13,357 – $87,718 / $58,927	$14,072 – $14,072 /$14,072
Common equity/ equivalents(B)	6,072	3,678	TEV	EBITDA multiple	4.6x – 8.0x / 5.6x	4.8x – 8.4x / 5.8 x
				EBITDA	$838 – $15,692 / $5,944	$829 – $13,707 /$5,709
				Revenue multiple	0.5x – 0.5x / 0.5x	0.7x – 0.7x / 0.7 x
				Revenue	$13,357 – $13,357 / $13,357	$14,072 – $14,072 /$14,072
Total	$689,425	$714,322
(A)Fair value as of June 30, 2022 includes one new proprietary equity investment for $21.0 million, which was valued at cost using the transaction price as the unobservable input.
(B)Fair value as of both June 30, 2022 and March 31, 2022 excludes our investment in Funko with a fair value of $88 thousand and $74 thousand, respectively, which was valued using Level 2 inputs.

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
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months ended June 30, 2022 and 2021 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended June 30, 2022:
Fair value as of March 31, 2022	$425,087	$67,958	$217,599	$3,678	$714,322
Total gain (loss):
Net realized gain (loss)(A)	—	—	4,728	—	4,728
Net unrealized appreciation (depreciation)(B)	(7,135)	(27)	17,216	2,394	12,448
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(12,250)	—	(12,250)
New investments, repayments and settlements(C):
Issuances / originations	6,800	5	21,000		27,805
Settlements / repayments	(48,000)	—	—	—	(48,000)
Sales	—	—	(9,628)	—	(9,628)
Transfers(D)	—	—	—	—	—
Fair value as of June 30, 2022	$376,752	$67,936	$238,665	$6,072	$689,425

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended June 30, 2021:
Fair value as of March 31, 2021	$368,688	$102,897	$159,478	$2,671	$633,734
Total gain (loss):
Net realized gain (loss)(A)	—	—	1,786	—	1,786
Net unrealized appreciation (depreciation)(B)	5,850	27	42,855	(650)	48,082
Reversal of previously recorded (appreciation) depreciation upon realization(B)	60	—	(628)	—	(568)
New investments, repayments and settlements(C):
Issuances / originations	4,050	6,505	6,600	—	17,155
Settlements / repayments	(14,060)	—	—	—	(14,060)
Sales	—	—	(7,626)	—	(7,626)
Transfers(D)	52,385	(52,385)	—	—	—
Fair value as of June 30, 2021	$416,973	$57,044	$202,465	$2,021	$678,503
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2022 and 2021.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2022 and 2021.

(C)Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)2021: Transfers represent secured second lien debt of J.R. Hobbs with a total cost basis and fair value of $52.5 million and $52.4 million, respectively, which was converted into secured first lien debt during the three months ended June 30, 2021.
Investment Activity
During the three months ended June 30, 2022, the following significant transactions occurred:
•In May 2022, we invested an additional $6.4 million in the form of secured first lien debt in Nocturne Villa Rentals, Inc. ("Nocturne") to fund an add-on acquisition.
•In June 2022, we sold our investment in Bassett Creek Services, Inc. ("Bassett Creek"), which resulted in success fee income of $3.0 million and a realized gain on preferred equity of $4.7 million. In connection with the sale, we received net cash proceeds of $57.6 million, including the repayment of our debt investment of $48.0 million at par.
•In June 2022, we invested $21.0 million in a new portfolio company, Dema/Mai Holdings, Inc. (“Dema/Mai”), in the form of preferred equity to acquire Mai Mechanical, LLC, a leading provider of plumbing and mechanical services focused on multi-family residential construction headquartered in Denver, Colorado, from J.R. Hobbs, an existing portfolio company. Refer to Note 13 – Subsequent Events for discussion of add-on investment activity in Dema/Mai that occurred subsequent to June 30, 2022.
Investment Concentrations
As of June 30, 2022, our investment portfolio consisted of investments in 26 portfolio companies located in 18 states across 15 different industries with an aggregate fair value of $689.5 million. Our investments in Old World Christmas, Inc., Horizon Facilities Services, Inc. ("Horizon"), Counsel Press, Inc., Brunswick Bowling Products, Inc., and Nocturne represented our five largest portfolio investments at fair value and collectively comprised $281.4 million, or 40.8%, of our total investment portfolio at fair value as of June 30, 2022.
The following table summarizes our investments by security type as of June 30, 2022 and March 31, 2022:

	June 30, 2022				March 31, 2022
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$388,257	60.3%	$376,752	54.6%	$429,457	64.2%	$425,087	59.5%
Secured second lien debt	81,152	12.6%	67,936	9.9%	81,147	12.1%	67,958	9.5%
Total debt	469,409	72.9%	444,688	64.5%	510,604	76.3%	493,045	69.0%

Preferred equity	159,179	24.7%	238,665	34.6%	143,079	21.4%	217,599	30.5%
Common equity/equivalents	15,565	2.4%	6,160	0.9%	15,565	2.3%	3,752	0.5%
Total equity/equivalents	174,744	27.1%	244,825	35.5%	158,644	23.7%	221,351	31.0%
Total investments	$644,153	100.0%	$689,513	100.0%	$669,248	100.0%	$714,396	100.0%

Investments at fair value consisted of the following industry classifications as of June 30, 2022 and March 31, 2022:

	June 30, 2022		March 31, 2022
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$254,568	36.9%	$307,403	43.0%
Home and Office Furnishings, Housewares, and Durable Consumer Products	126,819	18.4%	125,440	17.6%
Hotels, Motels, Inns, and Gaming	50,421	7.3%	37,923	5.3%
Leisure, Amusement, Motion Pictures, and Entertainment	45,880	6.6%	46,514	6.5%
Healthcare, Education, and Childcare	38,313	5.6%	39,252	5.5%
Chemicals, Plastics, and Rubber	26,618	3.9%	26,618	3.7%
Telecommunications	26,234	3.8%	32,467	4.6%
Aerospace and Defense	25,296	3.6%	25,296	3.5%
Mining, Steel, Iron and Non-Precious Metals	24,250	3.5%	24,250	3.4%
Buildings and Real Estate	21,000	3.0%	—	—%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	16,932	2.5%	13,823	1.9%
Cargo Transport	14,865	2.2%	14,533	2.0%
Diversified/Conglomerate Manufacturing	14,241	2.1%	14,064	2.0%
Other < 2.0%	4,076	0.6%	6,813	1.0%
Total investments	$689,513	100.0%	$714,396	100.0%
Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2022 and March 31, 2022:

	June 30, 2022		March 31, 2022
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$207,361	30.1%	$194,100	27.2%
West	189,184	27.4%	158,607	22.2%
South	181,478	26.3%	188,978	26.4%
Midwest	111,490	16.2%	172,711	24.2%
Total investments	$689,513	100.0%	$714,396	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2022:

Amount
For the remaining nine months ending March 31, 2023	$89,488
For the fiscal years ending March 31:
2024	53,268
2025	169,334
2026	78,231
2027	77,596
Thereafter	1,500
Total contractual repayments	$469,417
Adjustments to cost basis of debt investments	(8)
Investments in equity securities	174,744
Total cost basis of investments held as of June 30, 2022:	$644,153
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2022 and March 31, 2022, we had gross receivables from portfolio companies of $1.9 million and $1.7 million, respectively. As of June 30, 2022 and March 31, 2022, the allowance for uncollectible receivables was $1.4 million and $1.3 million, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We pay the Adviser certain fees as compensation for its services under the Advisory Agreement, consisting of a base management fee and an incentive fee and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, all as described below. On July 12, 2022, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the annual renewal of the Advisory Agreement through August 31, 2023.
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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,
	2022	2021
Average total assets subject to base management fee(A)	$712,600	$664,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	3,563	3,320
Credits to fees from Adviser - other(B)	(750)	(1,251)
Net base management fee	$2,813	$2,069

Loan servicing fee(B)	1,758	1,868
Credits to base management fee - loan servicing fee(B)	(1,758)	(1,868)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,076	$1,938
Incentive fee – capital gains-based(C)	933	10,310
Total incentive fee(B)	$3,009	$12,248
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$3,009	$12,248
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $36 thousand for the three months ended June 30, 2022, and $69 thousand for the three months ended June 30, 2021, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the period ended June 30, 2022, no capital gains-based incentive fees were contractually due to the Adviser. During the year ended March 31, 2022, capital gains-based incentive fees of $5.3 million were contractually due and paid to the Adviser.
In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three months ended June 30, 2022, we recorded capital gains-based incentive fees of $0.9 million. During the three months ended June 30, 2021, we recorded capital gains-based incentive fees of $10.3 million.
Transactions with the Administrator
We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and general counsel and secretary, and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Mr. LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 12, 2022, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2023.
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
Other Transactions
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three months ended June 30, 2022, the fees received by Gladstone Securities from our portfolio companies totaled $0.3 million. During the three months ended June 30, 2021, the fees received by Gladstone Securities from our portfolio companies totaled $0.1 million.
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31,
	2022	2022
Base management and loan servicing fee due to Adviser, net of credits	$1,486	$1,648
Incentive fee due to Adviser(A)	28,404	27,577
Other due to Adviser	94	63
Total fees due to Adviser	29,984	29,288
Fee due to Administrator	695	627
Total related party fees due	$30,679	$29,915

(A)Includes a capital gains-based incentive fee of $26.3 million and $25.4 million as of June 30, 2022 and March 31, 2022, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $27 thousand, as of March 31, 2022. There were no co-investment expenses outstanding as of June 30, 2022. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities.
NOTE 5. BORROWINGS
Revolving Line of Credit
On March 8, 2021, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 6 to the Credit Facility with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of June 30, 2022, the Credit Facility provided a one-year extension option that may be exercised on or before March 8, 2023, subject to approval by all lenders.
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
The following tables summarize noteworthy information related to the Credit Facility:

	As of June 30, 2022	As of March 31, 2022
Commitment amount	$180,000	$180,000
Borrowings outstanding at cost	$—	$—
Availability(A)	$180,000	$180,000

	For the Three Months Ended June 30,
	2022	2021
Weighted-average borrowings outstanding	$—	$26,363
Effective interest rate(B)	1.0%	9.3%
Commitment (unused) fees incurred	$455	$389
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $177.4 million and $180.0 million as of June 30, 2022 and March 31, 2022, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $286.3 million as of June 30, 2022; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2022, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $702.1 million, asset coverage on our senior securities representing indebtedness of 261.9%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2022, we were in compliance with all covenants under the Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2022 and March 31, 2022, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.5% floor, plus 2.85% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. As of each of June 30, 2022 and March 31, 2022, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations. We had no borrowings outstanding on the Credit Facility as of June 30, 2022 and March 31, 2022.
The following tables provide relevant information and disclosures about the Credit Facility as of June 30, 2022 and March 31, 2022, and for the three months ended June 30, 2022 and 2021, as required by ASC 820:

Level 3 – Borrowings
Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2022	March 31, 2022
Credit Facility	$—	$—

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended June 30, 2022:
Fair value at March 31, 2022	$—
Borrowings	—
Repayments	—
Unrealized appreciation (depreciation)	—
Fair value at June 30, 2022	$—

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended June 30, 2021:
Fair value at March 31, 2021	$22,400
Borrowings	29,800
Repayments	(10,300)
Unrealized appreciation (depreciation)	—
Fair value at June 30, 2021	$41,900
The fair value of the collateral under the Credit Facility was $566.3 million and $537.5 million as of June 30, 2022 and March 31, 2022, respectively.
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
The indenture relating to the 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we will provide the holders of the 2026 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
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

The indenture relating to the 2028 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2028 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
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
The following tables summarize our 2026 Notes and 2028 Notes as of June 30, 2022 and March 31, 2022:

As of June 30, 2022:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
Notes payable, gross(B)					10,499,500		262,488
Less: Unamortized Discounts							(5,923)
Notes payable, net(C)							$256,565

As of March 31, 2022:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
Notes payable, gross(B)					10,499,500		262,488
Less: Unamortized Discounts							(6,236)
Notes payable, net(C)							$256,252
(A)The 2026 Notes can be redeemed at our option at any time on or after May 1, 2023. The 2028 Notes can be redeemed at our option at any time on or after November 1, 2023.
(B)As of June 30, 2022 and March 31, 2022, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 261.9% and 252.9%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value, based on the last reported closing prices, of the 2026 Notes and 2028 Notes as of June 30, 2022 was $122.8 million and $126.5 million, respectively. The fair value, based on the last reported closing prices, of the 2026 Notes and 2028 Notes as of March 31, 2022 was $128.3 million and $134.3 million, respectively. We consider the closing prices of the 2026 Notes and 2028 Notes to be Level 1 inputs within the ASC 820 hierarchy.
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
The following tables summarize dividends declared by our Board of Directors and paid by us on our Series E Term Preferred Stock during the three months ended June 30, 2021:
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
NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of June 30, 2022, we had the ability to issue up to $300.0 million of the securities registered under the registration statement.
NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Net increase in net assets resulting from operations	$12,035	$47,139
Basic and diluted weighted-average common shares	33,205,023	33,205,023
Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.36	$1.42

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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of cash distributions paid to common stockholders during the current calendar year as of June 30, 2022, 60.6% would be from ordinary income and 39.4% would be from capital gains.
We paid the following cash distributions to our common stockholders for the three months ended June 30, 2022 and 2021:
For the Three Months Ended June 30, 2022:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 12, 2022	April 22, 2022	April 29, 2022	$0.075
April 12, 2022	May 20, 2022	May 31, 2022	0.075
April 12, 2022	June 6, 2022	June 15, 2022	0.120	(A)
April 12, 2022	June 22, 2022	June 30, 2022	0.075
	Three Months Ended June 30, 2022		$0.345
For the Three Months Ended June 30, 2021:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 13, 2021	April 23, 2021	April 30, 2021	$0.070
April 13, 2021	May 19, 2021	May 28, 2021	0.070
April 13, 2021	June 8, 2021	June 17, 2021	0.060	(A)
April 13, 2021	June 18, 2021	June 30, 2021	0.070
	Three Months Ended June 30, 2021		$0.270
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid were $11.5 million and $9.0 million for the three months ended June 30, 2022 and 2021, respectively.
For the fiscal year ended March 31, 2022, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.9 million of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2022 net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $15.7 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.
For the three months ended June 30, 2022, we recorded $0.9 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2021, we recorded $0.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Overdistributed net investment income and increased Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.
We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the year ended March 31, 2022, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2022 and March 31, 2022, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.0 million and $0.2 million as of June 30, 2022 and March 31, 2022, respectively.
Financial Commitments and Obligations

We may have line of credit and delayed draw term debt commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and delayed draw term debt commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term debt commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term debt commitments as of June 30, 2022 and March 31, 2022 to be insignificant.
As of June 30, 2022, a guaranty is in place with one of our portfolio companies, Country Club Enterprises, LLC (“CCE”), whereby we have guaranteed $1.0 million of CCE’s obligations. As of June 30, 2022, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of June 30, 2022 and March 31, 2022 to be insignificant.
The following table summarizes the principal balances of unused line of credit and delayed draw term debt commitments and guaranties as of June 30, 2022 and March 31, 2022, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2022	March 31, 2022
Unused line of credit and delayed draw term debt commitments	$4,000	$4,250
Guaranties	1,000	10,250
Total	$5,000	$14,500
NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2022	2021
Per Common Share Data:
Net asset value at beginning of period(A)	$13.43	$11.52
Income from investment operations(B)
Net investment income (loss)	0.22	(0.07)
Net realized gain (loss) on investments and other	0.13	0.06
Net unrealized appreciation (depreciation) of investments	0.01	1.43
Total from investment operations	0.36	1.42
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.10)	(0.20)
Cash distributions to common stockholders from realized gains(C)	(0.25)	(0.07)
Total from equity capital activity	(0.35)	(0.27)
Other, net(B)(D)	—	(0.01)
Net asset value at end of period(A)	$13.44	$12.66

Per common share market value at beginning of period	$16.13	$12.23
Per common share market value at end of period	$14.08	$14.41
Total investment return(E)	(10.58)%	20.08%
Common stock outstanding at end of period(A)	33,205,023	33,205,023

Statement of Assets and Liabilities Data:
Net assets at end of period	$446,409	$420,538
Average net assets(F)	$445,377	$394,470

Senior Securities Data:
Total borrowings, at cost	$267,584	$174,934
Mandatorily redeemable preferred stock (G)	$—	$94,371

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)	10.71%	20.62%
Ratio of net investment income (loss) to average net assets – annualized(I)	6.62%	(2.34)%

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
(H)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 12.96% and 23.78% for the three months ended June 30, 2022 and 2021, respectively.

(I)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets - annualized would have been 4.37% and (5.50)% for the three months ended June 30, 2022 and 2021, respectively.
NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the three month periods ended June 30, 2022 and 2021.

NOTE 13. SUBSEQUENT EVENTS
Investment Activity
•In July 2022, we invested an additional $39.1 million in the form of secured first lien debt in Dema/Mai to fund an add-on acquisition of Dema Plumbing, a plumbing and mechanical systems installation and service provider to single-family residential homebuilders.
•In July 2022, we recapitalized our investment in Horizon and invested an additional $30.0 million in the form of secured first lien debt. In connection with this investment, we received equity proceeds of $12.3 million, which were recognized as a $10.1 million return of preferred equity cost basis and a realized gain of $2.2 million, as well as dividend income of $3.1 million and success fee income of $1.7 million.
Distributions and Dividends
In July 2022, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 22, 2022	July 29, 2022	$0.075
August 23, 2022	August 31, 2022	0.075
September 22, 2022	September 30, 2022	0.075
	Total for the Quarter:	$0.225
Revolving Line of Credit
As of the date of this report, we had $12.6 million outstanding under the Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation, or the general economy, including inflation; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); (12) the impact of COVID-19 generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties; and (13) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 11, 2022 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”). Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $70 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of June 30, 2022, our investment portfolio was comprised of 72.9% in debt investments and 27.1% in equity investments, at cost.
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

We are externally managed by the Adviser, an investment adviser registered with the SEC and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). The Adviser manages our investment activities. We have also entered into an administration agreement with Gladstone Administration, LLC, an affiliate of ours and the Adviser, whereby we pay separately for administrative services.
Our shares of common stock, our 5.00% Notes due 2026 (“2026 Notes”), and our 4.875% Notes due 2028 (“2028 Notes”) are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINN,” and “GAINZ,” respectively.

Business
Portfolio Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the three months ended June 30, 2022, we invested in one new portfolio company and exited one portfolio company. From our initial public offering in June 2005 through June 30, 2022, we invested in 56 companies, excluding investments in syndicated loans, for a total of approximately $1.5 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2022, we had unrecognized, contractual success fees of $49.0 million, or $1.47 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through June 30, 2022, we completed sales of 28 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $267.3 million in net realized gains and $39.4 million in other income upon exit, for a total increase to our net assets of $306.6 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 28 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 87.5% from March 2011 through June 30, 2022, and allowed us to declare and pay 16 supplemental distributions to common stockholders through June 30, 2022.
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
Although we have been able to access the capital markets historically, market conditions, including the impact of COVID-19, inflation, and rising interest rates, may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On June 30, 2022, the closing market price of our common stock was $14.08 per share, representing a 4.8% premium to our net asset value (“NAV”) of $13.44 per share as of June 30, 2022. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.
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
As of June 30, 2022, our asset coverage ratio on our senior securities representing indebtedness was 261.9%.
Investment Highlights
Investment Activity
During the three months ended June 30, 2022, the following significant transactions occurred:
•In May 2022, we invested an additional $6.4 million in the form of secured first lien debt in Nocturne Villa Rentals, Inc. ("Nocturne") to fund an add-on acquisition.
•In June 2022, we sold our investment in Bassett Creek Services, Inc. ("Bassett Creek"), which resulted in success fee income of $3.0 million and a realized gain on preferred equity of $4.7 million. In connection with the sale, we received net cash proceeds of $57.6 million, including the repayment of our debt investment of $48.0 million at par.
•In June 2022, we invested $21.0 million in a new portfolio company, Dema/Mai Holdings, Inc. (“Dema/Mai”), in the form of preferred equity to acquire Mai Mechanical, LLC, a leading provider of plumbing and mechanical services focused on multi-family residential construction headquartered in Denver, Colorado, from J.R. Hobbs Co. - Atlanta, LLC ("J.R. Hobbs"), an existing portfolio company. Subsequent to June 30, 2022, in July 2022, we invested an additional $39.1 million in the form of secured first lien debt in Dema/Mai to fund an add-on acquisition of Dema Plumbing, a plumbing and mechanical systems installation and service provider to single-family residential homebuilders. Refer to Note 13 – Subsequent Events in the accompanying Notes to Consolidated Financial Statements for further discussion of significant investment activity that occurred subsequent to June 30, 2022.

The following significant investment activity occurred subsequent to June 30, 2022. Also refer to Note 13 – Subsequent Events in the accompanying Notes to Consolidated Financial Statements.
•In July 2022, we recapitalized our investment in Horizon Facilities Services, Inc. ("Horizon") and invested an additional $30.0 million in the form of secured first lien debt. In connection with this investment, we received equity proceeds of $12.3 million, which were recognized as a $10.1 million return of preferred equity cost basis and a realized gain of $2.2 million, as well as dividend income of $3.1 million and success fee income of $1.7 million.
Recent Developments
Distributions and Dividends
In July 2022, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 22, 2022	July 29, 2022	$0.075
August 23, 2022	August 31, 2022	0.075
September 22, 2022	September 30, 2022	0.075
	Total for the Quarter:	$0.225

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
Impact of Inflation
We believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. During the three months ended June 30, 2022, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, we expect that the cumulative effect of these inflationary pressures may impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
INVESTMENT INCOME
Interest income	$12,741	$15,992	$(3,251)	(20.3)%
Dividend and success fee income	6,556	2,034	4,522	222.3%
Total investment income	19,297	18,026	1,271	7.1%

EXPENSES
Base management fee	3,563	3,320	243	7.3%
Loan servicing fee	1,758	1,868	(110)	(5.9)%
Incentive fee	3,009	12,248	(9,239)	(75.4)%
Administration fee	380	399	(19)	(4.8)%
Interest and dividend expense	3,784	3,804	(20)	(0.5)%
Amortization of deferred financing costs and discounts	448	456	(8)	(1.8)%
Other	1,492	1,354	138	10.2%
Expenses before credits from Adviser	14,434	23,449	(9,015)	(38.4)%
Credits to fees from Adviser	(2,508)	(3,119)	611	(19.6)%
Total expenses, net of credits to fees	11,926	20,330	(8,404)	(41.3)%
NET INVESTMENT INCOME (LOSS)	7,371	(2,304)	9,675	NM

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	4,452	1,929	2,523	130.8%
Net unrealized appreciation of investments	212	47,514	(47,302)	(99.6)%
Net realized and unrealized gain	4,664	49,443	(44,779)	(90.6)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$12,035	$47,139	$(35,104)	(74.5)%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	33,205,023	33,205,023	—	—

BASIC AND DILUTED PER COMMON SHARE:
Net investment income (loss)	$0.22	$(0.07)	$0.29	NM
Net increase in net assets resulting from operations	$0.36	$1.42	$(1.06)	(74.6)%
NM = Not Meaningful
Investment Income
Total investment income increased 7.1% for the three months ended June 30, 2022, as compared to the prior year period, due to an increase in dividend and success fee income, partially offset by a decrease in interest income.
Interest income from our investments in debt securities decreased 20.3% for the three months ended June 30, 2022, as compared to the prior year period. During the three months ended June 30, 2021, we received $2.3 million of past due interest from certain loans that were previously on non-accrual status compared to no such collection in the current year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield.

The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2022 was $431.0 million, compared to $466.1 million for the prior year period. This decrease was primarily due to the $64.2 million of loans placed on non-accrual status and $48.9 million of pay-offs, restructurings, or write-offs of debt investments, partially offset by the $50.5 million of follow-on debt investments to existing portfolio companies, $44.5 million of loans returned to accrual status, and the origination of $21.6 million of new debt investments after March 31, 2021, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.

The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 11.9% for the three months ended June 30, 2022, compared to 13.8% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. During the three months ended June 30, 2021, we collected $2.3 million in past due interest from portfolio companies that were previously on non-accrual status, including $1.3 million from B+T Group Acquisition, Inc., $1.0 million from SOG Speciality Knives & Tools, LLC and $0.1 million from PSI Molded Plastics, Inc. We had no collections of past due interest during three months ended June 30, 2022.
As of June 30, 2022, our loans to J.R. Hobbs, The Mountain Corporation (“The Mountain”), and SFEG Holdings, Inc. ("SFEG") were on non-accrual status, with an aggregate debt cost basis of $77.3 million. As of June 30, 2021, our loans to The Mountain and SFEG were on non-accrual status, with an aggregate debt cost basis of $28.7 million.
Dividend and success fee income for the three months ended June 30, 2022 increased $4.5 million from the prior year period. During the three months ended June 30, 2022, dividend and success fee income consisted of $5.0 million of success fee income and $1.6 million of dividend income. During the three months ended June 30, 2021, dividend and success fee income consisted primarily of $2.0 million of success fee income.
As of June 30, 2022 and March 31, 2022, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 41.3% during the three months ended June 30, 2022, as compared to the prior year period, primarily due to a decrease in the incentive fee.
In accordance with GAAP, we recorded a $0.9 million capital gains-based incentive fee during the three months ended June 30, 2022, compared to $10.3 million recorded during the three months ended June 30, 2021. The capital gains-based incentive fee was a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased by $0.1 million for the three months ended June 30, 2022, as compared to the prior year period, primarily due to an increase in pre-incentive fee net investment income, coupled with an increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2022	2021
Average total assets subject to base management fee(A)	$712,600	$664,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	$3,563	$3,320
Credits to fees from Adviser - other(B)	(750)	(1,251)
Net base management fee	$2,813	$2,069

Loan servicing fee(B)	$1,758	$1,868
Credits to base management fee - loan servicing fee(B)	(1,758)	(1,868)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,076	$1,938
Incentive fee – capital gains-based(C)	933	10,310
Total incentive fee(B)	$3,009	$12,248
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$3,009	$12,248
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
Interest and dividend expense decreased 0.5% during the three months ended June 30, 2022, as compared to the prior year period, due to a decrease in dividend expense, partially offset by an increase in interest expense. Dividend expense decreased by $1.5 million as a result of the 6.375% Series E Cumulative Term Preferred Stock (“Series E Term Preferred Stock”) redemption August 2021. Interest expense increased by $1.5 million primarily due to the issuance of the 2028 Notes in August 2021, which was partially offset by lower interest expense related to the Credit Facility. There was no weighted-average balance outstanding on the Credit Facility during the three months ended June 30, 2022, as compared to $26.4 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended June 30, 2022 was 1.0%, as compared to 9.3% in the prior year period. The decrease in the effective interest rate on the Credit Facility was a result of no borrowings outstanding on the Credit Facility and the 1.0% unused commitment fee on the undrawn portion of the Credit Facility.

Realized and Unrealized Gain (Loss)

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Horizon Facilities Service, Inc.	$—	$15,504	$—	$15,504
Nocturne Villa Rentals, Inc.	—	6,147	—	6,147
Brunswick Bowling Products, Inc.	—	4,903	—	4,903
Counsel Press, Inc.	—	3,990	—	3,990
SFEG Holdings, Inc.	—	3,108	—	3,108
Nth Degree Investment Group, LLC	—	2,625	—	2,625
Old World Christmas, Inc.	—	(674)	—	(674)
Educators Resource, Inc.	—	(939)	—	(939)
ImageWorks Display and Marketing Group, Inc.	—	(1,132)	—	(1,132)
The Maids International, LLC	—	(1,254)	—	(1,254)
Mason West, LLC	—	(2,260)	—	(2,260)
The Mountain Corporation	—	(2,846)	—	(2,846)
Ginsey Home Solutions, Inc.	—	(2,850)	—	(2,850)
J.R. Hobbs Co. - Atlanta, LLC	—	(5,158)	—	(5,158)
B+T Group Acquisition, Inc.	—	(6,234)	—	(6,234)
Bassett Creek Services, Inc.	4,728	—	(12,250)	(7,522)
Other, net (<$1.0 million, net)	(276)	(468)	—	(744)
Total	$4,452	$12,462	$(12,250)	$4,664

	Three Months Ended June 30, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
B+T Group Acquisition, Inc.	$—	$11,297	$—	$11,297
Old World Christmas, Inc.	—	8,650	—	8,650
SOG Specialty Knives and Tools, LLC	—	5,785	—	5,785
Educators Resource, Inc.	—	5,204	—	5,204
Schylling, Inc.	—	4,244	—	4,244
PSI Molded Plastics, Inc.	—	3,633	—	3,633
Horizon Facilities Service, Inc.	—	3,435	—	3,435
Bassett Creek Services, Inc.	—	3,013	—	3,013
ImageWorks Display and Marketing Group, Inc.	—	2,364	—	2,364
Counsel Press, Inc.	—	2,141	—	2,141
Galaxy Tool Holding Corporation	—	1,404	—	1,404
Brunswick Bowling Products, Inc.	—	1,172	—	1,172
Head Country, Inc.	3,627	—	(2,469)	1,158
Channel Technologies Group, LLC	(1,841)	—	1,841	—
Diligent Delivery Systems	—	(669)	—	(669)
The Maids International, LLC	—	(819)	—	(819)
Mason West, LLC	—	(891)	—	(891)
Pioneer Square Brands, Inc.	—	(1,462)	—	(1,462)
Other, net (<$1.0 million, net)	143	(411)	52	(216)
Total	$1,929	$48,090	$(576)	$49,443

Net Realized Gain (Loss) on Investments
During the three months ended June 30, 2022, we recorded net realized gains on investments of $4.5 million, primarily due to a $4.7 million realized gain from the exit of Bassett Creek Services, Inc. During the three months ended June 30, 2021, we recorded net realized gains on investments of $1.9 million, primarily related to a $3.6 million realized gain from the exit of Head Country, Inc. ("Head Country"), partially offset by a $1.8 million realized loss from the dissolution of Channel Technologies Group, LLC ("CTG").
Net Unrealized Appreciation (Depreciation) of Investments
Net unrealized appreciation of investments of $0.2 million for the three months ended June 30, 2022 was primarily due to increased performance of certain of our other portfolio companies, driven partially by the reversal of the impact of COVID-19 on certain of our portfolio companies and the markets in which they operate. These amounts were partially offset by the reversal of unrealized appreciation of our investment in Bassett Creek upon its exit, decreased performance of certain of our other portfolio companies and decreased comparable transaction multiples used to estimate the fair value of certain of our portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19, and its variants, has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, operating challenges, including but not limited to, labor shortages, supply chain delays, increased material costs and demand for their products, and general economic outlook, or the reversal of such impact towards pre-COVID-19 levels.
Net unrealized appreciation of investments of $47.5 million for the three months ended June 30, 2021 was primarily due to the increased performance of certain portfolio companies, the reversal of previously recorded unrealized depreciation of our investment in CTG upon its dissolution, and an increase in comparable transaction multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by the reversal of previously recorded unrealized appreciation of our investment in Head Country and a decline in performance of certain other portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19, and its variants, has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, as well as demand for their products and general economic outlook.
Across our entire investment portfolio, we recorded net unrealized depreciation of $7.2 million on our debt positions and appreciation of $7.4 million on our equity positions, for the three months ended June 30, 2022. As of June 30, 2022, the fair value of our investment portfolio was more than the cost basis by $45.4 million, as compared to March 31, 2022, when the fair value of our investment portfolio was more than the cost basis by $45.1 million, representing net unrealized appreciation of $0.2 million for the three months ended June 30, 2022. Our entire portfolio had a fair value of 107.0% of cost as of June 30, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2022 was $41.3 million, as compared to net cash provided by operating activities of $14.4 million for the three months ended June 30, 2021. This change was primarily due to an increase in principal repayments of investments and net proceeds from the sale of investments, partially offset by an increase in purchase of investments.
Principal repayments and net proceeds from the sale of investments totaled $57.4 million during the three months ended June 30, 2022, compared to $21.8 million during the three months ended June 30, 2021. Purchases of investments were $27.8 million during the three months ended June 30, 2022, compared to $17.2 million during the three months ended June 30, 2021.
As of June 30, 2022, we had equity investments in or loans to 26 portfolio companies with an aggregate cost basis of $644.2 million. As of June 30, 2021, we had equity investments in or loans to 27 portfolio companies with an aggregate cost basis of $660.8 million.

The following table summarizes our total portfolio investment activity during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Beginning investment portfolio, at fair value	$714,396	$633,829
New investments	21,000	9,950
Disbursements to existing portfolio companies	6,800	7,200
Unscheduled principal repayments	(48,000)	(14,060)
Net proceeds from sales of investments	(9,352)	(7,648)
Net realized gain on investments	4,452	1,804
Net unrealized appreciation (depreciation) of investments	12,462	48,090
Reversal of net unrealized appreciation of investments	(12,250)	(576)
Amortization of premiums, discounts, and acquisition costs, net	5	5
Ending investment portfolio, at fair value	$689,513	$678,594
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2022:

Amount
For the remaining nine months ending March 31, 2023	$89,488
For the fiscal years ending March 31:
2024	53,268
2025	169,334
2026	78,231
2027	77,596
Thereafter	1,500
Total contractual repayments	$469,417
Adjustments to cost basis of debt investments	(8)
Investments in equity securities	174,744
Total cost basis of investments held as of June 30, 2022:	$644,153
Financing Activities
Net cash used in financing activities for the three months ended June 30, 2022 was $11.5 million, which consisted primarily of $11.5 million in distributions to common stockholders.
Net cash provided by financing activities for the three months ended June 30, 2021 was $10.5 million, which consisted primarily of $19.5 million of net borrowings under the Credit Facility, partially offset by $9.0 million in distributions to common stockholders.
Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.075 per common share for each of the three months from April through June 2022, and a supplemental distribution of $0.12 per common share in June 2022. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in July 2022.

For the fiscal year ended March 31, 2022, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.9 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2022, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $15.7 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2022, we recorded $2.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Underdistributed net investment income and increased Accumulated net realized gain in excess of distributions. For the three months ended June 30, 2022, we recorded $0.9 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions.
Preferred Stock Dividends
Our Board of Directors declared and we paid monthly cash dividends of $0.1328125 per share to holders of our Series E Term Preferred Stock per month from April through June 2021. In accordance with GAAP, we treated these monthly dividends as an operating expense.
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
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On June 30, 2022, the closing market price of our common stock was $14.08 per share, representing a 4.8% premium to our NAV per share of $13.44 as of June 30, 2022.
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
Revolving Line of Credit
On March 8, 2021, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), entered into Amendment No. 6 to the Credit Facility with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of June 30, 2022, the Credit Facility provided a one-year extension option that may be exercised on or before March 8, 2023, subject to approval by all lenders.
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

Advances under the Credit Facility generally bear interest at 30-day LIBOR, subject to a floor of 0.5%, plus 2.85% per annum until February 29, 2024, with the margin then increasing to 3.10% for the period from February 29, 2024 to February 28, 2025, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount. At June 30, 2022, we had no borrowings outstanding on the Credit Facility and as of the date of this report, we had $12.6 million outstanding under the Credit Facility.
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
Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $286.3 million as of June 30, 2022, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2022, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $702.1 million, asset coverage on our senior securities representing indebtedness of 261.9%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2022, we had availability, after adjustments for various constraints based on collateral quality, of $177.4 million under the Credit Facility and were in compliance with all covenants under the Credit Facility. As of the date of this report, we had $12.6 million outstanding under the Credit Facility.
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
The indenture relating to the 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange

Act"), we will provide the holders of the 2026 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
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
The indenture relating to the 2028 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2028 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2022 and March 31, 2022, we had unrecognized, contractual off-balance sheet success fee receivables of $49.0 million and $50.5 million (or approximately $1.47 and $1.52 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
CONTRACTUAL OBLIGATIONS
We have line of credit and delayed draw term debt commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term debt commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term debt commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term debt commitments as of June 30, 2022 to be immaterial.
As of June 30, 2022, we have extended a guaranty on behalf of one of our portfolio companies, Country Club Enterprises, LLC (“CCE”), whereby we have guaranteed $1.0 million of CCE’s obligations. As of June 30, 2022, we have not been required to make payments on this or any previous guaranty, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of June 30, 2022, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$—	$—	$—	$—	$—
Notes payable	262,488	—	—	127,938	134,550
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	75,653	15,143	30,115	19,664	10,731
Total	$343,237	$15,143	$35,211	$147,602	$145,281
(A)Excludes unused line of credit and delayed draw term debt commitments and guaranties to our portfolio companies in the aggregate principal amount of $5.0 million.
(B)Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on the Credit Facility, 2026 Notes, 2028 Notes, and secured borrowing, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2022.
Critical Accounting Estimates
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

The following table reflects risk ratings for all loans in our portfolio as of June 30, 2022 and March 31, 2022:

Rating	June 30, 2022	March 31, 2022
Highest	9.0	9.0
Average	6.5	6.5
Weighted-average	7.0	7.0
Lowest	3.0	3.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both June 30, 2022 and March 31, 2022.
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
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and up to approximately 10% at fixed rates. As of June 30, 2022 and March 31, 2022, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	June 30, 2022	March 31, 2022
Variable rates with a floor	100.0%	100.0%
Fixed rates	—	—%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended June 30, 2022 from those included in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2022 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the SEC on May 11, 2022. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
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
Date: August 3, 2022