Form 10-Q
period 2022-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2023-02-01
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of January 31, 2023 was 33,455,485.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	December 31, 2022	March 31, 2022
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $431,305 and $388,773, respectively)	$501,343	$442,124
Affiliate investments (Cost of $290,455 and $279,855, respectively)	258,407	271,559
Control investments (Cost of $620 and $620, respectively)	713	713
Cash and cash equivalents	1,978	14,190
Restricted cash and cash equivalents	869	305
Interest receivable	4,078	3,042
Due from administrative agent	1,821	6,406
Deferred financing costs, net	566	895
Other assets, net	1,789	1,178
TOTAL ASSETS	$771,564	$740,412

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $29,600 and $0, respectively)	$29,600	$—
Notes payable, net	257,119	256,252
Secured borrowing	—	5,096
Total borrowings	286,719	261,348
Accounts payable and accrued expenses	1,763	799
Interest payable	2,296	2,190
Fees due to Adviser(A)	30,162	29,288
Fee due to Administrator(A)	564	627
Other liabilities	869	330
TOTAL LIABILITIES	$322,373	$294,582
Commitments and contingencies(B)
NET ASSETS	$449,191	$445,830

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 33,447,001 and 33,205,023 shares issued and outstanding, respectively	$33	$33
Capital in excess of par value	399,808	397,948
Cumulative net unrealized appreciation (depreciation) of investments	38,083	45,148
Underdistributed (overdistributed) net investment income	427	(12,995)
Accumulated net realized gain in excess of distributions	10,840	15,696
Total distributable earnings	49,350	47,849
TOTAL NET ASSETS	$449,191	$445,830

NET ASSET VALUE PER SHARE	$13.43	$13.43
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$11,357	$8,240	$30,007	$22,524
Affiliate investments	4,689	5,100	12,985	20,609
Control investments	—	3	—	500
Cash and cash equivalents	21	1	53	1
Total interest income	16,067	13,344	43,045	43,634
Dividend income
Non-Control/Non-Affiliate investments	—	—	4,829	3
Affiliate investments	4,466	—	6,018	1,589
Total dividend income	4,466	—	10,847	1,592
Success fee income
Non-Control/Non-Affiliate investments	1,061	—	7,794	1,650
Affiliate investments	—	3,398	—	6,430
Total success fee income	1,061	3,398	7,794	8,080
Total investment income	$21,594	$16,742	$61,686	$53,306

EXPENSES
Base management fee(A)	$3,789	$3,630	$10,965	$10,527
Loan servicing fee(A)	2,080	1,768	5,754	5,430
Incentive fee(A)	3,945	2,587	7,722	22,186
Administration fee(A)	410	437	1,352	1,407
Interest expense on borrowings	4,074	3,918	11,715	9,300
Dividends on mandatorily redeemable preferred stock	—	—	—	2,306
Amortization of deferred financing costs and discounts	452	447	1,350	1,355
Professional fees	331	444	1,564	1,093
Other general and administrative expenses	780	562	2,793	2,735
Expenses before credits from Adviser	15,861	13,793	43,215	56,339
Credits to base management fee – loan servicing fee(A)	(2,080)	(1,768)	(5,754)	(5,430)
Credits to fees from Adviser - other(A)	(756)	(3,682)	(3,131)	(5,863)
Total expenses, net of credits to fees	13,025	8,343	34,330	45,046
NET INVESTMENT INCOME	$8,569	$8,399	$27,356	$8,260

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$473	$113	$7,504	$256
Affiliate investments	3,371	21,936	3,371	24,186
Control investments	—	—	(277)	—
Other	—	—	—	(1,998)
Total net realized gain	3,844	22,049	10,598	22,444
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	2,683	6,275	16,687	38,278
Affiliate investments	683	(26,377)	(23,752)	19,757
Control investments	—	—	—	(3,119)
Total net unrealized (depreciation) appreciation	3,366	(20,102)	(7,065)	54,916
Net realized and unrealized gain (loss)	7,210	1,947	3,533	77,360

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,779	$10,346	$30,889	$85,620

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.26	$0.25	$0.82	$0.25
Net increase in net assets resulting from operations	$0.47	$0.31	$0.93	$2.58

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,316,055	33,205,023	33,246,811	33,205,023
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2022	2021
NET ASSETS, MARCH 31	$445,830	$382,364
OPERATIONS
Net investment income (loss)	7,371	(2,304)
Net realized gain on investments	4,452	1,929
Net unrealized appreciation (depreciation) of investments	212	47,514
Net increase in net assets from operations	12,035	47,139
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.10 and $0.20 per share, respectively)	(3,188)	(6,593)
Distributions to common stockholders from net realized gains ($0.25 and $0.07 per share, respectively)	(8,268)	(2,372)
Net decrease in net assets from distributions	(11,456)	(8,965)
CAPITAL ACTIVITY
Issuance of common stock	—	—
Discounts, commissions, and offering costs for issuance of common stock	—	—
Net increase in net assets from capital activity	—	—
NET INCREASE (DECREASE) IN NET ASSETS	579	38,174
NET ASSETS, JUNE 30	$446,409	$420,538
OPERATIONS
Net investment income	$11,416	$2,165
Net realized gain on investments	2,302	464
Net realized loss on other	—	(1,998)
Net unrealized (depreciation) appreciation of investments	(10,643)	27,504
Net increase in net assets from operations	3,075	28,135
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.14 and $0.16 per share, respectively)	(4,678)	(5,490)
Distributions to common stockholders from net realized gains ($0.08 and $0.08 per share, respectively)	(2,797)	(2,482)
Net decrease in net assets from distributions	(7,475)	(7,972)
CAPITAL ACTIVITY
Issuance of common stock	467	—
Discounts, commissions, and offering costs for issuance of common stock	(6)	—
Net increase in net assets from capital activity	461	—
NET INCREASE (DECREASE) IN NET ASSETS	(3,939)	20,163
NET ASSETS, SEPTEMBER 30	$442,470	$440,701
OPERATIONS
Net investment income	$8,569	$8,399
Net realized gain on investments	3,844	22,049
Net unrealized appreciation (depreciation) of investments	3,366	(20,102)
Net increase in net assets from operations	15,779	10,346
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.22 and $0.23 per share, respectively)	(7,360)	(7,456)
Distributions to common stockholders from net realized gains ($0.14 and $0.09 per share, respectively)	(4,652)	(3,002)
Net decrease in net assets from distributions	(12,012)	(10,458)
CAPITAL ACTIVITY
Issuance of common stock	2,996	—
Discounts, commissions, and offering costs for issuance of common stock	(42)	—
Net increase in net assets from capital activity	2,954	—
NET (DECREASE) INCREASE IN NET ASSETS	6,721	(112)
NET ASSETS, DECEMBER 31	$449,191	$440,589
(A)Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$30,889	$85,620
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(133,506)	(84,550)
Principal repayments of investments	50,300	46,898
Net proceeds from the sale and recapitalization of investments	35,533	50,018
Net realized gain on investments	(10,598)	(24,442)
Net realized loss on other	—	1,998
Net unrealized depreciation (appreciation) of investments	7,065	(54,916)
Amortization of premiums, discounts, and acquisition costs, net	(12)	(14)
Amortization of deferred financing costs and discounts	1,350	1,355
Bad debt expense, net of recoveries	202	698
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,036)	156
Decrease (increase) in due from administrative agent	4,585	(643)
(Increase) decrease in other assets, net	(597)	378
Increase in accounts payable and accrued expenses	964	782
Increase in interest payable	106	1,672
(Decrease) increase in fees due to Adviser(A)	820	13,887
Decrease in fee due to Administrator(A)	(63)	(39)
Increase (decrease) in other liabilities	593	435
Net cash (used in) provided by operating activities	(13,405)	39,293

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,463	—
Discounts, commissions, and offering costs for issuance of common stock	(48)	—
Proceeds from line of credit	82,900	111,700
Repayments on line of credit	(53,300)	(134,100)
Proceeds from issuance of notes payable	—	134,550
Redemption of mandatorily redeemable preferred stock	—	(94,371)
Deferred financing and offering costs	(315)	(3,431)
Distributions paid to common stockholders	(30,943)	(27,395)
Net cash provided by (used in) financing activities	1,757	(13,047)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(11,648)	26,246

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	14,495	2,398

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$2,847	$28,644

CASH PAID FOR INTEREST	$10,329	$6,437
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 111.6%
Secured First Lien Debt – 63.1%
Buildings and Real Estate Total – 8.5%
Dema/Mai Holdings, Inc. – Term Debt (L+11.0%, 15.4% Cash, Due 7/2027)(K)	$38,250	$38,250	$38,250

Diversified/Conglomerate Manufacturing – 1.2%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (L+7.0%, 11.4% Cash (0.3% Unused Fee), Due 3/2024)(J)	2,550	2,550	2,423
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 15.4% Cash, Due 9/2024)(J)	3,200	3,200	3,040
		5,750	5,463
Diversified/Conglomerate Services – 24.6%
Counsel Press, Inc. – Term Debt (L+11.8%, 16.1% Cash, Due 3/2023)(K)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (L+13.0%, 17.4% Cash, Due 3/2023)(K)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (L+7.5%, 11.9% Cash, Due 6/2026)(K)	57,700	57,700	57,700
Mason West, LLC – Term Debt (L+10.0%, 14.4% Cash, Due 7/2025)(K)	25,250	25,250	25,250
		110,450	110,450
Healthcare, Education, and Childcare – 4.5%
Educators Resource, Inc. – Term Debt (L+10.5%, 14.9% Cash, Due 11/2023) (K)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.2%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 14.4% Cash, Due 1/2026) (K)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 14.4% Cash, Due 1/2026) (K)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 14.4% Cash, Due 11/2025)(K)	12,200	12,200	12,200
		36,750	36,750
Hotels, Motels, Inns, and Gaming Total – 9.9%
Nocturne Villa Rentals, Inc. – Line of Credit, $0 available (L+8.0%, 12.4% Cash, Due 6/2024)(K)	2,000	2,000	2,000
Nocturne Villa Rentals, Inc. – Term Debt (L+10.5%, 14.9% Cash, Due 6/2026)(K)	42,450	42,450	42,450
		44,450	44,450
Leisure, Amusement, Motion Pictures, and Entertainment – 6.2%
Schylling, Inc. – Term Debt (L+11.0%, 15.4% Cash, Due 5/2025)(K)	27,981	27,981	27,981

Total Secured First Lien Debt		$283,631	$283,344

Secured Second Lien Debt – 11.0%
Aerospace and Defense – 4.6%
Galaxy Technologies Holdings, Inc. – Term Debt (L+4.1%, 8.5% Cash, Due 10/2026)(K)	$6,900	$6,900	$5,610
Galaxy Technologies Holdings, Inc. – Term Debt (L+7.0%, 11.4% Cash, Due 10/2026)(K)	18,796	18,796	15,281
		25,696	20,891
Cargo Transport – 2.9%
Diligent Delivery Systems – Term Debt (L+9.0%, 13.4% Cash, Due 5/2024)(J)	13,000	13,000	13,016

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.5%
SFEG Holdings, Inc. – Term Debt (L+7.0%, 11.4% Cash, Due 11/2024)(K)	3,128	3,128	3,128
SFEG Holdings, Inc. – Term Debt (L+7.0%, 11.4% Cash, Due 11/2024)(K)	12,516	12,516	12,516
		15,644	15,644

Total Secured Second Lien Debt		$54,340	$49,551

Preferred Equity – 37.0%
Buildings and Real Estate – 5.5%
Dema/Mai Holdings, Inc. - Preferred Equity(C)(K)	21,000	$21,000	$24,877

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value
Diversified/Conglomerate Services – 11.5%
Counsel Press, Inc. – Preferred Stock(C)(K)	6,995	6,995	27,539
Horizon Facilities Services, Inc. – Preferred Stock(C)(K)	10,080	—	13,188
Mason West, LLC – Preferred Stock(C)(K)	11,206	11,206	10,896
		18,201	51,623
Healthcare, Education, and Childcare – 3.9%
Educators Resource, Inc. – Preferred Stock(C)(K)	8,560	8,560	17,638

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.9%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(K)	6,653	6,653	35,255
Ginsey Home Solutions, Inc. – Preferred Stock(C)(K)	19,280	9,583	—
		16,236	35,255
Hotels, Motels, Inns, and Gaming – 3.3%
Nocturne Villa Rentals, Inc. – Preferred Stock (C)(K)	6,600	6,600	14,858

Leisure, Amusement, Motion Pictures, and Entertainment – 4.3%
Schylling, Inc. – Preferred Stock(C)(K)	4,000	4,000	19,452

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.6%
SFEG Holdings, Inc. – Preferred Stock(C)(K)	29,577	4,643	2,465

Total Preferred Equity		$79,240	$166,168

Common Equity/Equivalents – 0.5%
Aerospace and Defense – 0.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(K)	16,957	$11,513	$—

Cargo Transport – 0.5%
Diligent Delivery Systems – Common Stock Warrants(C)(K)	8%	500	2,249

Diversified/Conglomerate Manufacturing– 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(K)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(K)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)- 0.0%
SFEG Holdings, Inc. – Common Stock(C)(K)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(L) – Common Units(C)(P)	4,239	21	31

Total Common Equity/Equivalents		$14,094	$2,280

Total Non-Control/Non-Affiliate Investments		$431,305	$501,343

AFFILIATE INVESTMENTS(N) – 57.5%
Secured First Lien Debt – 36.5%
Diversified/Conglomerate Manufacturing – 0.8%
Edge Adhesives Holdings, Inc.(L) – Term Debt (L+5.5%, 9.9% Cash, Due 8/2024)(G)(K)	9,210	$9,210	$3,677

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value
Diversified/Conglomerate Services – 18.4%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 15.4% Cash, Due 11/2025)(K)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (L+6.0%, 10.4% Cash, Due 6/2025)(G)(K)	5,000	5,000	3,199
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (L+6.0%, 10.4% Cash, Due 6/2025) (G)(K)	16,500	16,500	10,556
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+10.3%, 14.6% Cash, Due 6/2025) (G)(K)	26,000	26,000	16,634
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+6.0%, 10.4% Cash, Due 6/2025) (G)(K)	2,438	2,438	1,560
The Maids International, LLC – Term Debt (L+10.5%, 14.9% Cash, Due 3/2025)(K)	28,560	28,560	28,560
		100,498	82,509
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.0%
Old World Christmas, Inc. – Secured First Lien Term Loan (L+9.5%, 13.9% Cash, Due 12/2025)(K)	40,500	40,500	40,500

Mining, Steel, Iron and Non-Precious Metals Total – 4.1%
Utah Pacific Bridge & Steel, Ltd. (L+10.0%, 14.4% Cash, Due 7/2026)(K)	18,250	18,250	18,250

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.5%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.4% Cash, Due 5/2023)(G)(K)	3,400	3,400	2,411
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.4% Cash, Due 5/2023)(G)(K)	900	900	—
		4,300	2,411
Telecommunications – 3.7%
B+T Group Acquisition, Inc.(L) – Line of Credit, $0 available (L+11.0%, 15.4% Cash, Due 12/2024)(K)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(L) – Term Debt (L+11.0%, 15.4% Cash, Due 12/2024)(K)	14,000	14,000	14,000
		16,800	16,800

Total Secured First Lien Debt		$189,558	$164,147

Secured Second Lien Debt – 5.9%
Chemicals, Plastics, and Rubber – 5.9%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 9.9% Cash, Due 1/2024)(K)	$26,618	$26,618	$26,618

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Term Debt (L+4.0%, 8.4% Cash, Due 4/2024)(G)(K)	3,200	3,200	—

Total Secured Second Lien Debt		$29,818	$26,618

Preferred Equity – 12.4%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(K)	158,598	$19,730	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(L) – Preferred Stock(C)(K)	8,199	8,199	—

Diversified/Conglomerate Services – 2.9%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(K)	67,490	6,749	13,131
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(K)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(K)	6,640	6,640	—
		24,309	13,131
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.8%
Old World Christmas, Inc. – Preferred Stock(C)(K)	6,180	—	35,028

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value
Mining, Steel, Iron and Non-Precious Metals – 1.1%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock(C)(K)	6,000	6,000	4,794

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock(C)(K)	6,899	6,899	—

Telecommunications – 0.6%
B+T Group Acquisition, Inc.(L) – Preferred Stock(C)(K)	14,304	4,722	2,653

Total Preferred Equity		$69,859	$55,606

Common Equity/Equivalents – 2.7%
Diversified/Conglomerate Services – 2.7%
Nth Degree Investment Group, LLC – Common Stock(C)(K)	14,360,000	$1,219	$12,036

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(K)	751	1	—

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(L) – Common Stock Warrants(C)(K)	3.5%	—	—

Total Common Equity/Equivalents		$1,220	$12,036

Total Affiliate Investments		$290,455	$258,407

CONTROL INVESTMENTS(O) – 0.2%:
Common Equity/Equivalents – 0.2%
Leisure, Amusement, Motion Pictures, and Entertainment – 0.2%
Gladstone SOG Investments, Inc. - Common Stock(C)(K)	100	$620	$713
Total Common Equity/Equivalents		$620	$713

Total Control Investments		$620	$713

TOTAL INVESTMENTS – 169.3%		$722,380	$760,463
(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $641.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2022, our investment in Funko Acquisition Holdings, LLC ("Funko") was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate ("LIBOR" or "L"), which was 4.4% as of December 31, 2022. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2022.
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

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
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
DECEMBER 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of December 31, 2022, our investment portfolio was comprised of 77.2% in debt investments and 22.8% in equity investments, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2022 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2023 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the SEC on May 11, 2022.
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
Board Responsibility

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its investment adviser as a valuation designee (the "Valuation Designee") to perform fair value determinations for its investment portfolio, subject to the active oversight of such board. Our board of directors (the “Board of Directors”) has approved investment valuation policies and procedures pursuant to Rule 2a-5 (the “Policy”) and, in July 2022, designated the Adviser to serve as the Board of Directors’ Valuation Designee.

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available based on our Policy and for overseeing the Valuation Designee. Such review and oversight includes receiving written fair value determinations and supporting materials provided by the Valuation Designee, in coordination with the Administrator and with the oversight by the Company’s chief valuation officer (collectively, the “Valuation Team”). The Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation determinations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy, and reviews other facts and circumstances, including current valuation risks, conflicts of interest, material valuation matters, appropriateness of valuation methodologies, back-testing results, price challenges/overrides, and ongoing monitoring and oversight of pricing services. After the Valuation Committee concludes its meeting, it and the chief valuation officer, representing the Valuation Designee, present the Valuation Committee’s findings on the Valuation Designee's recommendations to the entire Board of Directors so that the full Board of Directors may review and approve in good faith the Valuation Designee’s determined fair values of such investments in accordance with the Policy.

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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2022, our loans to Edge Adhesives Holdings, Inc., J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) and The Mountain Corporation (“The Mountain”) were on non-accrual status, with an aggregate debt cost basis of $66.6 million, or 12.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $38.0 million, or 7.3% of the fair value of all debt investments in our portfolio. As of March 31, 2022, our loans to J.R. Hobbs, The Mountain, and SFEG Holdings, Inc. were on non-accrual status, with an aggregate debt cost basis of $77.2 million, or 15.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $60.0 million, or 12.2% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of December 31, 2022 and March 31, 2022, we did not have any loans with a PIK interest component.
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
Related Party Fees
We are party to the Advisory Agreement with the Adviser, which is owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the "Credit Facility").
We are also party to the Administration Agreement with the Administrator, which is owned and controlled by our chairman and chief executive officer, whereby we pay separately for administrative services.
Refer to Note 4 — Related Party Transactions for additional information regarding these related party fees and agreements.
Recent Accounting Pronouncements
In June 2022, the FASB issued Accounting Standards Update 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which clarifies the measurement and presentation of fair value for equity securities subject to contractual restrictions that prohibit the sale of the equity security. ASU 2022-03 is effective for annual reporting periods beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Our early adoption of ASU 2022-03 did not have a material impact on our financial position, results of operations or cash flows.
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

As of December 31, 2022 and March 31, 2022, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the nine months ended December 31, 2022 and 2021, respectively.
As of December 31, 2022 and March 31, 2022, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2022:
Secured first lien debt	$447,491	$—	$—		$447,491
Secured second lien debt	76,169	—	—		76,169
Preferred equity	221,774	—	—		221,774
Common equity/equivalents	15,029	—	31	(A)	14,998
Total Investments as of December 31, 2022	$760,463	$—	$31		$760,432

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2022:
Secured first lien debt	$425,087	$—	$—		$425,087
Secured second lien debt	67,958	—	—		67,958
Preferred equity	217,599	—	—		217,599
Common equity/equivalents	3,752	—	74	(A)	3,678
Total Investments as of March 31, 2022	$714,396	$—	$74		$714,322
(A)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of December 31, 2022 and March 31, 2022, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	December 31, 2022	March 31, 2022
Non-Control/Non-Affiliate Investments
Secured first lien debt	$283,344	$233,673
Secured second lien debt	49,551	66,917
Preferred equity	166,168	139,927
Common equity/equivalents(A)	2,249	1,533
Total Non-Control/Non-Affiliate Investments	501,312	442,050

Affiliate Investments
Secured first lien debt	164,147	191,414
Secured second lien debt	26,618	1,041
Preferred equity	55,606	77,672
Common equity/equivalents	12,036	1,432
Total Affiliate Investments	258,407	271,559

Control Investments
Secured first lien debt	—	—
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	713	713
Total Control Investments	713	713

Total investments at fair value using Level 3 inputs	$760,432	$714,322
(A)Excludes our investment in Funko with a fair value of $31 thousand and $74 thousand as of December 31, 2022 and March 31, 2022, respectively, which was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of December 31, 2022 and March 31, 2022. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	December 31, 2022	March 31, 2022			December 31, 2022	March 31, 2022
Secured first lien debt	$442,028	$411,023	TEV	EBITDA multiple	3.1x – 7.9x / 6.2x	3.4x – 9.3x / 7.0x
				EBITDA	$3,973–$18,548 / $10,962	$3,990 - $13,707/$8,221
				Revenue multiple	0.3x – 0.6x / 0.3x	0.7x – 0.7x / 0.7x
				Revenue	$12,461 – $107,907 / $88,029	$14,072 – $14,072/$14,072
	5,463	14,064	Yield Analysis	Discount Rate	15.1% – 18.9% / 17.2%	11.3% – 15.2% / 14.6%
Secured second lien debt	63,153	39,637	TEV	EBITDA multiple	5.6x – 7.8x / 6.7x	5.6x – 6.8x / 6.0x
				EBITDA	$3,221 – $6,669 / $5,113	$3,953 – $5,488 / $4,959
				Revenue multiple	0.5x –0.5x / 0.5x	0.7x – 0.7x /0.7x
				Revenue	$12,461 – $12,461 / $12,461	$14,072 – $14,072 / $14,072
	13,016	28,321	Yield Analysis	Discount Rate	13.3% – 13.3% / 13.3%	10.0% – 12.2% / 11.6%
Preferred equity	221,774	217,599	TEV	EBITDA multiple	3.1x – 7.9x / 5.9x	3.4x – 9.3x / 6.8x
				EBITDA	$3,973 – $18,548 / $9,640	$1,210 – $13,707 / $6,926
				Revenue multiple	0.3x – 0.6x / 0.4x	0.7x – 0.7x / 0.7x
				Revenue	$12,461 – $107,907 / $53,486	$14,072 – $14,072 / $14,072
Common equity/ equivalents(A)	14,998	3,678	TEV	EBITDA multiple	4.3x – 7.8x / 7.2x	4.8x – 8.4x / 5.8x
				EBITDA	$969 – $27,118 / $5,302	$829 – $13,707 / $5,709
				Revenue multiple	0.5x – 0.5x / 0.5x	0.7x – 0.7x / 0.7x
				Revenue	$12,461 – $12,461 / $12,461	$14,072 – $14,072 / $14,072
Total	$760,432	$714,322
(A)Fair value as of both December 31, 2022 and March 31, 2022 excludes our investment in Funko with a fair value of $31 thousand and $74 thousand, respectively, which was valued using Level 2 inputs.
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and nine months ended December 31, 2022 and 2021 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended December 31, 2022:
Fair value as of September 30, 2022	$420,907	$76,751	$229,430	$10,789	$737,877
Total gain (loss):
Net realized gain (loss)(A)	—	(10,000)	13,372	—	3,372
Net unrealized appreciation (depreciation)(B)	(2,516)	(266)	(7,656)	3,829	(6,609)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	10,001	—	—	10,001
New investments, repayments and settlements(C):
Issuances / originations	29,900	1,183	—	380	31,463
Settlements / repayments	(800)	(1,500)	—	—	(2,300)
Sales(D)	—	—	(13,372)	—	(13,372)
Transfers(E)	—	—	—	—	—
Fair value as of December 31, 2022	$447,491	$76,169	$221,774	$14,998	$760,432

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine Months Ended December 31, 2022
Fair value as of March 31, 2022	$425,087	$67,958	$217,599	$3,678	$714,322
Total gain (loss):
Net realized gain (loss)(A)	—	(10,000)	20,318	—	10,318
Net unrealized appreciation (depreciation)(B)	(21,328)	(4,800)	10,405	10,940	(4,783)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	10,001	(12,250)	—	(2,249)
New investments, repayments and settlements(C):
Issuances / originations	106,950	5,188	21,000	380	133,518
Settlements / repayments	(48,800)	(6,596)	—	—	(55,396)
Sales(D)	—	—	(35,298)	—	(35,298)
Transfers(E)	(14,418)	14,418	—	—	—
Fair value as of December 31, 2022	$447,491	$76,169	$221,774	$14,998	$760,432

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended December 31, 2021:
Fair value as of September 30, 2021	$431,413	$68,489	$228,931	$7,592	$736,425
Total gain (loss):
Net realized gain (loss)(A)	—	—	21,939	—	21,939
Net unrealized appreciation (depreciation)(B)	(1,741)	(200)	12,427	(5,166)	5,320
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(25,425)	—	(25,425)
New investments, repayments and settlements(C):
Issuances / originations	37,000	5	—	—	37,005
Settlements / repayments	(32,838)	—	—	—	(32,838)
Sales	—	—	(41,768)	—	(41,768)
Transfers(E)	—	—	—	—	—
Fair value as of December 31, 2021	$433,834	$68,294	$196,104	$2,426	$700,658

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine Months Ended December 31, 2021:
Fair value as of March 31, 2021	$368,688	$102,897	$159,478	$2,671	$633,734
Total gain (loss):
Net realized gain (loss)(A)	—	—	23,725	—	23,725
Net unrealized appreciation (depreciation)(B)	1,491	3,925	91,782	(16,279)	80,919
Reversal of previously recorded (appreciation) depreciation upon realization(B)	60	—	(26,053)	—	(25,993)
New investments, repayments and settlements(C):
Issuances / originations	65,450	6,515	12,600	—	84,565
Settlements / repayments	(46,898)	—	—	—	(46,898)
Sales	—	—	(49,394)	—	(49,394)
Transfers(E)	45,043	(45,043)	(16,034)	16,034	—
Fair value as of December 31, 2021	$433,834	$68,294	$196,104	$2,426	$700,658
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2022 and 2021.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2022 and 2021.
(C)Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)The three and nine months ended December 31, 2022, includes $13.4 million of proceeds from the recapitalization of Old World Christmas, Inc. ("Old World"). The nine months ended December 31, 2022 also includes $12.3 million of proceeds from the recapitalization of Horizon Facilities Services, Inc.
(E)There were no transfers in the three months ended December 31, 2022. For the nine months ended December 31, 2022, transfers include (1) secured second lien debt of Ginsey with a total cost basis and fair value of $12.2 million, which was converted into secured first lien debt in August 2022 and (2) secured first lien debt of PSI Molded Plastics, Inc. with a total cost basis and fair value of $26.6 million, which was converted into secured second lien debt in September 2022.
For the three and nine months ended December 31, 2021, transfers include preferred equity of SOG Specialty Knives & Tools, LLC with a total cost and fair value of $0.6 million and $0.0 million, respectively, which was converted into common equity of Gladstone SOG Investments, Inc. in December 2021.

For the nine months ended December 31, 2021, transfers also include (1) secured second lien debt of J.R. Hobbs with a total cost basis and fair value of $52.5 million and $52.4 million, respectively, which was converted into secured first lien debt in June 2021, (2) secured first lien debt of D.P.M.S., Inc. with a total cost basis and fair value of $12.3 million and $7.3 million, respectively, which was converted into secured second lien debt of Galaxy Technologies Holdings, Inc. (“Galaxy Technologies Holdings”) in September 2021, and (3) preferred equity of Galaxy Technologies, Inc. with a total cost basis and fair value of $11.5 million and $16.0 million, respectively, which was converted into common equity of Galaxy Technologies Holdings in September 2021.
Investment Activity
During the nine months ended December 31, 2022, the following significant transactions occurred:
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
•In August 2022, in conjunction with a refinancing at Ginsey, our $13.3 million secured second lien debt investment was reduced to $12.2 million and converted to secured first lien debt. The reduction in our cost basis was the result of a $5.1 million payment made by Ginsey to extinguish our secured borrowing liability, which was partially offset by an additional investment in Ginsey of $4.0 million. Refer to Note 5 - Borrowings for discussion of the secured borrowing liability.
•In October 2022, we invested an additional $8.4 million in the form of secured first lien debt in Nocturne to fund an add-on acquisition.
•In November 2022, our $1.5 million secured second lien debt investment in Country Club Enterprises, LLC ("CCE") was repaid at par. In connection with the repayment, we received success fee income of $1.1 million and our $1.0 million guaranty was released. Refer to Note 10 - Commitments and Contingencies for discussion of the guaranty.
•In December 2022, we recapitalized our investment in Old World and invested an additional $15.5 million in the form of secured first lien debt. In connection with this investment, we received proceeds of $17.9 million, of which $13.4 million was recognized as a realized gain and $4.5 million was recognized as dividend income.
•In December 2022, we entered into a new $3.2 million secured second lien term loan with The Mountain, replacing our previously outstanding second lien term loan and second lien delayed draw term loan with an aggregate cost basis of $13.2 million, which resulted in a realized loss of $10.0 million.

Investment Concentrations
As of December 31, 2022, our investment portfolio consisted of investments in 25 portfolio companies located in 19 states across 14 different industries with an aggregate fair value of $760.5 million. Our investments in Old World, Horizon, Dema/Mai, Brunswick Bowling Products, Inc., and Nocturne represented our five largest portfolio investments at fair value and collectively comprised $328.7 million, or 43.2%, of our total investment portfolio at fair value as of December 31, 2022.
The following table summarizes our investments by security type as of December 31, 2022 and March 31, 2022:

	December 31, 2022				March 31, 2022
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$473,189	65.5%	$447,491	58.8%	$429,457	64.2%	$425,087	59.5%
Secured second lien debt	84,158	11.7%	76,169	10.0%	81,147	12.1%	67,958	9.5%
Total debt	557,347	77.2%	523,660	68.8%	510,604	76.3%	493,045	69.0%

Preferred equity	149,099	20.6%	221,774	29.2%	143,079	21.4%	217,599	30.5%
Common equity/equivalents	15,934	2.2%	15,029	2.0%	15,565	2.3%	3,752	0.5%
Total equity/equivalents	165,033	22.8%	236,803	31.2%	158,644	23.7%	221,351	31.0%
Total investments	$722,380	100.0%	$760,463	100.0%	$669,248	100.0%	$714,396	100.0%
Investments at fair value consisted of the following industry classifications as of December 31, 2022 and March 31, 2022:

	December 31, 2022		March 31, 2022
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$269,749	35.5%	$307,403	43.0%
Home and Office Furnishings, Housewares, and Durable Consumer Products	147,533	19.4%	125,440	17.6%
Buildings and Real Estate	63,127	8.3%	—	—%
Hotels, Motels, Inns, and Gaming	59,308	7.8%	37,923	5.3%
Leisure, Amusement, Motion Pictures, and Entertainment	48,146	6.3%	46,514	6.5%
Healthcare, Education, and Childcare	37,638	5.0%	39,252	5.5%
Chemicals, Plastics, and Rubber	26,618	3.5%	26,618	3.7%
Mining, Steel, Iron and Non-Precious Metals	23,044	3.0%	24,250	3.4%
Aerospace and Defense	20,891	2.7%	25,296	3.5%
Telecommunications	19,453	2.6%	32,467	4.6%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	18,109	2.4%	13,823	1.9%
Cargo Transport	15,265	2.0%	14,533	2.0%
Diversified/Conglomerate Manufacturing	9,140	1.2%	14,064	2.0%
Other < 2.0%	2,442	0.3%	6,813	1.0%
Total investments	$760,463	100.0%	$714,396	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of December 31, 2022 and March 31, 2022:

	December 31, 2022		March 31, 2022
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$273,897	36.0%	$194,100	27.2%
West	198,589	26.1%	158,607	22.2%
South	173,259	22.8%	188,978	26.4%
Midwest	114,718	15.1%	172,711	24.2%
Total investments	$760,463	100.0%	$714,396	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2022:

Amount
For the remaining three months ending March 31, 2023	$27,500
For the fiscal years ending March 31:
2024	55,468
2025	89,614
2026	202,419
2027	144,096
Thereafter	38,250
Total contractual repayments	$557,347
Investments in equity securities	165,033
Total cost basis of investments held as of December 31, 2022:	$722,380
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2022 and March 31, 2022, we had gross receivables from portfolio companies of $2.5 million and $1.7 million, respectively. As of December 31, 2022 and March 31, 2022, the allowance for uncollectible receivables was $1.5 million and $1.3 million, respectively.
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

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. David Dullum (our president) is also the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), is also the executive vice president of administration, general counsel, and secretary of our Adviser.
The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Average total assets subject to base management fee(A)	$757,800	$726,000	$731,000	$701,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%
Base management fee(B)	3,789	3,630	10,965	10,527
Credits to fees from Adviser - other(B)	(756)	(3,682)	(3,131)	(5,863)
Net base management fee	$3,033	$(52)	$7,834	$4,664

Loan servicing fee(B)	2,080	1,768	5,754	5,430
Credits to base management fee - loan servicing fee(B)	(2,080)	(1,768)	(5,754)	(5,430)
Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$2,503	$2,197	$7,016	$5,892
Incentive fee – capital gains-based(C)	1,442	390	706	16,294
Total incentive fee(B)	$3,945	$2,587	$7,722	$22,186
Credits to fees from Adviser - other(B)	—	—	—	—
Net total incentive fee	$3,945	$2,587	$7,722	$22,186
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $40.0 thousand and $0.1 million for the three and nine months ended December 31, 2022, respectively, and $0.1 million and $0.2 million for the three and nine months ended December 31, 2021, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the nine months ended December 31, 2022, no capital gains-based incentive fees were contractually due to the Adviser. During the year ended March 31, 2022, capital gains-based incentive fees of $5.3 million were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three and nine months ended December 31, 2022, we recorded capital gains-based incentive fees of $1.4 million and $0.7 million, respectively. During the three and nine months ended December 31, 2021, we recorded capital gains-based incentive fees of $0.4 million and $16.3 million, respectively.
Transactions with the Administrator
We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and general counsel and secretary, and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Mr. LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration, general counsel, and secretary for the Adviser.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 12, 2022, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2023. Administration fees for the three and nine months ended December 31, 2022 were $0.4 million and $1.4 million, respectively, and for the three and nine months ended December 31, 2021 were $0.4 million and $1.4 million, respectively.
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
Other Transactions
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three and nine months ended December 31, 2022, the fees received by Gladstone Securities from our portfolio companies totaled $0.3 million and $1.6 million, respectively. During the three and nine months ended December 31, 2021, the fees received by Gladstone Securities from our portfolio companies totaled $2.8 million and $3.2 million, respectively.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of March 31,
	2022	2022
Base management and loan servicing fee due to Adviser, net of credits	$953	$1,648
Incentive fee due to Adviser(A)	28,605	27,577
Other due to Adviser	604	63
Total fees due to Adviser	30,162	29,288
Fee due to Administrator	564	627
Total related party fees due	$30,726	$29,915
(A)Includes a capital gains-based incentive fee of $26.1 million and $25.4 million as of December 31, 2022 and March 31, 2022, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $16 thousand and $27 thousand, as of December 31, 2022 and March 31, 2022, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities.

NOTE 5. BORROWINGS
Revolving Line of Credit
On March 8, 2021, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 6 to the Credit Facility with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of December 31, 2022, the Credit Facility provided a one-year extension option that may be exercised on or before March 8, 2023, subject to approval by all lenders.
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

The following tables summarize noteworthy information related to the Credit Facility:

	As of December 31, 2022	As of March 31, 2022
Commitment amount	$180,000	$180,000
Borrowings outstanding at cost	$29,600	$—
Availability(A)	$150,400	$180,000

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Weighted-average borrowings outstanding	$26,054	$21,184	$12,621	$23,959
Effective interest rate(B)	12.8%	11.1%	19.8%	10.1%
Commitment (unused) fees incurred	$394	$406	$1,279	$1,191
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $150.4 million and $180.0 million as of December 31, 2022 and March 31, 2022, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Among other things, the Credit Facility contains a performance guaranty that requires us to maintain: (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $288.0 million as of December 31, 2022; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2022, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $705.7 million, asset coverage on our senior securities representing indebtedness of 250.5%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2022, we were in compliance with all covenants under the Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2022 and March 31, 2022, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.5% floor, plus 2.85% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. As of each of December 31, 2022 and March 31, 2022, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of December 31, 2022 and March 31, 2022, and for the three and nine months ended December 31, 2022 and 2021, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2022	March 31, 2022
Credit Facility	$29,600	$—

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended December 31, 2022:
Fair value at September 30, 2022	$16,600
Borrowings	41,400
Repayments	(28,400)
Unrealized appreciation (depreciation)	—
Fair value at December 31, 2022	$29,600

Nine Months Ended December 31, 2022:
Fair value at March 31, 2022	$—
Borrowings	82,900
Repayments	(53,300)
Unrealized appreciation (depreciation)	—
Fair value at December 31, 2022	$29,600

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended December 31, 2021:
Fair value at September 30, 2021	$8,900
Borrowings	49,000
Repayments	(57,900)
Unrealized appreciation (depreciation)	—
Fair value at December 31, 2021	$—

Nine Months Ended December 31, 2021:
Fair value at March 31, 2021	$22,400
Borrowings	111,700
Repayments	(134,100)
Unrealized appreciation (depreciation)	—
Fair value at December 31, 2021	$—
The fair value of the collateral under the Credit Facility was $641.0 million and $537.5 million as of December 31, 2022 and March 31, 2022, respectively.

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
The following tables summarize our 2026 Notes and 2028 Notes as of December 31, 2022 and March 31, 2022:

As of December 31, 2022:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
Notes payable, gross(B)					10,499,500		262,488
Less: Unamortized Discounts							(5,369)
Notes payable, net(C)							$257,119

As of March 31, 2022:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
Notes payable, gross(B)					10,499,500		262,488
Less: Unamortized Discounts							(6,236)
Notes payable, net(C)							$256,252
(A)The 2026 Notes can be redeemed at our option at any time on or after May 1, 2023. The 2028 Notes can be redeemed at our option at any time on or after November 1, 2023.
(B)As of December 31, 2022 and March 31, 2022, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 250.5% and 252.9%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value, based on the last reported closing prices, of the 2026 Notes and 2028 Notes as of December 31, 2022 was $117.7 million and $117.3 million, respectively. The fair value, based on the last reported closing prices, of the 2026 Notes and 2028 Notes as of March 31, 2022 was $128.3 million and $134.3 million, respectively. We consider the closing prices of the 2026 Notes and 2028 Notes to be Level 1 inputs within the ASC 820 hierarchy.
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

The following table summarizes dividends declared by our Board of Directors and paid by us on our Series E Term Preferred Stock during the nine months ended December 31, 2021:
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
NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of December 31, 2022, we had the ability to issue up to $296.5 million of the securities registered under the registration statement.

Common Equity Offering

In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million in what is commonly referred to as an “at-the-market” program (“Common Stock ATM Program”). As of December 31, 2022, we had remaining capacity to sell up to an additional $46.5 million of common stock under the Common Stock ATM program.

During the three months ended December 31, 2022, we sold 212,338 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $14.11 per share, raising approximately $3.0 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.91 and resulted in total net proceeds of approximately $3.0 million. All sales were above our then current estimated NAV per share. We did not sell any shares of our common stock under the common stock at-the-market program during the three months ended December 31, 2021.

During the nine months ended December 31, 2022, we sold 241,978 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $14.31 per share, raising approximately $3.5 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $14.11 and resulted in total net proceeds of approximately $3.4 million. All sales were above our then current estimated NAV per share. We did not sell any shares of our common stock under a common stock at-the-market program during the nine months ended December 31, 2021.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net increase in net assets resulting from operations	$15,779	$10,346	$30,889	$85,620
Basic and diluted weighted-average common shares	33,316,055	33,205,023	33,246,811	33,205,023
Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.47	$0.31	$0.93	$2.58
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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of cash distributions paid to common stockholders during the calendar year ended December 31, 2022 was 61.2% from ordinary income and 38.8% from capital gains.
We paid the following cash distributions to our common stockholders for the nine months ended December 31, 2022 and 2021:
For the Nine Months Ended December 31, 2022:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 12, 2022	April 22, 2022	April 29, 2022	$0.075
April 12, 2022	May 20, 2022	May 31, 2022	0.075
April 12, 2022	June 6, 2022	June 15, 2022	0.120	(A)
April 12, 2022	June 22, 2022	June 30, 2022	0.075
July 12, 2022	July 22, 2022	July 29, 2022	0.075
July 12, 2022	August 23, 2022	August 31, 2022	0.075
July 12, 2022	September 22, 2022	September 30, 2022	0.075
October 11, 2022	October 21, 2022	October 31, 2022	0.080
October 11, 2022	November 18, 2022	November 30, 2022	0.080
October 11, 2022	December 6, 2022	December 15, 2022	0.120	(A)
October 11, 2022	December 20, 2022	December 30, 2022	0.080
	Nine Months Ended December 31, 2022		$0.930

For the Nine Months Ended December 31, 2021:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 13, 2021	April 23, 2021	April 30, 2021	$0.070
April 13, 2021	May 19, 2021	May 28, 2021	0.070
April 13, 2021	June 8, 2021	June 17, 2021	0.060	(A)
April 13, 2021	June 18, 2021	June 30, 2021	0.070
July 13, 2021	July 23, 2021	July 30, 2021	0.070
July 13, 2021	August 23, 2021	August 31, 2021	0.070
July 13, 2021	September 3, 2021	September 15, 2021	0.030	(A)
July 13, 2021	September 22, 2021	September 30, 2021	0.070
October 12, 2021	October 22, 2021	October 29, 2021	0.075
October 12, 2021	November 19, 2021	November 30, 2021	0.075
October 12, 2021	December 7, 2021	December 15, 2021	0.090	(A)
October 12, 2021	December 23, 2021	December 31, 2021	0.075
	Nine Months Ended December 31, 2021		$0.825
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid were $30.9 million and $27.4 million for the nine months ended December 31, 2022 and 2021, respectively.
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
For the three months ended December 31, 2022, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities. For the nine months ended December 31, 2022, we recorded $1.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Underdistributed net investment income and Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2022 and March 31, 2022, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.3 million and $0.2 million as of December 31, 2022 and March 31, 2022, respectively.
Financial Commitments and Obligations

We may have line of credit and delayed draw term debt commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and delayed draw term debt commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term debt commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term debt commitments as of December 31, 2022 and March 31, 2022 to be insignificant.
In conjunction with the term loan repayment by CCE in November 2022, our previously outstanding $1.0 million guaranty was released and terminated. We were not required to make any payments on this guaranty, or any guaranties that existed in previous periods.
The following table summarizes the principal balances of unused line of credit and delayed draw term debt commitments and guaranties as of December 31, 2022 and March 31, 2022, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2022	March 31, 2022
Unused line of credit and delayed draw term debt commitments	$—	$4,250
Guaranties	—	10,250
Total	$—	$14,500

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Per Common Share Data:
Net asset value at beginning of period(A)	$13.31	$13.27	$13.43	$11.52
Income from investment operations(B)
Net investment income	0.26	0.25	0.82	0.25
Net realized gain (loss) on investments and other	0.11	0.67	0.32	0.68
Net unrealized appreciation (depreciation) of investments	0.10	(0.61)	(0.21)	1.65
Total from investment operations	0.47	0.31	0.93	2.58
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.22)	(0.23)	(0.46)	(0.59)
Cash distributions to common stockholders from net realized gains(C)	(0.14)	(0.09)	(0.47)	(0.24)
Net accretive effective of equity offering(D)	0.01	—	0.01	—
Total from equity capital activity	(0.35)	(0.32)	(0.92)	(0.83)
Other, net(B)(E)	—	0.01	(0.01)	—
Net asset value at end of period(A)	$13.43	$13.27	$13.43	$13.27

Per common share market value at beginning of period	$12.10	$13.87	$16.13	$12.23
Per common share market value at end of period	$12.91	$17.08	$12.91	$17.08
Total investment return(F)	9.63%	25.52%	(14.36)%	47.50%
Common stock outstanding at end of period(A)	33,447,001	33,205,023	33,447,001	33,205,023

Statement of Assets and Liabilities Data:
Net assets at end of period	$449,191	$440,589	$449,191	$440,589
Average net assets(G)	$445,431	$439,754	$446,742	$420,286

Senior Securities Data:
Total borrowings, at cost	$292,088	$267,584	$292,088	$267,584

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)	11.70%	7.59%	10.22%	14.29%
Ratio of net investment income (loss) to average net assets – annualized(I)	7.70%	7.64%	8.14%	2.62%
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
(D)During the nine months ended December 31, 2022, the accretive effect is a result of issuing common shares at a price above the then current NAV per share.
(E)Represents the impact of the different share amounts (weighted-average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the period) in the Per Common Share Data calculations and rounding impacts.
(F)Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.
(G)Calculated using the average balance of net assets at the end of each month of the reporting period.
(H)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 14.24% and 12.55% for the three months ended December 31, 2022 and 2021, respectively, and 12.87% and 17.87% for the nine months ended December 31, 2022 and 2021, respectively.

(I)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets - annualized would have been 5.15% and 2.68% for the three months ended December 31, 2022 and 2021, respectively, and 5.50% and (0.96)% for the nine months ended December 31, 2022 and 2021, respectively.
NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the nine month periods ended December 31, 2022 and 2021.
NOTE 13. SUBSEQUENT EVENTS
Distributions and Dividends
In January 2023, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 20, 2023	January 31, 2023	$0.08
February 17, 2023	February 28, 2023	0.08
March 3, 2023	March 15, 2023	0.24	(A)
March 17, 2023	March 31, 2023	0.08
	Total for the Quarter:	$0.48
(A)     Represents a supplemental distribution to common stockholders.
ATM Activity

Subsequent to December 31, 2022 and through February 1, 2023, we sold 8,484 shares of our common stock under our common stock ATM Program at a weighted-average gross price of $14.01 per share and raised approximately $0.1 million in net proceeds. These sales were above our then-current estimated NAV per share.

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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $70 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of December 31, 2022, our investment portfolio was comprised of 77.2% in debt investments and 22.8% in equity investments, at cost.
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

Business
Portfolio Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the nine months ended December 31, 2022, we invested in one new portfolio company and exited two portfolio companies. From our initial public offering in June 2005 through December 31, 2022, we invested in 56 companies, excluding investments in syndicated loans, for a total of approximately $1.6 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2022, we had unrecognized, contractual success fees of $53.1 million, or $1.59 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through December 31, 2022, we completed sales of 29 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $260.1 million in net realized gains and $40.4 million in other income upon exit, for a total increase to our net assets of $300.5 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 29 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 100.0% from March 2011 through December 31, 2022, and allowed us to declare and pay 17 supplemental distributions to common stockholders through December 31, 2022.
Capital Raising Efforts
We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to February 2024, and currently have a total commitment amount of $180.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2022, we issued our 2028 Notes for gross proceeds of $134.6 million. During the nine months ended December 31, 2022, we sold 241,978 shares of our common stock under our "at-the-market" program (the "Common Stock ATM Program") for gross proceeds of approximately $3.5 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” further discussion of our common stock.
Although we have been able to access the capital markets historically, market conditions, including the impact of COVID-19, inflation, and rising interest rates, may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On December 31, 2022, the closing market price of our common stock was $12.91 per share, representing a 3.9% discount to our net asset value (“NAV”) of $13.43 per share as of December 31, 2022. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering. ATM sales during the nine months ended December 31, 2022 were above our then-current estimated NAV per share.
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
As of December 31, 2022, our asset coverage ratio on our senior securities representing indebtedness was 250.5%.
Investment Highlights
Investment Activity
During the nine months ended December 31, 2022, the following significant transactions occurred:
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
•In August 2022, in conjunction with a refinancing at Ginsey Home Solutions, Inc. ("Ginsey"), our $13.3 million secured second lien debt investment was reduced to $12.2 million and converted to secured first lien debt. The reduction in our cost basis was the result of a $5.1 million payment made by Ginsey to extinguish our secured borrowing liability, which was partially offset by an additional investment in Ginsey of $4.0 million.
•In October 2022, we invested an additional $8.4 million in the form of secured first lien debt in Nocturne to fund an add-on acquisition.
•In November 2022, our $1.5 million secured second lien debt investment in Country Club Enterprises, LLC ("CCE") was repaid at par. In connection with the repayment, we received success fee income of $1.1 million and our $1.0 million guaranty was released.
•In December 2022, we recapitalized our investment in Old World Christmas, Inc. (“Old World”) and invested an additional $15.5 million in the form of secured first lien debt. In connection with this investment, we received proceeds of $17.9 million, of which $13.4 million was recognized as a realized gain and $4.5 million was recognized as dividend income.
•In December 2022, we entered into a new $3.2 million secured second lien term loan with The Mountain Corporation ("The Mountain"), replacing our previously outstanding second lien term loan and second lien delayed draw term loan with an aggregate cost basis of $13.2 million, which resulted in a realized loss of $10.0 million. The new term loan has a stated interest rate of LIBOR + 10.3% and matures October 1, 2024.

Recent Developments
Distributions and Dividends
In January 2023, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 20, 2023	January 31, 2023	$0.08
February 17, 2023	February 28, 2023	0.08
March 3, 2023	March 15, 2023	0.24	(A)
March 17, 2023	March 31, 2023	0.08
	Total for the Quarter:	$0.48
(A)     Represents a supplemental distribution to common stockholders.
LIBOR Transition
In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. Most U.S. dollar LIBOR are currently anticipated to be phased out in June 2023. LIBOR is expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one-month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. We have amended all outstanding loan agreements with our portfolio companies to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.
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
Impact of Inflation
We believe the effects of inflation on our historical results of operations and financial condition have been immaterial. During the nine months ended December 31, 2022, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, we expect that the cumulative effect of these inflationary pressures may impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 31, 2022 to the Three Months Ended December 31, 2021

	For the Three Months Ended December 31,
	2022	2021	$ Change	% Change
INVESTMENT INCOME
Interest income	$16,067	$13,344	$2,723	20.4%
Dividend and success fee income	5,527	3,398	2,129	62.7%
Total investment income	21,594	16,742	4,852	29.0%

EXPENSES
Base management fee	3,789	3,630	159	4.4%
Loan servicing fee	2,080	1,768	312	17.6%
Incentive fee	3,945	2,587	1,358	52.5%
Administration fee	410	437	(27)	(6.2)%
Interest and dividend expense	4,074	3,918	156	4.0%
Amortization of deferred financing costs and discounts	452	447	5	1.1%
Other	1,111	1,006	105	10.4%
Expenses before credits from Adviser	15,861	13,793	2,068	15.0%
Credits to fees from Adviser	(2,836)	(5,450)	2,614	(48.0)%
Total expenses, net of credits to fees	13,025	8,343	4,682	56.1%
NET INVESTMENT INCOME	8,569	8,399	170	2.0%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	3,844	22,049	(18,205)	(82.6)%
Net unrealized appreciation (depreciation) of investments	3,366	(20,102)	23,468	NM
Net realized and unrealized gain (loss)	7,210	1,947	5,263	270.3%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,779	$10,346	$5,433	52.5%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	33,316,055	33,205,023	111,032	0.3%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.26	$0.25	$0.01	4.0%
Net increase in net assets resulting from operations	$0.47	$0.31	$0.16	51.6%
NM = Not Meaningful

Investment Income
Total investment income increased 29.0% for the three months ended December 31, 2022, as compared to the prior year period, due to an increase in interest income, as well as an increase in dividend and success fee income.
Interest income from our investments in debt securities increased 20.4% for the three months ended December 31, 2022, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2022 was $474.1 million, compared to $443.6 million for the prior year period. This increase was primarily due to the $105.4 million of follow-on debt investments in existing portfolio companies, the origination of $39.1 million of new debt investments, and $14.9 million of loans returned to accrual status, partially offset by $92.7 million of pay-offs, restructurings, or write-offs of debt investments, and $9.2 million of loans placed on non-accrual status, after September 30, 2021, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 13.4% for the three months ended December 31, 2022, compared to 11.9% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period.
As of December 31, 2022, our loans to Edge Adhesives Holdings, Inc. ("Edge"), J.R. Hobbs and The Mountain were on non-accrual status, with an aggregate debt cost basis of $66.6 million. As of December 31, 2021, our loans to J.R. Hobbs, The Mountain and SFEG Holdings, Inc. ("SFEG") were on non-accrual status, with an aggregate debt cost basis of $81.3 million.
Dividend and success fee income for the three months ended December 31, 2022 increased $2.1 million from the prior year period. During the three months ended December 31, 2022, dividend and success fee income consisted of $4.5 million of dividend income and $1.1 million of success fee income. During the three months ended December 31, 2021, dividend and success fee income consisted of $3.4 million of success fee income.
As of December 31, 2022 and March 31, 2022, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 56.1% during the three months ended December 31, 2022, as compared to the prior year period, primarily due to a decrease in the incentive fee.
In accordance with GAAP, we recorded a $1.4 million capital gains-based incentive fee during the three months ended December 31, 2022, compared to a capital gains-based incentive fee of $0.4 million during the three months ended December 31, 2021. The capital gains-based incentive fee was a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased by $0.3 million for the three months ended December 31, 2022, as compared to the prior year period, primarily due to an increase in pre-incentive fee net investment income, coupled with an increase in net assets, which drives the hurdle rate. The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2022	2021
Average total assets subject to base management fee(A)	$757,800	$726,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	$3,789	$3,630
Credits to fees from Adviser - other(B)	(756)	(3,682)
Net base management fee	$3,033	$(52)

Loan servicing fee(B)	$2,080	$1,768
Credits to base management fee - loan servicing fee(B)	(2,080)	(1,768)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,503	$2,197
Incentive fee – capital gains-based(C)	1,442	390
Total incentive fee(B)	$3,945	$2,587
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$3,945	$2,587
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
Interest and dividend expense increased 4.0% during the three months ended December 31, 2022, as compared to the prior year period, due to an increase in interest expense. Interest expense increased by $0.2 million primarily due to higher interest expense related to the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the three months ended December 31, 2022 was $26.1 million as compared to $21.2 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended December 31, 2022 was 12.8%, as compared to 11.1% in the prior year period. The increase in the effective interest rate on the Credit Facility was primarily a result of an increase in interest rates on the drawn portion of the Credit Facility.
Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Brunswick Bowling Products, Inc.	$—	$7,275	$—	$7,275
Mason West, LLC	—	5,281	—	5,281
Old World Christmas, Inc.	13,371	(8,601)	—	4,770
Dema/Mai Holdings, Inc.	—	3,877	—	3,877
Nth Degree Investment Group, LLC	—	3,845	—	3,845
Schylling, Inc.	—	2,977	—	2,977
PSI Molded Plastics, Inc.	—	2,976	—	2,976
The Mountain Corporation	(10,000)	—	10,000	—
ImageWorks Display and Marketing Group, Inc.	—	(920)	—	(920)
Educators Resources, Inc.	—	(1,299)	—	(1,299)
J.R. Hobbs Co. - Atlanta, LLC	—	(2,398)	—	(2,398)
Galaxy Technologies Holding, Inc.	—	(3,255)	—	(3,255)
B+T Group Acquisition, Inc.	—	(3,747)	—	(3,747)
Nocturne Villas Rentals, Inc.	—	(4,182)	—	(4,182)
Horizon Facilities Service, Inc.	—	(8,267)	—	(8,267)
Other, net (<$1.0 million, net)	473	(197)	1	277
Total	$3,844	$(6,635)	$10,001	$7,210

	Three Months Ended December 31, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Brunswick Bowling Products, Inc.	$—	$10,344	$—	$10,344
Horizon Facilities Service, Inc.	—	5,129	—	5,129
Schylling, Inc.	—	2,931	—	2,931
ImageWorks Display and Marketing Group, Inc.	—	1,019	—	1,019
The Maids International, LLC	—	(1,216)	—	(1,216)
J.R. Hobbs Co. - Atlanta, LLC	—	(1,575)	—	(1,575)
Mason West, LLC	—	(3,390)	—	(3,390)
Pioneer Square Brands, Inc.	21,939	—	(25,425)	(3,486)
Counsel Press, Inc.	—	(3,679)	—	(3,679)
Galaxy Technologies Holdings, Inc.	—	(4,464)	—	(4,464)
Other, net (<$1.0 million, net)	110	224	—	334
Total	$22,049	$5,323	$(25,425)	$1,947
Net Realized Gain (Loss) on Investments
During the three months ended December 31, 2022, we recorded net realized gains on investments of $3.8 million, primarily due to a $13.4 million realized gain from the recapitalization of Old World and $0.5 million of realized gains related to prior period exits of certain investments, partially offset by the $10.0 million realized loss recognized in conjunction with the replacement of our existing investment in The Mountain. During the three months ended December 31, 2021, we recorded net realized gains on investments of $22.0 million, primarily due to a $21.9 million realized gain from the exit of Pioneer Square Brands, Inc. and realized gains related to prior period exits of certain investments.

Net Unrealized Appreciation (Depreciation) of Investments
Net unrealized appreciation of investments of $3.4 million for the three months ended December 31, 2022 was primarily due to the reversal of unrealized depreciation of our investment in The Mountain upon the replacement of the existing investment, partially offset by net unrealized depreciation across our portfolio. The net unrealized depreciation was driven by decreased performance of certain of our portfolio companies and decreased comparable transaction multiples used to estimate the fair value of certain of our portfolio companies. These amounts were partially offset by increased performance of certain of our other portfolio companies, driven partially by the reversal of the impact of COVID-19 on certain of our portfolio companies and the markets in which they operate. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19, and its variants, has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, operating challenges, including but not limited to, labor shortages, supply chain delays, increased material costs and demand for their products, and general economic outlook, or the reversal of such impact towards pre-COVID-19 levels.
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
Across our entire investment portfolio, we recorded net unrealized appreciation of $7.2 million on our debt positions and depreciation of $3.9 million on our equity positions, for the three months ended December 31, 2022. As of December 31, 2022, the fair value of our investment portfolio was more than the cost basis by $38.1 million, as compared to September 30, 2022, when the fair value of our investment portfolio was more than the cost basis by $34.7 million, representing net unrealized appreciation of $3.4 million for the three months ended December 31, 2022. Our entire portfolio had a fair value of 105.3% of cost as of December 31, 2022.

Comparison of the Nine Months Ended December 31, 2022 to the Nine Months Ended December 31, 2021

	For the Nine Months Ended December 31,
	2022	2021	$ Change	% Change
INVESTMENT INCOME
Interest income	$43,045	$43,634	$(589)	(1.3)%
Dividend and success fee income	18,641	9,672	8,969	92.7%
Total investment income	61,686	53,306	8,380	15.7%

EXPENSES
Base management fee	10,965	10,527	438	4.2%
Loan servicing fee	5,754	5,430	324	6.0%
Incentive fee	7,722	22,186	(14,464)	(65.2)%
Administration fee	1,352	1,407	(55)	(3.9)%
Interest and dividend expense	11,715	11,606	109	0.9%
Amortization of deferred financing costs and discounts	1,350	1,355	(5)	(0.4)%
Other	4,357	3,828	529	13.8%
Expenses before credits from Adviser	43,215	56,339	(13,124)	(23.3)%
Credits to fees from Adviser	(8,885)	(11,293)	2,408	(21.3)%
Total expenses, net of credits to fees	34,330	45,046	(10,716)	(23.8)%
NET INVESTMENT INCOME	27,356	8,260	19,096	231.2%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	10,598	24,442	(13,844)	(56.6)%
Net realized loss on other	—	(1,998)	1,998	(100.0)%
Net unrealized appreciation (depreciation) of investments	(7,065)	54,916	(61,981)	(112.9)%
Net realized and unrealized gain (loss)	3,533	77,360	(73,827)	(95.4)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$30,889	$85,620	$(54,731)	(63.9)%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	33,246,811	33,205,023	41,788	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.82	$0.25	$0.57	228.0%
Net increase in net assets resulting from operations	$0.93	$2.58	$(1.65)	(64.0)%
NM = Not Meaningful

Investment Income
Total investment income increased 15.7% for the nine months ended December 31, 2022, as compared to the prior year period, due to an increase in dividend and success fee income, partially offset by a decrease in interest income.
Interest income from our investments in debt securities decreased 1.3% for the nine months ended December 31, 2022, as compared to the prior year period. During the nine months ended December 31, 2021, we received $3.9 million of past due interest from certain loans that were previously on non-accrual status compared to no such collection in the current year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield.
The weighted-average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2022 was $457.9 million, compared to $444.9 million for the prior year period. This increase was primarily due to $118.3 million of follow-on debt investments in existing portfolio companies, the origination of $60.7 million of new debt investments, and $14.9 million of loans returned to accrual status, partially offset by $106.8 million of pay-offs, restructurings, or write-offs of debt investments and $73.4 million of loans placed on non-accrual status after March 31, 2021, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 12.5% for the nine months ended December 31, 2022, compared to 13.0% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. During the nine months ended December 31, 2021, we collected $3.9 million in past due interest from portfolio companies that were previously on non-accrual status, including $2.8 million from B+T Group Acquisition, Inc., $1.0 million from SOG Specialty Knives and Tools, LLC, $0.1 million from PSI Molded Plastics, Inc., and $0.1 million from Horizon. We had no collections of past due interest during the nine months ended December 31, 2022.
As of December 31, 2022, our loans to Edge, J.R. Hobbs and The Mountain were on non-accrual status, with an aggregate debt cost basis of $66.6 million. As of December 31, 2021, our loans to J.R. Hobbs, The Mountain and SFEG were on non-accrual status, with an aggregate debt cost basis of $81.3 million.
Dividend and success fee income for the nine months ended December 31, 2022 increased $9.0 million from the prior year period. During the nine months ended December 31, 2022, dividend and success fee income consisted of $10.8 million of dividend income and $7.8 million of success fee income. During the nine months ended December 31, 2021, dividend and success fee income consisted primarily of $8.1 million of success fee income and $1.6 million of dividend income.
As of December 31, 2022, and March 31, 2022, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 23.8% during the nine months ended December 31, 2022, as compared to the prior year period, primarily due to a decrease in the incentive fee.
In accordance with GAAP, we recorded a $0.7 million capital gains-based incentive fee during the nine months ended December 31, 2022, compared to a $16.3 million capital gains-based incentive fee recorded during the nine months ended December 31, 2021. The capital gains-based incentive fee was a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased by $1.1 million for the nine months ended December 31, 2022, as compared to the prior year period, primarily due to an increase in pre-incentive fee net investment income, coupled with an increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2022	2021
Average total assets subject to base management fee(A)	$731,000	$701,800
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%
Base management fee(B)	$10,965	$10,527
Credits to fees from Adviser - other(B)	(3,131)	(5,863)
Net base management fee	$7,834	$4,664

Loan servicing fee(B)	$5,754	$5,430
Credits to base management fee - loan servicing fee(B)	(5,754)	(5,430)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$7,016	$5,892
Incentive fee – capital gains-based(C)	706	16,294
Total incentive fee(B)	$7,722	$22,186
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$7,722	$22,186
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
Interest and dividend expense increased 0.9% during the nine months ended December 31, 2022, as compared to the prior year period, due to an increase in interest expense, partially offset by a decrease in dividend expense. Interest expense increased by $2.4 million primarily due to the issuance of the 2028 Notes in August 2021, which was partially offset by lower interest expense related to the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the nine months ended December 31, 2022, was $12.6 million as compared to $24.0 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the nine months ended December 31, 2022 was 19.8%, as compared to 10.1% in the prior year period. The increase in the effective interest rate on the Credit Facility was primarily a result of an increase in unused commitments fees on the undrawn portion of the Credit Facility as well as increased interest rates on the drawn portion of the Credit Facility. Dividend expense decreased by $2.3 million as a result of the 6.375% Series E Cumulative Term Preferred Stock (“Series E Term Preferred Stock”) redemption August 2021.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2022 and 2021 were as follows:

	Nine Months Ended December 31, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Brunswick Bowling Products, Inc	$—	$13,770	$—	$13,770
Nth Degree Investment Group, LLC	—	11,525	—	11,525
Old World Christmas, Inc.	13,371	(2,815)	—	10,556
Horizon Facilities Service, Inc.	2,218	5,461	—	7,679
Nocturne Villa Rentals, Inc.	—	4,635	—	4,635
Dema/Mai Holdings, Inc.	—	3,877	—	3,877
SFEG Holdings, Inc.	—	3,505	—	3,505
Mason West, LLC	—	3,343	—	3,343
Counsel Press, Inc.	—	2,165	—	2,165
Schylling Inc.	—	1,633	—	1,633
Utah Pacific Bridge & Steel, Ltd.	—	(1,206)	—	(1,206)
Educators Resources, Inc.	—	(1,614)	—	(1,614)
The Maids International, LLC	—	(2,679)	—	(2,679)
The Mountain Corporation	(10,000)	(2,930)	10,000	(2,930)
Ginsey Home Solutions, Inc.	—	(3,263)	—	(3,263)
ImageWorks Display and Marketing Group, Inc.	—	(3,273)	—	(3,273)
Galaxy Technologies Holdings, Inc.	—	(4,804)	—	(4,804)
Edge Adhesives Holdings, Inc	—	(5,395)	—	(5,395)
Bassett Creek Services, Inc.	5,188	—	(12,250)	(7,062)
B+T Group Acquisition, Inc	—	(13,014)	—	(13,014)
J.R. Hobbs Co. – Atlanta, LLC	—	(13,966)	—	(13,966)
Other, net (<$1.0 million, net)	(179)	244	(14)	51
Total	$10,598	$(4,801)	$(2,264)	$3,533

	Nine Months Ended December 31, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
B+T Group Acquisition, Inc.	$—	$15,279	$—	$15,279
Brunswick Bowling Products, Inc.	—	13,842	—	13,842
Old World Christmas, Inc.	—	13,559	—	13,559
Schylling, Inc.	—	13,453	—	13,453
Horizon Facilities Service, Inc.	—	11,547	—	11,547
Educators Resource, Inc.	—	8,876	—	8,876
Bassett Creek Services, Inc.	—	7,877	—	7,877
SOG Specialty Knives & Tools, LLC	—	7,575	—	7,575
ImageWorks Display and Marketing Group, Inc.	—	6,321	—	6,321
PSI Molded Plastics, Inc.	—	3,633	—	3,633
Counsel Press, Inc.	—	3,366	—	3,366
Nocturne Villa Rentals, Inc.	—	1,504	—	1,504
Galaxy Technologies Holdings, Inc.	—	1,404	—	1,404
Head Country, Inc.	3,627	—	(2,469)	1,158
Channel Technologies Group, LLC	(1,841)	—	1,841	—
Diligent Delivery Systems	—	(903)	—	(903)
Mason West, LLC	—	(2,217)	—	(2,217)
SBS Industries Holdings, Inc.	—	(3,314)	—	(3,314)
Ginsey Home Solutions, Inc.	—	(4,012)	—	(4,012)
J.R. Hobbs Co. – Atlanta, LLC	—	(4,085)	—	(4,085)
Pioneer Square Brands, Inc.	21,939	(1,245)	(25,425)	(4,731)
Galaxy Technologies Holdings, Inc.	—	(10,784)	—	(10,784)
Other, net (<$1.0 million, net)	717	(759)	52	10
Total	$24,442	$80,917	$(26,001)	$79,358
Net Realized Gain (Loss) on Investments
During the nine months ended December 31, 2022, we recorded net realized gains on investments of $10.6 million, primarily due to a $13.4 million realized gain from the recapitalization of Old World, $5.2 million of realized gains from the exit of Bassett Creek, of which $0.5 million was received in the three months ended December 31, 2022, and a $2.2 million realized gain from the recapitalization of Horizon. These amounts were partially offset by the $10.0 million realized loss recognized in conjunction with the replacement of the existing investment in The Mountain and $0.2 million of net realized losses related to prior period exits of certain investments. During the nine months ended December 31, 2021, we recorded net realized gains on investments of $24.4 million, primarily related to a $21.9 million realized gain from the exit of Pioneer Square Brands, Inc., a $3.6 million realized gain from the exit of Head Country, Inc. ("Head Country") and $0.7 million of realized gains related to previous exits of certain investments, partially offset by a $1.8 million realized loss from the dissolution of Channel Technologies Group, LLC ("CTG").
Net Realized Gain Loss on Other
During the nine months ended December 31, 2021, we recorded a net realized loss on other of $2.0 million related to unamortized deferred issuance costs written off upon the redemption of our Series E Term Preferred Stock in August 2021. During the nine months ended December 31, 2022, there were no realized gains or losses on other.

Net Unrealized Appreciation (Depreciation) of Investments
Net unrealized depreciation of investments of $7.1 million for the nine months ended December 31, 2022 was primarily due to the net unrealized depreciation across our portfolio as well as the reversal of unrealized appreciation of our investment in Bassett Creek upon its exit and the reversal of unrealized depreciation of our investment in The Mountain upon the replacement of our existing investment. The net depreciation was driven primarily by decreased performance of certain of our other portfolio companies and decreased comparable transaction multiples used to estimate the fair value of certain of our portfolio companies. These decreases were partially offset by increased performance of certain of our portfolio companies, driven partially by the reversal of the impact of COVID-19 on certain of our portfolio companies and the markets in which they operate. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19, and its variants, has had or is expected to have on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, operating challenges, including but not limited to, labor shortages, supply chain delays, increased material costs and demand for their products, and general economic outlook, or the reversal of such impact towards pre-COVID-19 levels.
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
Across our entire investment portfolio, we recorded net unrealized depreciation of $16.1 million on our debt positions and appreciation of $9.1 million on our equity positions, for the nine months ended December 31, 2022. As of December 31, 2022, the fair value of our investment portfolio was more than the cost basis by $38.1 million, as compared to March 31, 2022, when the fair value of our investment portfolio was more than the cost basis by $45.1 million, representing net unrealized depreciation of $7.1 million for the nine months ended December 31, 2022. Our entire portfolio had a fair value of 105.3% of cost as of December 31, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash used in operating activities for the nine months ended December 31, 2022 was $13.4 million, compared to net cash provided by operating activities of $39.3 million for the nine months ended December 31, 2021. This change was primarily due to an increase in purchase of investments and a decrease in the aggregate of principal repayments of investments and net proceeds from the sale of investments.
Purchases of investments were $133.5 million during the nine months ended December 31, 2022, compared to $84.6 million during the nine months ended December 31, 2021. Principal repayments and net proceeds from the sale of investments totaled $85.8 million during the nine months ended December 31, 2022, compared to $96.9 million during the nine months ended December 31, 2021.
As of December 31, 2022, we had equity investments in and/or loans to 25 portfolio companies with an aggregate cost basis of $722.4 million. As of December 31, 2021, we had equity investments in and/or loans to 26 portfolio companies with an aggregate cost basis of $675.6 million.

The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022	2021
Beginning investment portfolio, at fair value	$714,396	$633,829
New investments	60,050	34,200
Disbursements to existing portfolio companies	73,456	50,350
Unscheduled principal repayments (A)	(55,398)	(46,898)
Net proceeds from sale and recapitalization of investments	(35,533)	(49,421)
Net realized gain on investments	10,545	23,748
Net unrealized appreciation (depreciation) of investments	(4,801)	80,917
Reversal of net unrealized appreciation of investments	(2,264)	(26,001)
Amortization of premiums, discounts, and acquisition costs, net	12	14
Ending investment portfolio, at fair value	$760,463	$700,738
(A)The nine months ended December 31, 2022 includes $5.1 million of non-cash principal repayments related to the August 2022 refinancing at Ginsey.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2022:

Amount
For the remaining three months ending March 31, 2023	$27,500
For the fiscal years ending March 31:
2024	55,468
2025	89,614
2026	202,419
2027	144,096
Thereafter	38,250
Total contractual repayments	$557,347
Investments in equity securities	165,033
Total cost basis of investments held as of December 31, 2022:	$722,380
Financing Activities
Net cash provided by financing activities for the nine months ended December 31, 2022 was $1.8 million, which consisted primarily of $29.6 million of net borrowings under the Credit Facility and $3.4 million of proceeds from issuance of common stock, net of expenses and shelf offering registration costs, partially offset by $30.9 million in distributions to common stockholders.
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
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.075 per common share for each of the six months from April through September 2022, monthly cash distributions of $0.08 per common share for each of the three months from October through December 2022, and supplemental distributions of $0.12 per common share in June and December 2022. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in January 2023.
For the fiscal year ended March 31, 2022, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $13.9 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2022, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $15.7 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2022, we recorded $2.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Overdistributed net investment income and increased Accumulated net realized gain in excess of distributions. For the nine months ended December 31, 2022, we recorded $1.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Underdistributed net investment income and Accumulated net realized gain in excess of distributions.
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
Equity
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to $296.5 million of the securities registered under the registration statement.
Common Stock
In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc., under which we had the ability to issue and sell shares of our common stock, from time to time, through such sales agents, up to an aggregate offering price of $35.0 million. On August 11, 2021, we terminated the equity distribution agreements with each of such sales agents. We did not sell any shares of our common stock under this ATM program during the year ended March 31, 2022.

In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million in what is commonly referred to as an “at-the-market” program (“Common Stock ATM Program”). As of December 31, 2022, we had remaining capacity to sell up to an additional $46.5 million of common stock under the Common Stock ATM program.
During the three months ended December 31, 2022, we sold 212,338 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $14.11 per share, raising approximately $3.0 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.91 and resulted in total net proceeds of approximately $3.0 million. These sales were above our then current estimated NAV per share. During the nine months ended December 31, 2022, we sold 241,978 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $14.31 per share, raising approximately $3.5 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $14.11 and resulted in total net proceeds of approximately $3.4 million. These sales were above our then current estimated NAV per share.

Subsequent to December 31, 2022 and through February 1, 2023, we sold 8,484 shares of our common stock under our Common Stock ATM Program at a weighted-average gross price of $14.01 per share and raised approximately $0.1 million in net proceeds. These sales were above our then-current estimated NAV per share.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On December 31, 2022, the closing market price of our common stock was $12.91 per share, representing a 3.9% discount to our NAV per share of $13.43 as of December 31, 2022.
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
Revolving Line of Credit
On March 8, 2021, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), entered into Amendment No. 6 to the Credit Facility with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date). As of December 31, 2022, the Credit Facility provided a one-year extension option that may be exercised on or before March 8, 2023, subject to approval by all lenders.
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
Advances under the Credit Facility generally bear interest at 30-day LIBOR, subject to a floor of 0.5%, plus 2.85% per annum until February 29, 2024, with the margin then increasing to 3.10% for the period from February 29, 2024 to February 28, 2025, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount. At December 31, 2022, we had $29.6 million borrowings outstanding on the Credit Facility and as of the date of this report, we had $31.3 million outstanding under the Credit Facility.
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
Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $288.0 million as of December 31, 2022, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2022, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $705.7 million, asset coverage on our senior securities representing indebtedness of 250.5%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2022, we had availability, after adjustments for various constraints based on collateral quality, of $150.4 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.
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

OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2022 and March 31, 2022, we had unrecognized, contractual off-balance sheet success fee receivables of $53.1 million and $50.5 million (or approximately $1.59 and $1.52 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
CONTRACTUAL OBLIGATIONS
We have line of credit and delayed draw term debt commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term debt commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term debt commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term debt commitments as of December 31, 2022 to be immaterial.
In conjunction with the term loan repayment by CCE in November 2022, our previously outstanding $1.0 million guaranty was released and terminated. We were not required to make any payments on this guaranty, or any guaranties that existed in previous periods.
The following table shows our contractual obligations as of December 31, 2022, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$29,600	$—	$—	$29,600	$—
Notes payable	262,488	—	—	127,938	134,550
Interest payments on obligations(C)	71,288	16,654	33,319	15,849	5,466
Total	$363,376	$16,654	$33,319	$173,387	$140,016
(A)Excludes unused line of credit and delayed draw term debt commitments to our portfolio companies. As of December 31, we had no amounts unused or outstanding.
(B)Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on the Credit Facility, 2026 Notes, and 2028 Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2022.
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
The following table reflects risk ratings for all loans in our portfolio as of December 31, 2022 and March 31, 2022:

Rating	December 31, 2022	March 31, 2022
Highest	9.0	9.0
Average	6.4	6.5
Weighted-average	7.3	7.0
Lowest	3.0	3.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both December 31, 2022 and March 31, 2022.
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
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and up to approximately 10% at fixed rates. As of December 31, 2022 and March 31, 2022, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	December 31, 2022	March 31, 2022
Variable rates with a floor	100.0%	100.0%
Fixed rates	—	—%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the nine months ended December 31, 2022 from those included in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2022 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of December 31, 2022 and March 31, 2022, (ii) the Consolidated Statements of Operations for the three and nine months ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended December 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and 2021, (v) the Consolidated Schedules of Investments as of December 31, 2022 and March 31, 2022, and (vi) the Notes to Consolidated Financial Statements

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Rachael Easton
Rachael Easton
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Date: February 1, 2023