Form 10-K
period 2023-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2023-05-10
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES   NO
The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2022, based on the closing price on that date of $12.10 on the Nasdaq Global Select Market, was $390,435,779. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 33,591,505 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 9, 2023.
Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended March 31, 2023.

GLADSTONE INVESTMENT CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
MARCH 31, 2023

FORWARD-LOOKING STATEMENTS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, rising interest rates and risks of recessions; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation, or the general economy, including inflation; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and (12) those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K (this “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from our historical performance. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed, or in the future may file, with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
Investment Adviser and Administrator
We are externally managed by the Adviser, an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser. Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. David Dullum, our president, also serves as the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary, also serves as the Administrator’s president, general counsel, and secretary, as well as the executive vice president of administration of the Adviser. Mr. Gladstone and Terry Lee Brubaker, our chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; and Gladstone Land Corporation, a publicly-traded real estate investment trust (“Gladstone Land”) (together with “Gladstone Commercial” and “Gladstone Capital,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.
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
Investment Objectives and Strategy
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments in a particular portfolio company generally totaling up to $75 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2023, our investment portfolio was comprised of 77.1% in debt securities and 22.9% in equity securities, at cost.
We focus on investing in lower middle market private businesses (which we generally define as private companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $4 million to $15 million) (“Lower Middle Market”) in the U.S. that meet certain criteria, including, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the portfolio company, reasonable capitalization of the portfolio company, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger, acquisition, or recapitalization of the portfolio company, a public offering of the portfolio company’s stock or, to a lesser extent, by exercising our right to require the portfolio company to repurchase our warrants, as applicable, though there can be no assurance that we will always have these rights. We invest in portfolio companies that seek funds for management buyouts and/or growth capital to finance acquisitions, recapitalize or, to a lesser extent, refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises.
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
In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. As of March 31, 2023, our loan portfolio consisted of 100.0% variable rate loans with floors, based on the total principal balance of all outstanding debt investments. Most U.S. dollar LIBOR are currently anticipated to be phased out in June 2023. We have amended all outstanding loan agreements with our portfolio companies to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Assuming that the Secured Overnight Financing Rate ("SOFR") replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations. Subsequent to March 31, 2023, certain of our existing investments have been transitioned from LIBOR to SOFR.
We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement such as a success fee or, to a lesser extent, deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the portfolio company. Some debt securities may have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” (“PIK”) interest. As of March 31, 2023, we did not have any securities with a PIK feature.
Typically, our investments in equity securities take the form of common stock, preferred stock, limited liability company interests, or warrants or options to purchase any of the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt. From our initial public offering in 2005 through March 31, 2023, we invested in 56 companies, excluding investments in syndicated loans.

We expect that our investment portfolio will continue to primarily include the following three categories of investments in private companies in the U.S.:
•Secured First Lien Debt Securities: We seek to invest a portion of our assets in secured first lien debt securities also known as senior loans, senior term loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses secured first lien debt to cover a substantial portion of the funding needs of the business. These debt securities usually take the form of first priority liens on all, or substantially all, of the assets of the business.
•Secured Second Lien Debt Securities: We seek to invest a portion of our assets in secured second lien debt securities, which may also be referred to as subordinated loans, subordinated notes and mezzanine loans. These secured second lien debt securities rank junior to the borrower’s secured first lien debt securities and may be secured by second priority liens on all or a portion of the assets of the business. Additionally, we may receive other yield enhancements in addition to or in lieu of success fees, such as warrants to buy common and preferred stock or limited liability interests, in connection with these secured second lien debt securities.
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
We expect that most, if not all, of the debt securities we acquire will not be rated by a rating agency. Investors should assume that these loans would be rated below what is considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered higher risk as compared to investment grade debt instruments.
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
Investment Concentrations
As of March 31, 2023, our investment portfolio consisted of investments in 25 portfolio companies located in 19 states across 14 different industries with an aggregate fair value of $753.5 million. Our investments in Old World Christmas, Inc. (“Old World”), Horizon Facilities Services, Inc. ("Horizon"), Dema/Mai Holdings, Inc. ("Dema/Mai"), Nocturne Luxury Villas, Inc. ("Nocturne"), and Brunswick Bowling Products, Inc. ("Brunswick") represented our five largest portfolio investments at fair value and collectively comprised $322.3 million, or 42.8%, of our total investment portfolio at fair value as of March 31, 2023. The following table summarizes our investments by security type as of March 31, 2023 and 2022:

	March 31, 2023				March 31, 2022
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$471,439	65.4%	$437,517	58.1%	$429,457	64.2%	$425,087	59.5%
Secured second lien debt	84,158	11.7%	75,734	10.1%	81,147	12.1%	67,958	9.5%
Total debt	555,597	77.1%	513,251	68.2%	510,604	76.3%	493,045	69.0%

Preferred equity	149,099	20.7%	222,585	29.5%	143,079	21.4%	217,599	30.5%
Common equity/equivalents	15,934	2.2%	17,707	2.3%	15,565	2.3%	3,752	0.5%
Total equity/equivalents	165,033	22.9%	240,292	31.8%	158,644	23.7%	221,351	31.0%
Total investments	$720,630	100.0%	$753,543	100.0%	$669,248	100.0%	$714,396	100.0%
Our investments at fair value consisted of the following industry classifications as of March 31, 2023 and 2022:

	March 31, 2023		March 31, 2022
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$268,954	35.7%	$307,403	43.0%
Home and Office Furnishings, Housewares, and Durable Consumer Products	143,685	19.1%	125,440	17.6%
Buildings and Real Estate	60,571	8.0%	—	—%
Hotels, Motels, Inns, and Gaming	58,713	7.8%	37,923	5.3%
Leisure, Amusement, Motion Pictures, and Entertainment	47,616	6.3%	46,514	6.5%
Healthcare, Education, and Childcare	37,445	5.0%	39,252	5.5%
Mining, Steel, Iron and Non-Precious Metals	25,998	3.5%	24,250	3.4%
Chemicals, Plastics, and Rubber	24,891	3.3%	26,618	3.7%
Aerospace and Defense	22,215	2.8%	25,296	3.5%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	20,088	2.7%	13,823	1.9%
Telecommunications	18,987	2.5%	32,467	4.6%
Cargo Transport	14,707	2.0%	14,533	2.0%
Diversified/Conglomerate Manufacturing	9,646	1.3%	14,064	2.0%
Other < 2.0%	27	0.0%	6,813	1.0%
Total investments	$753,543	100.0%	$714,396	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2023 and 2022:

	March 31, 2023		March 31, 2022
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$266,612	35.4%	$194,100	27.2%
West	197,989	26.3%	158,607	22.2%
South	171,056	22.7%	188,978	26.4%
Midwest	117,886	15.6%	172,711	24.2%
Total investments	$753,543	100.0%	$714,396	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Process
Overview of Investment and Approval Process
To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, David Dullum, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which currently is composed of Messrs. Gladstone, Brubaker, and Dullum, as well as Jonathan Sateri and Laura Gladstone. If this LOI is issued, then the Adviser and Gladstone Securities, LLC (“Gladstone Securities”) (collectively, the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment.
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
Extensive Due Diligence
The Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation typically begins with a review of publicly available information followed by in-depth business analysis, including some or all of the following:
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
Valuation Process
The Board of Directors has approved investment valuation policies and procedures pursuant to Rule 2a-5 (the “Policy”) and, in July 2022, designated the Adviser to serve as the Board of Directors’ valuation designee (“Valuation Designee”) under the 1940 Act.
The following is a general description of the Policy that the professionals of the Adviser and Administrator, with oversight and direction from our chief valuation officer, an employee of the Administrator that reports directly to our Board of Directors (collectively, the “Valuation Team”), use each quarter to determine the fair value of our investment portfolio. In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for the good faith fair value determination of our investments for which market quotations are not readily available based on the Policy and overseeing the Valuation Designee. The Adviser values our investments in accordance with the requirements of the 1940 Act and accounting principles generally accepted in the U.S. (“GAAP”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:
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

•Preliminary valuation conclusions are then discussed amongst the Valuation Team and with our management and documented for review by our Board of Directors. Fair value determinations and supporting material are sent to the Board of Directors in advance of its quarterly meetings.
•The Valuation Committee of the Board of Directors (comprised entirely of independent directors) meets to review the valuation determinations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy and reviews other facts and circumstances. Then, the Valuation Committee and chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors, so that the full Board of Directors may review the Valuation Designee's determination of the fair value of such investments in accordance with the Policy.
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
Transactions with Related Parties
Investment Advisory and Management Agreement
Pursuant to our Advisory Agreement, we pay the Adviser certain fees as compensation for its services, consisting of a base management fee and an incentive fee, each as described below. On July 12, 2022, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the renewal of the Advisory Agreement through August 31, 2023. Our Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our stockholders, (2) the investment performance of the Company and the Adviser, (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company, (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors, (5) the fee structure of the advisory and administrative agreements of comparable funds, (6) indirect profits to the Adviser created through the Company and (7) in light of the foregoing considerations, the overall fairness of the advisory fee paid under the Advisory Agreement.
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
Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the years ended March 31, 2023 and 2021, no capital gains-based incentive fees were contractually due and paid to the Adviser. As of and for the year ended March 31, 2022, capital gains-based incentive fees of $5.3 million were contractually due and paid to the Adviser.
In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the year ended March 31, 2023, we recorded a reversal of capital gains-based incentive fees of $0.3 million. During the years ended March 31, 2022 and 2021, we recorded capital gains-based incentive fees of $18.3 million and $5.0 million, respectively.
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
Other Transactions
Mr. Gladstone also serves on the board of managers of our affiliate Gladstone Securities, a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is 100% indirectly owned and controlled by Mr. Gladstone and has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
Material U.S. Federal Income Tax Considerations
This is a general summary of certain material U.S. federal income tax considerations applicable to us, to our qualification and taxation as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and to the ownership and disposition of our shares. This summary does not purport to be a complete description of all of the tax considerations relating thereto. In particular, we have not described certain considerations that may be relevant to certain types of stockholders subject to special treatment under U.S. federal income tax laws. This summary does not discuss any aspect of state, local or foreign tax laws, or the U.S. estate or gift tax. Stockholders are urged to consult their tax advisors regarding their particular situations and the possible applicable of federal, state, local, non-U.S. or other tax laws, and any proposed tax law changes.
For purposes of this summary, a “U.S. stockholder” is a beneficial owner of stock that is for U.S. federal income tax purposes:

•an individual who is a citizen or resident of the United States;
•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof of the District of Columbia;
•a trust, if a court within the United States is able to exercise primary supervision over its administration and one or more U.S. persons (as defined in the Code) have the authority to control all of its substantial decisions, or if the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
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
•Income source requirements: At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities, loans, gains from sales or other dispositions of securities or other income (including certain deemed inclusions) derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly-traded partnership.
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
Failure to Qualify as a RIC
If we were to fail to meet the income, diversification, or distribution tests described above, we could in some cases cure such failure, including by paying a fund-level tax, paying interest, making additional distributions, or disposing of certain assets. If we were ineligible to or otherwise did not cure such failure, or were otherwise unable to qualify for treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at the regular corporate income tax rate and would be subject to any applicable state and local taxes, even if we distributed all of our Investment Company Taxable Income to our stockholders. We would not be able to deduct distributions to our stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction, if applicable. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and then as capital gain. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we generally would be subject to corporate-level U.S. federal income tax on any unrealized appreciation with respect to our assets unless we make a special election to pay corporate-level U.S. federal income tax on any such unrealized appreciation during the succeeding five-year period.

Qualification as a RIC
If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long-term capital gain in excess of realized net short-term capital loss) that we timely distribute (or are deemed to distribute) to our stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year and (iii) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. For the calendar years ended December 31, 2022, 2021 and 2020, we incurred $1.3 million, $0.7 million and $0.5 million, respectively, in excise taxes. As of March 31, 2023, there was no capital loss carryforward.
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
Any distribution declared by us in October, November or December of any calendar year, payable to our stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by our stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the later of the extended due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November, December rule described above. For the fiscal year ended March 31, 2023, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.4 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2024 as having been paid in the fiscal year ended March 31, 2023. In addition, for the fiscal year ended March 31, 2023, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $10.6 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2024 as having been paid in the fiscal year ended March 31, 2023.
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

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the years ended March 31, 2023, 2022 and 2021, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.
Sale of Our Shares
A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of the shares of our common or preferred stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held the shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. All or a portion of any loss realized upon a taxable disposition of shares will be disallowed under the Code’s “wash sale” rule if other substantially identical shares are purchased within 30 days before or after the disposition. In such a case, the basis of the newly purchased shares will be adjusted to reflect the disallowed loss. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income. Capital losses are subject to limitations on use for both corporate and non-corporate stockholders. Certain U.S. stockholders who are individuals, estates or trusts generally are also subject to a 3.8% Medicare tax on, among other things, dividends on and capital gain from the sale or other disposition of shares of our stock.
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
Sections 1471-1474 of the Code and the U.S. Treasury and IRS guidance issued thereunder or, collectively, FATCA, generally require that we obtain information sufficient to identify the status of each shareholder under FATCA or under an applicable intergovernmental agreement, or IGA, between the United States and a foreign government. If a shareholder fails to provide the requested information or otherwise fails to comply with FATCA or an IGA, we may be required to withhold under FATCA at a rate of 30% with respect to that shareholder on ordinary dividends it pays. The IRS and the Department of Treasury have issued proposed regulations providing that these withholding rules will not apply to the gross proceeds of share redemptions or capital gain dividends we pay. If a payment is subject to FATCA withholding, we are required to withhold even if such payment would otherwise be exempt from withholding under the rules applicable to foreign shareholders described above (e.g., interest-related dividends). In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not financial institutions unless the foreign entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a non-U.S. stockholder and the status of the intermediaries through which they hold their shares, non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Under certain circumstances, a non-U.S. stockholder might be eligible for refunds or credits of such taxes.

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
As of March 31, 2023, 99.9% of our assets were qualifying assets.

Asset Coverage
Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that is stock. In either case, we may only issue such senior securities if such class of senior securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act, of at least 150%. As of March 31, 2023, our asset coverage on our senior securities representing indebtedness was 244.7%.
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
•We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.
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

Staffing
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator dedicates all of his or her time to us. However, we expect that 20 to 25 full-time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2023 and all of calendar year 2024. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.
As of March 31, 2023, the Adviser and Administrator collectively had 74 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive management
21	Accounting, administration, compliance, human resources, legal, and treasury
40	Investment management, portfolio management, and due diligence
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
•competition;
•the impact of public health emergencies, generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it;
•the actual and perceived state of the economy and capital markets generally;
•amendments or repeals of legislation, or changes in regulations or regulatory interpretations thereof, and transitions of government, including uncertainty regarding any of the foregoing;
•the national and global political environment, including foreign relations and trading policies;
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
Certain of our portfolio companies are in industries that have been and, in the future, may be impacted by inflation, such as consumer goods and services and manufacturing. Our portfolio companies may not be able to pass on to customers increases in their costs of operations which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Public health threats may adversely impact the businesses in which we invest and affect our business, operating results, and financial condition.
Public health threats, such as COVID-19 or any other pandemic, may disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. In the event of a future public health threat, our portfolio companies may face limitations on their business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities, or that they may experience disruptions in their supply chains or decreased consumer demand. Certain of our portfolio companies have experienced increases in health and safety expenses, payroll costs and other operating expenses and future increases are possible. These adverse economic impacts may decrease the value of our investments. These negative impacts on our portfolio companies and their performance may increase realized and unrealized losses related to our investments, which may, in turn, adversely impact our business, financial condition or results of operations.
Risks Related to Interest Rates
Market interest rates may have an effect on the value of our securities.
One of the factors that influences the price of our securities is the distribution yield on our securities (as a percentage of the price of our securities) relative to market interest rates. An increase in market interest rates, which have risen recently, may lead prospective purchasers of our securities to expect a higher distribution yield. In addition, higher interest rates have increased our borrowing costs. As a result, higher market interest rates tend to cause the value of our securities to decrease.
Changes in interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.
Generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our securities. As interest rates increase, generally, the cost of borrowing under our Credit Facility increases, which may affect our ability to make new investments on favorable terms or at all. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR or SOFR. As interest rates have increased, the operating performance of certain of our portfolio companies has been affected by increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that further increases in interest rates make it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. There can be no guarantee the Federal Reserve Board will raise rates at a gradual pace, or at all, nor can there be any assurance that markets will not adversely react to rate increases. Recent and future increases in interest rates could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.
All of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR or SOFR. Accordingly, reduced interest rates will result in a decrease in our total investment income unless offset by interest rate floors or an increase in the spread of our debt investments with variable interest rates. Any increase in interest rates, that is not in excess of our interest rate floors, could result in an increase in the interest expense that we pay on our borrowings with no corresponding increase in interest income and thus, lower overall net investment income. In addition, our net investment income could decrease if there is no reduction or credit to the base management or incentive fees that we pay to the Adviser. In addition, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require the Adviser and its investment professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

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
Ultimately, we expect approximately 90% of the loans in our portfolio to be at variable rates determined on the basis of the LIBOR or SOFR, following the upcoming transition to SOFR, and approximately up to 10% to be at fixed rates. As of March 31, 2023, based on the total principal balance of debt investments outstanding, our portfolio consisted of 100.0% of loans at variable rates with floors.
As of March 31, 2023, we did not have any hedging arrangements, such as interest rate hedges, in place. While hedging arrangements may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to receive payments pursuant to a hedging arrangement is linked to the ability of the counter-party to that hedging arrangement to make the required payments. To the extent that the counter-party to the hedging arrangement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.
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
The interest rates of some of our term loans to our portfolio companies are priced using a spread over LIBOR, which is expected to be phased out.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and historically has been widely used as a reference for setting the interest rate on loans globally. In general, our investments in debt securities have a term of five years, accrue interest at variable rates based on LIBOR and, to a lesser extent, at fixed rates. As of March 31, 2023, based on the total principal balance of debt investments outstanding, our portfolio consisted of 100.0% of loans at variable rates with floors.
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (the “BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. On July 27, 2017, the U.K Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is expected to occur by June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) of the Federal Reserve Bank of New York previously confirmed that this constitutes a “benchmark transition event” and established “benchmark replacement dates” in ARRC standard LIBOR transition provisions that exist in many U.S. law contracts using LIBOR. There is currently no definitive information regarding the future utilization of LIBOR.
The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United States, United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR.
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
•Lower Middle Market businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan(s) may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of realizing on any guaranties we may have obtained from the borrower’s management. As of March 31, 2023, loans to three portfolio companies were on non-accrual status with an aggregate debt cost basis of $66.9 million, or 12.0% of the cost basis of all debt investments in our portfolio. We cannot assure you that our efforts to improve profitability and cash flows of these companies will prove successful. Although we will generally seek to be a secured first lien lender to a borrower, in some of our loans we expect to be subordinated to a senior lender and our security interest in any collateral would, accordingly, likely be second lien and subordinate to another lender’s security interest.
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
Our NAV would be adversely affected if the fair value of our investments are higher than the values that we ultimately realize upon the disposal of such securities.
The valuation process for certain of our portfolio holdings creates a conflict of interest.
A substantial portion of our portfolio investments are securities for which market quotations are not readily available. In connection with the determination of the fair value of these securities, our Valuation Team prepares portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our Adviser’s investment professionals in our valuation process and Mr. Gladstone’s pecuniary interest in our Adviser may result in a conflict of interest, as the management fees that we pay our Adviser are based on our average gross assets, less uninvested cash or cash equivalents from borrowings, and adjusted appropriately for any share issuances or repurchases during the period.
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
Our total investment in one or more companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented more than 35% of the fair value of our total portfolio as of March 31, 2023 and 2022. Any disposition of a significant investment in one or more portfolio companies may negatively impact our net investment income and limit our ability to pay distributions.
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
As of March 31, 2023, we had investments in 25 portfolio companies, the five largest of which included, Old World, Horizon, Dema/Mai, Brunswick, and Nocturne, and comprised $322.3 million, or 42.8%, of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment, including due to the current inflation and interest rate environment. Beyond our regulatory and income tax diversification requirements, as well as Credit Facility requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. A downturn in a particular industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of March 31, 2023, our largest industry concentration was in Diversified/Conglomerate Services, representing 35.7% of our total investments, at fair value.

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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Since our inception, we have, at times, incurred a cumulative net unrealized depreciation of our portfolio. Any unrealized depreciation in our investment portfolio could result in realized losses in the future and ultimately in reductions of any gains available for distribution to stockholders in future periods.
Risks Related to Our External Financing
In addition to regulatory limitations on our ability to raise capital, the Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations, cash flows, and ability to pay distributions.
We will have a continuing need for capital to finance our investments. As of March 31, 2023, we, through our wholly-owned subsidiary, Business Investment, had $35.2 million of borrowings outstanding under the Credit Facility, which provides for maximum borrowings of $180.0 million, with a revolving period end date of February 29, 2024 (the “Revolving Period End Date”). The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions and covenants set forth in the credit agreement. Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policy without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors in the borrowing base. Additionally, the Credit Facility contains a performance guarantee that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $289.0 million as of March 31, 2023; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2023, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $696.7 million, asset coverage on our senior securities representing indebtedness of 244.7%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2023, we were in compliance with all covenants under the Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.
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
•Common and Convertible Preferred Stock: Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we may at times be dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our common stockholders at the time of the issuance would decrease and our existing common stockholders may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing common stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of common shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a common stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10% of our common stock at a 5% discount from NAV, a common stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has for the last several years. As noted above, the 1940 Act prohibits the issuance of multiple classes of senior securities that are stock.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(A)	(20.98)%	(12.28)%	(3.57)%	5.13%	13.84%
(A)The hypothetical return to common stockholders is calculated by multiplying our total assets as of March 31, 2023 by the assumed rates of return and subtracting all interest on our debt expected to be paid during the twelve months following March 31, 2023, and then dividing the resulting difference by our total net assets attributable to common stock as of March 31, 2023. Based on $765.6 million in total assets, $35.2 million of borrowings outstanding on the Credit Facility, $127.9 million of 2026 Notes, at cost, $134.6 million of 2028 Notes, at cost, and $439.7 million in net assets as of March 31, 2023.
Based on an aggregate outstanding indebtedness of $297.7 million, at cost, as of March 31, 2023, the effective annual cash interest rate of 5.3% as of that date, our investment portfolio at fair value would have to produce an annual return of at least 2.1% to cover annual interest payments on the outstanding debt.
Risks Related to Our Regulation and Structure
We will be subject to corporate-level tax if we are unable to satisfy the Code requirements for RIC qualification.
To maintain our qualification as a RIC, we must maintain our status as a BDC and meet annual distribution, income source, and asset diversification requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we may receive with respect to debt investments generally create original issue discount (“OID”), which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. As of March 31, 2023, we did not have investments with OID or a PIK feature. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock. Refer to “Business — Material U.S. Federal Income Tax Considerations — RIC Status” for additional information regarding asset coverage ratio and RIC requirements.
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
Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of the Adviser and Administrator, and the Affiliated Public Funds. In addition, Mr. Brubaker, our chief operating officer, is also the vice chairman and chief operating officer of the Adviser and Administrator, and chief operating officer of the Affiliated Public Funds. Mr. Dullum, our president, is also an executive vice president of the Adviser. While portfolio managers and the officers and other employees of the Adviser devote as much time to the management of us as appropriate to enable the Adviser to perform its duties in accordance with the Advisory Agreement, the portfolio managers and other of the Adviser's officers may have conflicts in allocating their time and services among us, on the one hand, and other investment vehicles managed by the Adviser, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the portfolio managers and the officers and employees of the Adviser will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Company or the Affiliated Public Fund with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities it manages. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser.
In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2023, our Board of Directors has approved the following types of transactions:
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
We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, rapidly changing valuation of our portfolio companies, placing and removing investments on non-accrual status, the degree to which we encounter competition in our markets, the ability to sell investments at attractive terms, the ability to fund and close suitable investments, and general economic conditions, including the impacts of inflation and rising interest rates. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to service and repay our loans. In addition, any potential future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on Nasdaq under the symbol “GAIN.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on Nasdaq, the intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through May 9, 2023.

Quarter Ended/Ending	NAV(A)	Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
		High	Low
Fiscal Year ended March 31, 2022:
6/30/2021	$12.66	$14.91	$12.27	18%	(3)%	$0.2700	(C)
9/30/2021	13.27	15.26	13.69	15%	3%	0.2400	(C)
12/31/2021	13.27	17.15	13.91	29%	5%	0.3150	(C)
3/31/2022	13.43	17.12	13.86	27%	3%	0.3450	(C)

Fiscal Year ended March 31, 2023:
6/30/2022	$13.44	$16.85	$12.27	25%	(9)%	$0.3450	(D)
9/30/2022	13.31	15.86	11.77	19%	(12)%	0.2250
12/31/2022	13.43	14.64	11.40	9%	(15)%	0.3600	(D)
3/31/2023	13.09	14.55	12.11	11%	(7)%	0.4800	(D)

Fiscal Year ending March 31, 2024:
6/30/2023 (through May 9, 2023)	*	$13.91	$12.87	*	*	0.3600	(E)
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
(C)Includes $0.06, $0.03, $0.09 and $0.12 per common share supplemental distributions paid in June 2021, September 2021, December 2021 and February 2022, respectively.
(D)Includes $0.12, $0.12 and $0.24 per common share supplemental distributions paid in June 2022, December 2022 and March 2023, respectively.
(E)Includes a $0.12 per common share supplemental distribution to be paid in June 2023.
* Not yet available, as the NAV per share as of the end of this quarter has not yet been finalized.
As of May 5, 2023, there were 21 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”
Distributions
We generally intend to distribute, in the form of cash distributions, up to 100% of our Investment Company Taxable Income, if any, to our stockholders in the form of monthly distributions. We may retain some or all of our net realized long-term capital gains, if any, and designate them as a deemed distribution to supplement our equity capital and support the growth of our portfolio, but we may also distribute all or a portion of such gains to stockholders in cash. For the years ended March 31, 2023 and 2022, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders. The Credit Facility also generally restricts distributions on our common stock to the sum of certain amounts, including, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the fiscal year ended March 31, 2023.

Purchases of Equity Securities
We did not repurchase any shares of our stock during the fourth quarter ended March 31, 2023.
Stock Performance Graph
The following graph shows the total stockholder return on an investment of $100 in cash on March 31, 2018 for (i) our common stock, (ii) the Nasdaq’s 100 Total Return index (“Nasdaq 100 TR”), (iii) the Russell 1000 Total Return index (“Russell 1000 TR”) and (iv) the Standard and Poor’s BDC index (“S&P BDC”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

Comparison Cumulative Total Return on Investment (in dollars)
$250
$225
$200
$175
$150
$125
$100
$75
$50
3/31/18
3/31/19
3/31/20
3/31/21
3/31/22
3/31/23
GAIN
NASDAQ 100 TR
Russell 1000 TR
S&P BDC TR

	GAIN	Nasdaq 100 TR	Russell 1000 TR	S&P BDC TR
3/31/2018	$100.00	$100.00	$100.00	$100.00
3/31/2019	124.95	113.36	108.57	109.59
3/31/2020	92.17	121.32	100.31	67.35
3/31/2021	157.29	204.89	161.44	131.12
3/31/2022	169.83	233.86	182.86	158.31
3/31/2023	204.05	209.65	167.51	145.83

Fees and Expenses
The following table is intended to assist stockholders in understanding the costs and expenses that common stockholders will bear directly or indirectly. The percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, common stockholders will indirectly bear such fees or expenses as investors in the Company. The following annualized percentages were calculated based on actual expenses, except with respect to capital gains-based incentive fees as discussed below, incurred in the quarter ended March 31, 2023 and average net assets for the quarter ended March 31, 2023. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission (as a percentage of offering price) (1)	—%
Offering expenses (as a percentage of offering price) (1)	—%
Dividend reinvestment plan expenses (per sales transaction fee) (2)	Up to $25 Transaction fee
Total stockholder transaction expenses (as a percentage of offering price) (1)	—%

Annual expenses (as a percentage of net assets attributable to common stock) (3):
Base management fee (4)	3.43%
Loan servicing fee (5)	1.90%
Incentive fees (20% of realized capital gains and 20% of pre-incentive fee net investment income) (6)	1.04%
Interest payments on borrowed funds (7)	4.12%
Other expenses (8)	1.16%
Total annual expenses (9)	11.65%
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
(4)The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 2% computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective period and adjusted appropriately for any share issuances or repurchases during the period. In accordance with the requirements of the SEC, the table above shows our base management fee as a percentage of average net assets attributable to common stockholders. For purposes of the table, the annualized base management fee has been converted to 3.43% of the average net assets for the quarter ended March 31, 2023 by dividing the total annualized amount of the base management fee by our average net assets for the quarter ended March 31, 2023. The base management fee for the quarter ended March 31, 2023 before application of any credits was $3.8 million.
Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily related to the valuation of portfolio companies. For the quarter ended March 31, 2023, $0.7 million of these fees were non-contractually, unconditionally and irrevocably credited against the base management fee. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.
(5)The Adviser services the loans held by Business Investment in return for which the Adviser receives a 2.0% annual loan servicing fee based on the monthly aggregate balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (less any uninvested cash or cash equivalents resulting from borrowings) during any given calendar year, we treat payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally and irrevocably credited back to us by the Adviser. The loan servicing fee for the three months ended March 31, 2023 was $2.1 million. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.
(6)The incentive fee payable to the Adviser under the Advisory Agreement consists of two parts: an income-based fee and a capital gains-based fee. The income-based incentive fee is payable quarterly in arrears, and equals 20% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly hurdle rate of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period, subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate (or 2.1875%) in any calendar quarter. The catch-up provision is meant to provide our Adviser with 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125% of the quarterly hurdle rate in any calendar quarter. For the three months ended March 31, 2023, the income-based incentive fee was $2.2 million.
The capital gains-based incentive fee equals 20% of our net realized capital gains in excess of unrealized depreciation since our inception, if any, computed as all realized capital gains net of all realized capital losses and unrealized depreciation since our inception, less any prior payments, measured at the end of each calendar year and payable at the end of each fiscal year. During the three months ended March 31, 2023, we recorded a reversal of capital gains-based incentive fees of $1.0 million in accordance with GAAP, which were not contractually due under the terms of the Advisory Agreement. Excluding this reversal, our incentive fees as a percentage of average net assets would be 1.93%.
No credits were applied to incentive fees for the three months ended March 31, 2023; however, the Adviser may credit such fees in the future.
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
(7)Includes amortization of deferred financing costs. As of March 31, 2023, we had $35.2 million of borrowings outstanding under our Credit Facility, $127.9 million of 2026 Notes, at cost, and $134.6 million of 2028 Notes, at cost. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Line of Credit” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Notes Payable” for additional information regarding the Credit Facility, the 2026 Notes and the 2028 Notes.
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
(9)Total annualized gross expenses, based on actual amounts incurred for the three months ended March 31, 2023 (except as set forth in footnote 9), would be $52.1 million. After all non-contractual, unconditional, and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee and the loan servicing fee, total annualized expenses after fee credits, based on actual amounts incurred for the three months ended March 31, 2023 (except as set forth in footnote 9), would be $40.9 million or 9.13% as a percentage of average net assets.
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

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income(1)(2)	$111	$314	$493	$851
assuming a 5% annual return consisting entirely of capital gains(2)(3)	$120	$336	$523	$886
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
Senior Securities
Information about our senior securities is shown in the following table as of the end of each of our last ten fiscal years. The annual information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of March 31, 2023 is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
7.125% Series A Cumulative Term Preferred Stock (5)
March 31, 2023	—	N/A	—	N/A
March 31, 2022	—	N/A	—	N/A
March 31, 2021	—	N/A	—	N/A
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	—	N/A	—	N/A
March 31, 2017	—	N/A	—	N/A
March 31, 2016	$40,000,000	$2,214	$25.00	$25.60
March 31, 2015	$40,000,000	$2,301	$25.00	$25.78
March 31, 2014	$40,000,000	$2,978	$25.00	$26.53
6.75% Series B Cumulative Term Preferred Stock (6)
March 31, 2023	—	N/A	—	N/A
March 31, 2022	—	N/A	—	N/A
March 31, 2021	—	N/A	—	N/A
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	$41,400,000	$2,373	$25.00	$25.20
March 31, 2017	$41,400,000	$2,356	$25.00	$26.00
March 31, 2016	$41,400,000	$2,214	$25.00	$24.43
March 31, 2015	$41,400,000	$2,301	$25.00	$25.38
6.50% Series C Cumulative Term Preferred Stock due 2022 (7)
March 31, 2023	—	N/A	—	N/A
March 31, 2022	—	N/A	—	N/A
March 31, 2021	—	N/A	—	N/A
March 31, 2020	—	N/A	—	N/A
March 31, 2019	—	N/A	—	N/A
March 31, 2018	$40,250,000	$2,373	$25.00	$25.33
March 31, 2017	$40,250,000	$2,356	$25.00	$25.64
March 31, 2016	$40,250,000	$2,214	$25.00	$23.92

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
6.25% Series D Cumulative Term Preferred Stock due 2023 (8)
March 31, 2023	—	N/A	—	N/A
March 31, 2022	—	N/A	—	N/A
March 31, 2021	—	N/A	—	N/A
March 31, 2020	$57,500,000	$2,938	$25.00	$20.46
March 31, 2019	$57,500,000	$3,091	$25.00	$25.38
March 31, 2018	$57,500,000	$2,373	$25.00	$25.22
March 31, 2017	$57,500,000	$2,356	$25.00	$25.43
6.375% Series E Cumulative Term Preferred Stock due 2025 (9)
March 31, 2023	—	—	—	N/A
March 31, 2022	—	—	—	N/A
March 31, 2021	$94,371,325	$2,486	$25.00	$25.44
March 31, 2020	$74,750,000	$2,938	$25.00	$19.52
March 31, 2019	$74,750,000	$3,091	$25.00	$25.55
Revolving credit facilities
March 31, 2023	$35,200,000	$2,447	—	N/A
March 31, 2022	$—	$2,529	—	N/A
March 31, 2021	$22,400,000	$3,980	—	N/A
March 31, 2020	$49,200,000	$9,935	—	N/A
March 31, 2019	$53,000,000	$9,976	—	N/A
March 31, 2018	$107,000,000	$5,257	—	N/A
March 31, 2017	$69,700,000	$6,613	—	N/A
March 31, 2016	$95,000,000	$4,838	—	N/A
March 31, 2015	$118,800,000	$2,301	—	N/A
March 31, 2014	$61,250,000	$2,978	—	N/A
2026 Notes (10)
March 31, 2023	$127,937,500	$2,447	$25.00	$23.47
March 31, 2022	$127,937,500	$2,529	$25.00	$25.13
March 31, 2021	$127,937,500	$3,980	$25.00	$25.85
2028 Notes (11)
March 31, 2023	$134,550,000	$2,447	$25.00	$23.00
March 31, 2022	$134,550,000	$2,529	$25.00	$25.07
Secured borrowings (12)
March 31, 2023	—	N/A	$—	N/A
March 31, 2022	$5,095,785	$2,529	—	N/A
March 31, 2021	$5,095,785	$3,980	—	N/A
March 31, 2020	$5,095,785	$9,935	—	N/A
March 31, 2019	$5,095,785	$9,976	—	N/A
March 31, 2018	$5,095,785	$5,257	—	N/A
March 31, 2017	$5,095,785	$6,613	—	N/A
March 31, 2016	$5,095,785	$4,838	—	N/A
March 31, 2015	$5,095,785	$2,301	—	N/A
March 31, 2014	$5,000,000	$2,978	—	N/A
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally, in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2023, our investment portfolio was comprised of 77.1% in debt securities and 22.9% in equity securities, at cost.
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

Business
Portfolio Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the year ended March 31, 2023, we invested in one new portfolio company and exited two portfolio companies. From our initial public offering in June 2005 through March 31, 2023, we invested in 56 companies, excluding investments in syndicated loans, for a total of approximately $1.6 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2023, we had unrecognized, contractual success fees of $53.6 million, or $1.60 per common share. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through March 31, 2023, we exited our investments in 29 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $260.2 million in net realized gains and $40.4 million in other income upon exit, for a total increase to our net assets of $300.7 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 29 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 100.0% from March 2011 through March 31, 2023 and allowed us to declare and pay 18 supplemental distributions to common stockholders through March 31, 2023.
Capital Raising Efforts
We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to February 2024, and currently have a total commitment amount of $180.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2023, we sold 386,482 shares of our common stock under our "at-the-market" program (the "Common Stock ATM Program") for gross proceeds of approximately $5.5 million. During the year ended March 31, 2022, we issued our 2028 Notes for gross proceeds of $134.6 million. Refer to “Liquidity and Capital Resources.”
Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On March 31, 2023, the closing market price of our common stock was $13.25 per share, representing a 1.2% premium to our NAV of $13.09 per share as of March 31, 2023. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then existing stockholders pursuant to a rights offering.
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
As of March 31, 2023, our asset coverage ratio on our senior securities representing indebtedness was 244.7%.
Investment Highlights
Investment Activity
During the fiscal year ended March 31, 2023, the following significant transactions occurred:
•In May 2022, we invested an additional $6.4 million in the form of secured first lien debt in Nocturne to fund an add-on acquisition.
•In June 2022, we exited our investment in Bassett Creek Services, Inc. ("Bassett Creek"), which resulted in success fee income of $3.0 million and a realized gain on preferred equity of $4.7 million. In connection with the sale, we received net cash proceeds of $57.6 million, including the repayment of our debt investment of $48.0 million at par.
•In June 2022, we invested $21.0 million in a new portfolio company, Dema/Mai, in the form of preferred equity to acquire Mai Mechanical, LLC, a leading provider of plumbing and mechanical services focused on multi-family residential construction headquartered in Denver, Colorado, from J.R. Hobbs Co. - Atlanta, LLC ("J.R. Hobbs"), an existing portfolio company. In July 2022, we invested an additional $39.1 million in the form of secured first lien debt in Dema/Mai to fund the acquisition of Dema Plumbing, a plumbing and mechanical systems installation and service provider to single-family residential homebuilders.
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
•In December 2022, we replaced our previously outstanding secured second lien term loan and secured second lien delayed draw term loan to The Mountain with a total aggregate cost basis of $13.2 million with a new $3.2 million secured second lien term loan, which resulted in a realized loss of $10.0 million.
•In February 2023, we replaced our two previously outstanding secured first lien revolving lines of credit to The Mountain with an aggregate cost basis of $4.3 million with a new secured first lien revolving line of credit with a $4.7 million commitment.

Recent Developments
Distributions and Dividends
In April 2023, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 21, 2023	April 28, 2023	$0.080
May 23, 2023	May 31, 2023	0.080
June 5, 2023	June 15, 2023	0.120	(A)
June 21, 2023	June 30, 2023	0.080
	Total for the Quarter:	$0.360
(A)Represents a supplemental distribution to common stockholders.
LIBOR Transition
In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month LIBOR) and, to a lesser extent, at fixed rates. Most U.S. dollar LIBOR are currently anticipated to be phased out in June 2023. We have amended all outstanding loan agreements with our portfolio companies to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations. Subsequent to March 31, 2023, certain of our existing investments have been transitioned from LIBOR to SOFR.
Revolving Line of Credit
On April 10, 2023, we, through Business Investment, entered into Amendment No. 7 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013, with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto, to update the reference rate from LIBOR to Term SOFR plus an 11 basis point credit spread adjustment.
Impact of Inflation
We believe the effects of inflation, on our historical results of operations and financial condition have not been significant. During the fiscal year ended March 31, 2023, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, we do expect that the cumulative effect of these inflationary pressures may impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future. Refer to “Risk Factors — Risks Related to the Economy — We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.”
Director Activity
Terry Lee Brubaker resigned from our Board of Directors, effective April 14, 2023. Mr. Brubaker's resignation was not a result of any disagreement with the Company on any matters relating to the Company's operations, policies, or practices.

RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended March 31, 2023 to the Fiscal Year Ended March 31, 2022

	For the Fiscal Years Ended March 31,
	2023	2022	$ Change	% Change
INVESTMENT INCOME
Interest income	$60,276	$59,649	$627	1.1%
Dividend and success fee income	21,267	12,903	8,364	64.8%
Total investment income	81,543	72,552	8,991	12.4%

EXPENSES
Base management fee	14,798	14,113	685	4.9%
Loan servicing fee	7,880	7,178	702	9.8%
Incentive fee	8,880	26,360	(17,480)	(66.3)%
Administration fee	1,811	1,806	5	0.3%
Interest and dividend expense	15,877	15,384	493	3.2%
Amortization of deferred financing costs and discounts	1,802	1,803	(1)	(0.1)%
Other	5,186	4,593	593	12.9%
Expenses before credits from Adviser	56,234	71,237	(15,003)	(21.1)%
Credits to fees from Adviser	(11,691)	(13,675)	1,984	(14.5)%
Total expenses, net of credits to fees	44,543	57,562	(13,019)	(22.6)%
NET INVESTMENT INCOME	37,000	14,990	22,010	146.8%

REALIZED AND UNREALIZED GAIN (LOSS), NET OF TAXES
Net realized gain on investments	10,753	14,442	(3,689)	(25.5)%
Net realized loss on other	—	(1,998)	1,998	100.0%
Net unrealized (depreciation) appreciation of investments	(12,235)	74,882	(87,117)	(116.3)%
Net unrealized depreciation of other	29	—	29	NM
Net realized and unrealized (loss) gain, net of taxes on deemed distribution of long-term capital gains	(1,453)	87,326	(88,779)	(101.7)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$35,547	$102,316	$(66,769)	(65.3)%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	33,311,785	33,205,023	106,762	0.3%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$1.11	$0.45	$0.66	146.7%
Net increase in net assets resulting from operations	$1.07	$3.08	$(2.01)	(65.3)%
NM = Not Meaningful

Investment Income
Total investment income increased by 12.4% for the year ended March 31, 2023, as compared to the prior year. This increase was primarily due to an increase in dividend and success fee income, as well as an increase in interest income.
Interest income from our investments in debt securities increased 1.1% for the year ended March 31, 2023, as compared to the prior year. Excluding the collection of $7.3 million of past due interest during the year ended March 31, 2022 from certain loans that were previously on non-accrual status, of which no such collection took place in the current fiscal year, interest income from our investments in debt securities would have increased 14.9% for the year ended March 31, 2023, as compared to the prior year. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.
The weighted-average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2023 was $464.4 million, compared to $442.8 million during the prior year. This increase was primarily due to the origination of $60.7 million of new debt investments, $118.3 million of follow-on debt investments to existing portfolio companies, and $14.9 million of loans placed back on accrual status, partially offset by the pay-off, restructuring, or write-off of $108.8 million of debt investments and $73.4 million of existing loans placed on non-accrual status after March 31, 2021, and their respective impact on the weighted-average principal balance when considering the timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 13.0% and 13.5% for the years ended March 31, 2023 and 2022, respectively. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. During the year ended March 31, 2023, we had no collections of past due interest. During the year ended March 31, 2022, we collected $7.3 million in past due interest from portfolio companies that were previously on non-accrual status, including $3.4 million from Horizon, $2.8 million from B+T Group Acquisition, Inc. (“B+T”), $1.0 million from SOG Speciality Knives & Tools, LLC and $0.1 million from PSI Molded Plastics, Inc. Excluding this collection of past due interest, the weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, for the year ended March 31, 2022 would have been 11.8%.
As of March 31, 2023, our loans to Edge Adhesives Holdings, Inc. ("Edge"), J.R. Hobbs, and The Mountain were on non-accrual status, with an aggregate debt cost basis of $66.9 million. As of March 31, 2022, our loans to J.R. Hobbs, The Mountain, and SFEG Holdings, Inc. ("SFEG") were on non-accrual status, with an aggregate debt cost basis of $77.2 million.
Dividend and success fee income for the year ended March 31, 2023 increased 64.8% from the prior year. During the year ended March 31, 2023, dividend and success fee income consisted of $10.9 million of dividend income and $10.4 million of success fee income. During the year ended March 31, 2022, dividend and success fee income consisted of $10.3 million of success fee income and $2.6 million of dividend income.
As of March 31, 2023 and 2022, no single investment represented greater than 10% of our total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 22.6% for the year ended March 31, 2023, as compared to the prior year, primarily due to a decrease in the capital gains-based incentive fee, partially offset by a decrease in credits to fees from Adviser, an increase in income-based incentive fee, base management fee, and interest and dividend expense.
In accordance with GAAP, we recorded a reversal of capital gains-based incentive fee of $0.3 million during the year ended March 31, 2023, compared to a capital gains-based incentive fee of $18.3 million during the year ended March 31, 2022. The capital gains-based incentive fee is a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased during the year ended March 31, 2023, as compared to the prior year, as the increase in pre-incentive fee net investment income more than offset the increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2023	2022
Average total assets subject to base management fee(A)	$739,900	$705,650
Multiplied by annual base management fee of 2.0%	2.0%	2.0%
Base management fee(B)	14,798	14,113
Credits to fees from Adviser - other(B)	(3,811)	(6,497)
Net base management fee	$10,987	$7,616

Loan servicing fee(B)	$7,880	$7,178
Credits to base management fee - loan servicing fee(B)	(7,880)	(7,178)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$9,176	$8,074
Incentive fee – capital gains-based(C)	(296)	18,286
Total incentive fee(B)	8,880	26,360
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$8,880	$26,360
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
Interest and dividend expense increased 3.2% during the year ended March 31, 2023, as compared to the prior year, primarily due to the issuance of the 2028 Notes in August 2021 and an increase in LIBOR, partially offset by the redemption of our then outstanding 6.375% Series E Cumulative Term Preferred Stock ("Series E Term Preferred Stock") and a lower weighted-average balance outstanding on the Credit Facility during the year ended March 31, 2023. The weighted-average balance outstanding on the Credit Facility during the year ended March 31, 2023 was $16.2 million, as compared to $18.1 million in the prior year. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the year ended March 31, 2023 was 17.3%, as compared to 12.5% in the prior year. This increase in the effective interest rate on the Credit Facility was primarily a result of the increase in LIBOR as well as the unused commitment fee on the higher undrawn portion of the Credit Facility.
Other expenses increased 12.9% during the year ended March 31, 2023, as compared to the prior year, primarily due to an increase in tax expense and professional expenses, partially offset by a decrease in bad debt expense.

Realized and Unrealized Gain (Loss), net of Taxes
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the years ended March 31, 2023 and 2022 were as follows:

	Year Ended March 31, 2023
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nth Degree Investment Group, LLC	$—	$14,732	$—	$14,732
Brunswick Bowling Products, Inc.	—	12,484	—	12,484
Old World Christmas, Inc.	13,371	(3,852)	—	9,519
Horizon Facilities Services, Inc.	2,218	4,618	—	6,836
Nocturne Luxury Villas, Inc.	—	6,040	—	6,040
SFEG Holdings, Inc.	—	5,485	—	5,485
Mason West, LLC	—	3,387	—	3,387
Counsel Press, Inc.	—	2,511	—	2,511
Utah Pacific Bridge & Steel, Ltd.	—	1,748	—	1,748
Dema/Mai Holdings, Inc.	—	1,321	—	1,321
Schylling, Inc.	—	1,102	—	1,102
PSI Molded Plastics, Inc.	—	(1,726)	—	(1,726)
Educators Resource, Inc.	—	(1,807)	—	(1,807)
Galaxy Technologies Holdings, Inc.	—	(3,481)	—	(3,481)
Ginsey Home Solutions, Inc.	—	(4,787)	—	(4,787)
Edge Adhesives Holdings, Inc.	—	(4,817)	—	(4,817)
ImageWorks Display and Marketing Group, Inc.	—	(5,479)	—	(5,479)
The Mountain Corporation	(10,000)	(5,590)	10,000	(5,590)
Bassett Creek Services, Inc.	5,188	—	(12,250)	(7,062)
B+T Group Acquisition, Inc.	—	(13,480)	—	(13,480)
J.R. Hobbs Co. - Atlanta, LLC	—	(18,510)	—	(18,510)
Other, net (<$1.0 million, net )	(24)	130	(14)	92
Total	$10,753	$(9,971)	$(2,264)	$(1,482)

	Year Ended March 31, 2022
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Brunswick Bowling Products, Inc.	$—	$20,470	$—	$20,470
Bassett Creek Services, Inc.	—	17,994	—	17,994
Old World Christmas, Inc.	—	17,594	—	17,594
B+T Group Acquisition, Inc.	—	16,885	—	16,885
Horizon Facilities Services, Inc.	—	14,144	—	14,144
Schylling, Inc.	—	9,883	—	9,883
SOG Specialty Knives & Tools, LLC	—	8,197	—	8,197
Educators Resource, Inc.	—	8,058	—	8,058
ImageWorks Display and Marketing Group, Inc.	—	6,586	—	6,586
Counsel Press, Inc.	—	4,027	—	4,027
PSI Molded Plastics, Inc.	—	3,633	—	3,633
Nocturne Luxury Villas, Inc.	—	3,623	—	3,623
Head Country, Inc.	3,627	—	(2,469)	1,158
Channel Technologies Group, LLC	(1,841)	—	1,841	—
The Maids International, LLC	—	(881)	—	(881)
The Mountain Corporation	—	(1,045)	—	(1,045)
Mason West, LLC	—	(2,221)	—	(2,221)
Pioneer Square Brands, Inc.	21,939	(1,245)	(25,425)	(4,731)
Ginsey Home Solutions, Inc.	—	(5,287)	—	(5,287)
SFEG Holdings, Inc.(A)	—	(5,376)	—	(5,376)
Galaxy Technologies Holdings, Inc. (B)	—	(9,587)	—	(9,587)
J.R. Hobbs Co. - Atlanta, LLC	(10,000)	(4,709)	800	(13,909)
Other, net (<$1.0 million, net )	717	(661)	53	109
Total	$14,442	$100,082	$(25,200)	$89,324
(A)In January 2022, SBS Industries Holdings, Inc. was renamed SFEG Holdings, Inc.
(B)In conjunction with the September 2021 merger of Danco and Galaxy into the newly formed Galaxy Technologies Holdings, total unrealized depreciation for the year ended March 31, 2022 includes the net unrealized appreciation (depreciation) for Danco and Galaxy prior to the merger.

Net Realized Gain (Loss) on Investments
During the year ended March 31, 2023, we recorded net realized gains on investments of $10.8 million, primarily due to a $13.4 million realized gain from the recapitalization of Old World, $5.2 million of realized gains from the exit of Bassett Creek, and a $2.2 million realized gain from the recapitalization of Horizon. These amounts were partially offset by the $10.0 million realized loss recognized in conjunction with the replacement of our existing investment in The Mountain. During the year ended March 31, 2022, we recorded net realized gains on investments of $14.4 million, primarily due to a $21.9 million realized gain from the exit of Pioneer Square Brands, Inc., a $3.6 million realized gain from the exit of Head Country, Inc. and $0.7 million in realized gains related to prior period exits, partially offset by a $10.0 million realized loss recognized on the restructuring of the first lien term loan to J.R. Hobbs and a $1.8 million realized loss from the dissolution of Channel Technologies Group, LLC.
Net Realized Gain (Loss) on Other
During the year ended March 31, 2023, there were no realized gains or losses on other. During the year ended March 31, 2022, we recorded a net realized loss on other of $2.0 million which primarily related to unamortized deferred issuance costs written off upon the redemption of our then outstanding Series E Term Preferred Stock in August 2021.

Net Unrealized Appreciation (Depreciation) of Investments
Net unrealized depreciation of investments of $12.2 million for the year ended March 31, 2023 was primarily due to the net unrealized depreciation across our portfolio, as well as the reversal of unrealized appreciation of our investment in Bassett Creek upon its exit, partially offset by the reversal of unrealized depreciation of our investment in The Mountain upon the replacement of our existing investment. The net depreciation was driven primarily by decreased performance of certain of our other portfolio companies and decreased comparable transaction multiples used to estimate the fair value of certain of our portfolio companies. These decreases were partially offset by increased performance of certain of our portfolio companies, driven partially by the reversal of the impact of COVID-19 on certain of our portfolio companies and the markets in which they operate.
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
Across our entire investment portfolio, we recorded $24.8 million of net unrealized depreciation on our debt investments and $12.6 million of net unrealized appreciation on our equity investments for the year ended March 31, 2023. At March 31, 2023, the fair value of our investment portfolio was more than our cost basis by $32.9 million, compared to March 31, 2022, when the fair value of our investment portfolio was more than our cost basis by $45.1 million. This resulted in net unrealized depreciation of $12.2 million for the year ended March 31, 2023. Our entire portfolio was fair valued at 104.6% of cost as of March 31, 2023.
The comparison of the fiscal year ended March 31, 2022 to the fiscal year ended March 31, 2021 can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 located within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Net cash used in operating activities for the year ended March 31, 2023 was $4.5 million, as compared to net cash provided by operating activities of $36.6 million for the year ended March 31, 2022. This change was primarily due to an increase in purchases of investments, partially offset by decreases in net proceeds from the sale of investments and principal repayments of investments. Purchases of investments totaled $133.8 million during the year ended March 31, 2023, compared to $92.7 million during the year ended March 31, 2022. Net proceeds from the sale of investments and principal repayments of investments totaled $87.8 million during the year ended March 31, 2023, compared to $101.4 million during the year ended March 31, 2022.

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
As of March 31, 2023, we had equity investments in, or loans to, 25 companies with an aggregate cost basis of $720.6 million. As of March 31, 2022, we had equity investments in, or loans to, 26 companies with an aggregate cost basis of $669.2 million. The following table summarizes our total portfolio investment activity for the years ended March 31, 2023 and 2022:

	Years Ended March 31,
	2023	2022
Beginning investment portfolio, at fair value	$714,396	$633,829
New investments	60,050	34,200
Disbursements to existing portfolio companies	73,706	58,538
Unscheduled principal repayments (A)	(57,398)	(51,398)
Net proceeds from sales of investments	(35,533)	(49,419)
Net realized gain on investments	10,545	13,746
Net unrealized appreciation (depreciation) of investments	(9,971)	100,083
Reversal of net unrealized appreciation of investments	(2,264)	(25,201)
Amortization of premiums, discounts, and acquisition costs, net	12	18
Ending investment portfolio, at fair value	$753,543	$714,396
(A)The year ended March 31, 2023 includes $5.1 million of non-cash principal repayments related to the August 2022 refinancing at Ginsey.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2023:

Amount
For the fiscal years ending March 31:
2024	$81,218
2025	89,614
2026	202,419
2027	144,096
2028	38,250
Thereafter	—
Total contractual repayments	$555,597
Investments in equity securities	165,033
Total cost basis of investments held as of March 31, 2023:	$720,630
Financing Activities
Net cash used in financing activities for the year ended March 31, 2023 was $6.7 million, which consisted primarily of $47.1 million in distributions to common stockholders and $0.3 million of deferred financing and offering costs, partially offset by $35.2 million of net borrowings on our Credit Facility and $5.4 million of proceeds from the issuance of common stock under the Common Stock ATM Program, net of discounts, commissions, and offering costs.
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
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.075 per common share for each of the six months from April 2022 through September 2022, monthly cash distributions of $0.08 per common share for each of the six months from October 2022 through March 2023, and supplemental distributions of $0.12, $0.12, and $0.24 per common share in June 2022, December 2022 and March 2023, respectively. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in April 2023.
For each of the fiscal years ended March 31, 2023 and 2022, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.4 million and $13.9 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for each of the fiscal years ended March 31, 2023 and 2022, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $10.6 million and $15.7 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2023, we recorded $1.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions. For the year ended March 31, 2022, we recorded $2.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Underdistributed net investment income and increased Accumulated net realized gain in excess of distributions.
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
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to $294.5 million of the securities registered under the registration statement.

Equity
Common Stock
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million in our Common Stock ATM Program. As of March 31, 2023, we had remaining capacity to sell up to an additional $44.5 million of common stock under the Common Stock ATM Program.
During the year ended March 31, 2023, we sold 386,482 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $14.21 per share and raised approximately $5.5 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $14.01 and resulted in total net proceeds of approximately $5.4 million. These sales were above our then current NAV per share.
In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each, a “2019 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the 2019 Sales Agents, up to an aggregate offering price of $35.0 million in an at-the-market program (the "2019 Common Stock ATM Program"). On August 11, 2021, we terminated the equity distribution agreements with each of the 2019 Sales Agents. We did not sell any shares of our common stock under the 2019 Common Stock ATM Program during the year ended March 31, 2022.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On March 31, 2023, the closing market price of our common stock was $13.25 per share, representing a 1.2% premium to our NAV of $13.09 per share as of March 31, 2023.
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
Revolving Line of Credit
On March 8, 2021, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 6 to the Credit Facility, to extend the revolving period to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026.
On August 10, 2020, we, through Business Investment, entered into Amendment No. 5 to the Credit Facility to, among other things, (i) add LIBOR replacement language; (ii) implement a 0.50% LIBOR floor; (iii) reduce the facility size from $200.0 million to $180.0 million, which may be expanded to $300.0 million through additional commitments; and (iv) provide certain other changes to existing terms and covenants.

Advances under the Credit Facility generally bear interest at 30-day LIBOR, subject to a floor of 0.50%, plus 2.85% per annum until February 29, 2024, with the margin then increasing to 3.10% for the period from February 29, 2024 to February 28, 2025, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount.
Subsequent to March 31, 2023, on April 10, 2023, we, through Business Investment, entered into Amendment No. 7 to the Credit Facility to update the reference rate from LIBOR to Term SOFR plus an 11 basis point credit spread adjustment.
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
Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $289.0 million as of March 31, 2023, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2023, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $696.7 million, asset coverage on our senior securities representing indebtedness of 244.7%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2023, we had availability, after adjustments for various constraints based on collateral quality, of $144.8 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.
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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2023 and 2022, we had unrecognized, contractual off-balance sheet success fee receivables of $53.6 million and $50.5 million (or approximately $1.60 and $1.52 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of March 31, 2023 to be insignificant.
In conjunction with the term loan repayment by CCE in November 2022, our previously outstanding $1.0 million guaranty was released and terminated. We were not required to make any payments on this guaranty, or any guaranties that existed in previous periods.

The following table shows our contractual obligations as of March 31, 2023, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$35,200	$—	$35,200	$—	$—
Notes payable	262,488	—	—	127,938	134,550
Interest payments on obligations(C)	68,657	17,187	33,992	13,652	3,826
Total	$366,345	$17,187	$69,192	$141,590	$138,376
(A)Excludes unused line of credit commitments to our portfolio companies in the aggregate principal amount of $2.2 million.
(B)Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on the Credit Facility, 2026 Notes, and 2028 Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2023.
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

The following table reflects risk ratings for all loans in our portfolio as of March 31, 2023 and 2022:

	As of March 31,
Rating	2023	2022
Highest	9.0	9.0
Average	6.4	6.5
Weighted-average	7.3	7.0
Lowest	1.0	3.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2023 and 2022.
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

We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and approximately up to 10% at fixed rates. As of March 31, 2023 and 2022, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

	As of March 31,
Rates:	2023	2022
Variable rates with a floor	100.0%	100.0%
Fixed rates	—%	—%
Total	100.0%	100.0%
We had $35.2 million of outstanding borrowings under the Credit Facility as of March 31, 2023 and no outstanding borrowings as of March 31, 2022. Our 2026 Notes and 2028 Notes had an outstanding principal balance of $127.9 million and $134.6 million, respectively, as of March 31, 2023 and 2022.
Advances under the Credit Facility generally bear interest at 30-day LIBOR, subject to a floor of 0.50%, plus 2.85% per annum until February 29, 2024, with the margin then increasing to 3.10% for the period from February 29, 2024 to February 28, 2025, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount.
To illustrate the potential impact of changes in interest rates, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2023 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$14,875	$1,071	$13,804
Up 200 basis points	$9,916	$714	$9,202
Up 100 basis points	$4,958	$357	$4,601
Down 100 basis points	$(4,958)	$(357)	$(4,601)
Down 200 basis points	$(9,800)	$(714)	$(9,086)
Down 300 basis points	$(13,460)	$(891)	$(12,569)
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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2023.
May 10, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Investment Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Investment Corporation and its subsidiaries (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended March 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of March 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended March 31, 2020, 2019, 2018, 2017, 2016, 2015, and 2014 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the ten years in the period ended March 31, 2023, appearing on pages 48-50 under Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of March 31, 2023 and 2022 by correspondence with the custodian, portfolio company investees, and an escrow agent; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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

Valuation of Level 3 Investments
As described in Notes 2 and 3 to the consolidated financial statements, the Company held $753.5 million of total level 3 investments at fair value as of March 31, 2023. Management uses significant unobservable inputs in estimating the fair value of its level 3 investments, including (i) with respect to investments valued using a total enterprise value, portfolio company earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, revenue and revenue multiples, or a discounted cash flow analysis using estimated risk-adjusted discount rates; (ii) with respect to investments valued using a yield analysis, a modified discount rate; and (iii) with respect to investments valued using market quotations for which a limited market exists, the lower indicative bid price in the bid-to-ask price range.
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
Washington, DC
May 10, 2023
We have served as the Company’s auditor since 2005.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2023	2022
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $429,305 and $388,773, respectively)	$496,875	$442,124
Affiliate investments (Cost of $276,055 and $279,855, respectively)	255,955	271,559
Control investments (Cost of $15,270 and $620, respectively)	713	713
Cash and cash equivalents	2,683	14,190
Restricted cash and cash equivalents	565	305
Interest receivable	3,038	3,042
Due from administrative agent	3,899	6,406
Deferred financing costs, net	431	895
Other assets, net	1,485	1,178
TOTAL ASSETS	$765,644	$740,412

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $35,200 and $0, respectively)	$35,171	$—
Notes payable, net	257,436	256,252
Secured borrowing	—	5,096
Total borrowings	292,607	261,348
Accounts payable and accrued expenses	786	799
Interest payable	2,309	2,190
Fees due to Adviser(A)	28,919	29,288
Fee due to Administrator(A)	716	627
Other liabilities	565	330
TOTAL LIABILITIES	325,902	294,582
Commitments and contingencies(B)
NET ASSETS	$439,742	$445,830

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 33,591,505 and 33,205,023 shares issued and outstanding, respectively	$34	$33
Capital in excess of par value	401,798	397,948
Cumulative net unrealized appreciation of investments	32,913	45,148
Cumulative net unrealized depreciation of other	29	—
Overdistributed net investment income	(5,527)	(12,995)
Accumulated net realized gain in excess of distributions	10,495	15,696
Total distributable earnings	37,910	47,849
TOTAL NET ASSETS	$439,742	$445,830

NET ASSET VALUE PER SHARE	$13.09	$13.43
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2023	2022	2021
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$41,872	$34,531	$26,031
Affiliate investments	18,323	24,617	20,208
Control investments	—	500	920
Cash and cash equivalents	81	1	5
Total interest income	60,276	59,649	47,164
Dividend income:
Non-Control/Non-Affiliate investments	4,847	6	910
Affiliate investments	6,018	2,589	6,165
Total dividend income	10,865	2,595	7,075
Success fee income:
Non-Control/Non-Affiliate investments	9,801	2,647	871
Affiliate investments	601	7,661	1,517
Total success fee income	10,402	10,308	2,388
Total investment income	81,543	72,552	56,627

EXPENSES
Base management fee(A)	14,798	14,113	12,115
Loan servicing fee(A)	7,880	7,178	7,082
Incentive fee(A)	8,880	26,360	8,778
Administration fee(A)	1,811	1,806	1,619
Interest expense on borrowings	15,877	13,078	4,440
Dividends on mandatorily redeemable preferred stock	—	2,306	8,674
Amortization of deferred financing costs and discounts	1,802	1,803	1,750
Professional fees	1,916	1,431	1,935
Other general and administrative expenses	3,270	3,162	2,327
Expenses before credits from Adviser	56,234	71,237	48,720
Credits to base management fee – loan servicing fee(A)	(7,880)	(7,178)	(7,082)
Credits to fees from Adviser - other(A)	(3,811)	(6,497)	(2,949)
Total expenses, net of credits to fees	44,543	57,562	38,689
NET INVESTMENT INCOME	$37,000	$14,990	$17,938

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$7,561	$256	$6,401
Affiliate investments	3,469	14,186	4,973
Control investments	(277)	—	—
Other	—	(1,998)	(782)
Total net realized gain	10,753	12,444	10,592
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	14,218	52,529	(14,718)
Affiliate investments	(23,792)	25,378	30,170
Control investments	(2,661)	(3,025)	(1,528)
Other	29	—	—
Total net unrealized appreciation (depreciation)	(12,206)	74,882	13,924
Net realized and unrealized gain (loss)	(1,453)	87,326	24,516

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$35,547	$102,316	$42,454

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$1.11	$0.45	$0.54
Net increase in net assets resulting from operations	$1.07	$3.08	$1.28

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,311,785	33,205,023	33,176,760
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)

	Year Ended March 31,
	2023	2022	2021
NET ASSETS, BEGINNING OF YEAR	$445,830	$382,364	$369,031

OPERATIONS
Net investment income	$37,000	$14,990	$17,938
Net realized gain on investments	10,753	14,442	11,374
Net realized loss on other	—	(1,998)	(782)
Net unrealized appreciation (depreciation) of investments	(12,235)	74,882	13,924
Net unrealized depreciation of other	29	—	—
Net increase in net assets from operations	35,547	102,316	42,454

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.92, $0.91, and $0.83 per share, respectively)	(30,833)	(30,244)	(27,407)
Distributions to common stockholders from cumulative realized gains ($0.49, $0.26, and $0.10 per share, respectively)	(16,217)	(8,606)	(3,451)
Net decrease in net assets from distributions	(47,050)	(38,850)	(30,858)

CAPITAL ACTIVITY
Issuance of common stock	5,492	—	1,772
Discounts, commissions, and offering costs for issuance of common stock	(77)	—	(35)
Net increase in net assets from capital activity	5,415	—	1,737
TOTAL INCREASE (DECREASE) IN NET ASSETS	(6,088)	63,466	13,333
NET ASSETS, END OF YEAR(A)	$439,742	$445,830	$382,364
(A)Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended March 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$35,547	$102,316	$42,454
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(133,756)	(92,738)	(95,272)
Principal repayments of investments	52,300	51,398	20,734
Net proceeds from the sale of investments	35,533	50,018	31,047
Net realized gain on investments	(10,753)	(14,442)	(11,374)
Net realized loss on other	—	1,998	782
Net unrealized depreciation (appreciation) of investments	12,235	(74,882)	(13,924)
Net unrealized depreciation of other	(29)	—	—
Amortization of premiums, discounts, and acquisition costs, net	(12)	(18)	(18)
Amortization of deferred financing costs and discounts	1,802	1,803	1,750
Bad debt expense, net of recoveries	362	792	88
Changes in assets and liabilities:
Decrease (increase) in interest receivable	4	(131)	16
Decrease (increase) in due from administrative agent	2,507	(5,242)	(393)
(Increase) decrease in other assets, net	(446)	209	(19)
(Decrease) increase in accounts payable and accrued expenses	(13)	236	(521)
Increase (decrease) in interest payable	119	1,599	453
(Decrease) increase in fees due to Adviser(A)	(435)	13,588	8,442
Increase (decrease) in fee due to Administrator(A)	89	50	(5)
Increase (decrease) in other liabilities	442	45	(13,972)
Net cash (used in) provided by operating activities	(4,504)	36,599	(29,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,492	—	1,772
Discounts, commissions, and offering costs for issuance of common stock	(77)	—	(31)
Proceeds from line of credit	102,500	111,700	125,900
Repayments on line of credit	(67,300)	(134,100)	(152,700)
Proceeds from issuance of notes payable	—	134,550	127,938
Proceeds from issuance of mandatorily redeemable preferred stock	—	—	19,276
Redemption of mandatorily redeemable preferred stock	—	(94,371)	(57,500)
Deferred financing and offering costs	(308)	(3,431)	(5,727)
Distributions paid to common stockholders	(47,050)	(38,850)	(30,858)
Net cash (used in) provided by financing activities	(6,743)	(24,502)	28,070

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(11,247)	12,097	(1,662)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	14,495	2,398	4,060

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$3,248	$14,495	$2,398

CASH PAID FOR INTEREST	$14,103	$9,837	$3,169

(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Supplemental disclosures of non-cash operating activities:

For the year ended March 31, 2023:
•In August 2022, in conjunction with a refinancing at Ginsey Home Solutions, Inc. ("Ginsey"), there was a $5.1 million payment made by Ginsey to extinguish our secured borrowing liability. Refer to Note 3 - Investments and Note 5 - Borrowings for further discussion.
•In December 2022, we replaced our previously outstanding secured second lien term loan and second lien delayed draw term loan to The Mountain with a total aggregate cost basis of $13.2 million with a new $3.2 million secured second lien term loan, which resulted in a realized loss of $10.0 million.
For the year ended March 31, 2022:
•In March 2022, we replaced our previously outstanding first lien term loan to J.R. Hobbs with a total cost basis of $36.0 million with a new $26.0 million first lien term loan, which resulted in a realized loss of $10.0 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) –113.0%
Secured First Lien Debt – 63.6%
Buildings and Real Estate Total – 8.7%
Dema/Mai Holdings, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 7/2027)(J)	$38,250	$38,250	$38,250

Diversified/Conglomerate Manufacturing – 1.2%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (L+7.0%, 11.9% Cash (0.3% Unused Fee), Due 3/2024)(I)	2,550	2,550	2,391
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 15.9%% Cash, Due 9/2024)(I)	3,200	3,200	3,000
		5,750	5,391
Diversified/Conglomerate Services – 25.1%
Counsel Press, Inc. – Term Debt (L+11.8%, 16.6% Cash, Due 3/2024)(J)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (L+13.0%, 17.9% Cash, Due 3/2024)(J)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (L+7.5%, 12.4% Cash, Due 6/2026)(J)	57,700	57,700	57,700
Mason West, LLC – Term Debt (L+10.0%, 14.9% Cash, Due 7/2025)(J)	25,250	25,250	25,250
		110,450	110,450
Healthcare, Education, and Childcare – 4.5%
Educators Resource, Inc. – Term Debt (L+10.5%, 15.4% Cash, Due 11/2023) (J)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.0%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 14.9% Cash, Due 1/2026) (J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 14.9% Cash, Due 1/2026) (J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 14.9%% Cash, Due 11/2025)(J)	12,200	12,200	10,676
		36,750	35,226
Hotels, Motels, Inns, and Gaming Total – 9.7%
Nocturne Luxury Villas, Inc. – Line of Credit, $2,000 available (L+8.0%, 12.9% Cash, Due 6/2024)(J)	—	—	—
Nocturne Luxury Villas, Inc. – Term Debt (L+10.5%, 15.4% Cash, Due 6/2026)(J)	42,450	42,450	42,450
		42,450	42,450
Leisure, Amusement, Motion Pictures, and Entertainment – 6.4%
Schylling, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 5/2025)(J)	27,981	27,981	27,981

Total Secured First Lien Debt		$281,631	$279,748

Secured Second Lien Debt – 11.6%
Aerospace and Defense – 5.0%
Galaxy Technologies Holdings, Inc. – Term Debt (L+4.1%, 9.0% Cash, Due 10/2026)(J)	$6,900	$6,900	$5,965
Galaxy Technologies Holdings, Inc. – Term Debt (L+7.0%, 11.9% Cash, Due10/2026)(J)	18,796	18,796	16,250
		25,696	22,215
Cargo Transport – 3.0%
Diligent Delivery Systems – Term Debt (L+9.0%, 13.9% Cash, Due 5/2024)(I)	13,000	13,000	12,983

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.6%
SFEG Holdings, Inc. – Term Debt (L+7.0%, 11.9%% Cash, Due 11/2024)(J)	3,128	3,128	3,128
SFEG Holdings, Inc. – Term Debt (L+7.0%, 11.9% Cash, Due 11/2024)(J)	12,516	12,516	12,516
		15,644	15,644

Total Secured Second Lien Debt		$54,340	$50,842

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Preferred Equity – 37.4%
Buildings and Real Estate – 5.1%
Dema/Mai Holdings, Inc. - Preferred Equity(C)(J)	21,000	$21,000	$22,321

Diversified/Conglomerate Services – 11.6%
Counsel Press, Inc. – Preferred Stock(C)(J)	6,995	6,995	27,885
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	12,345
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	10,940
		18,201	51,170
Healthcare, Education, and Childcare – 4.0%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	17,445

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.7%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	33,969
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	—
		16,236	33,969
Hotels, Motels, Inns, and Gaming – 3.7%
Nocturne Luxury Villas, Inc. – Preferred Stock (C)(J)	6,600	6,600	16,263

Leisure, Amusement, Motion Pictures, and Entertainment – 4.3%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	18,922

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.0%
SFEG Holdings, Inc. – Preferred Stock(C)(J)	29,577	4,643	4,444

Total Preferred Equity		$79,240	$164,534

Common Equity/Equivalents – 0.4%
Aerospace and Defense – 0.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$—

Cargo Transport – 0.4%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	500	1,724

Diversified/Conglomerate Manufacturing – 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SFEG Holdings, Inc. – Common Stock(C)(J)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(K) – Common Units(C)(O)	4,239	21	27

Total Common Equity/Equivalents		$14,094	$1,751

Total Non-Control/Non-Affiliate Investments		$429,305	$496,875

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
AFFILIATE INVESTMENTS(M) – 58.2%
Secured First Lien Debt – 35.8%
Diversified/Conglomerate Manufacturing – 1.0%
Edge Adhesives Holdings, Inc.(K) – Term Debt (L+5.5%, 10.4% Cash, Due 8/2024)(G)(J)	$9,210	$9,210	$4,255

Diversified/Conglomerate Services – 17.7%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 11/2025)(J)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (L+6.0%, 10.9%, Cash, Due 6/2025)(G)(J)	5,000	5,000	2,744
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (L+6.0%, 10.9% Cash, Due 6/2025) (G)(J)	16,500	16,500	9,054
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+10.3%, 15.1% Cash, Due 6/2025) (G)(J)	26,000	26,000	14,268
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+6.0%, 10.9% Cash, Due 6/2025) (G)(J)	2,438	2,438	1,338
The Maids International, LLC – Term Debt (L+10.5%, 15.4% Cash, Due 3/2025)(J)	28,560	28,560	28,560
		100,498	77,964
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.2%
Old World Christmas, Inc. – Term Debt (L+9.5%, 14.4% Cash, Due 12/2025)(J)	40,500	40,500	40,500

Mining, Steel, Iron and Non-Precious Metals Total – 4.1%
Utah Pacific Bridge & Steel, Ltd. – Term Debt (L+10.0%, 14.9% Cash, Due 7/2026)(J)	18,250	18,250	18,250

Telecommunications – 3.8%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (L+11.0%, 15.9% Cash, Due 12/2024)(J)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(K) – Term Debt (L+11.0%, 15.9% Cash, Due 12/2024)(J)	14,000	14,000	14,000
		16,800	16,800

Total Secured First Lien Debt		$185,258	$157,769

Secured Second Lien Debt – 5.7%
Chemicals, Plastics, and Rubber – 5.7%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 10.4% Cash, Due 1/2024)(J)	$26,618	$26,618	$24,892

Total Secured Second Lien Debt		$26,618	$24,892

Preferred Equity – 13.2%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	158,598	$19,730	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	8,199	—

Diversified/Conglomerate Services – 3.2%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	10,926
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	3,200
		24,309	14,126
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.7%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	33,990

Mining, Steel, Iron and Non-Precious Metals – 1.8%
Utah Pacific Bridge & Steel, Ltd. – Preferred Stock(C)(J)	6,000	6,000	7,748

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Telecommunications – 0.5%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	2,187

Total Preferred Equity		$62,960	$58,051

Common Equity/Equivalents – 3.5%
Diversified/Conglomerate Services – 3.5%
Nth Degree Investment Group, LLC – Common Stock(C)(J)	14,360,000	$1,219	$15,243

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$1,219	$15,243

Total Affiliate Investments		$276,055	$255,955

CONTROL INVESTMENTS(N) – 0.2%
Secured First Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Line of Credit, $150 available (L+5.0%, 9.9% Cash, Due 5/2023)(G)(J)	4,550	$4,550	$—

Total Secured First Lien Debt		4,550	—

Secured Second Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Term Debt (L+4.0%, 8.9% Cash, Due 4/2024)(G)(J)	3,200	$3,200	$—

Total Secured Second Lien Debt		3,200	—

Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock(C)(J)	6,899	$6,899	$—

Total Preferred Equity		6,899	—

Common Equity/Equivalents – 0.2%
Leisure, Amusement, Motion Pictures, and Entertainment – 0.2%
Gladstone SOG Investments, Inc. - Common Stock(C)(J)	100	$620	$713

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock (C)(J)	751	1	—

Total Common Equity/Equivalents		$621	$713

Total Control Investments		$15,270	$713

TOTAL INVESTMENTS – 171.4%(P)		$720,630	$753,543

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $639.5 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2023, our investment in Funko Acquisition Holdings, LLC ("Funko") was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate ("LIBOR" or "L"), which was 4.9% as of March 31, 2023. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2023.
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
(H)Represents the principal balance, presented in thousands, for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(I)Fair value was based on internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(J)Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(K)One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(L)Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(M)Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(N)Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(O)Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible into class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(P)Cumulative gross unrealized appreciation for federal income tax purposes is $150.4 million; cumulative gross unrealized depreciation for federal income tax purposes is $119.3 million. Cumulative net unrealized appreciation is $31.1 million, based on a tax cost of $722.4 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 99.2%
Secured First Lien Debt – 52.4%
Diversified/Conglomerate Manufacturing – 1.1%
Phoenix Door Systems, Inc – Line of Credit, $150 available (L+7.0%, 9.0% Cash (0.3% Unused Fee), Due 3/2024)(J)	$2,000	$2,000	$1,920
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 9/2024)(J)	3,200	3,200	3,072
		5,200	4,992
Diversified/Conglomerate Services – 28.8%
Bassett Creek Services, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 4/2023)(K)	48,000	48,000	48,000
Counsel Press, Inc. – Term Debt (L+11.8%, 12.8% Cash, Due 3/2023)(K)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (L+13.0%, 14.0% Cash, Due 3/2023)(K)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (L+9.5%, 12.0% Cash, Due 6/2024)(K)	27,700	27,700	27,700
Mason West, LLC – Term Debt (L+10.0%, 12.5% Cash, Due 7/2025)(K)	25,250	25,250	25,250
		128,450	128,450
Healthcare, Education, and Childcare – 4.5%
Educators Resource, Inc. – Term Debt (L+10.5%, 13.0% Cash, Due 11/2023) (K)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.5%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023) (K)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023) (K)	6,850	6,850	6,850
		24,550	24,550
Hotels, Motels, Inns, and Gaming Total – 6.2%
Nocturne Luxury Villas, Inc. – Line of Credit, $2,000 available (L+8.0%, 10.0% Cash, Due 6/2023)(K)	—	—	—
Nocturne Luxury Villas, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 6/2026)(K)	27,700	27,700	27,700
		27,700	27,700
Leisure, Amusement, Motion Pictures, and Entertainment – 6.3%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 5/2025)(K)	27,981	27,981	27,981

Total Secured First Lien Debt		$233,881	$233,673

Secured Second Lien Debt – 15.0%
Aerospace and Defense – 5.7%
Galaxy Technologies Holdings, Inc. – Term Debt (L+4.1%, 7.1% Cash, Due 10/2026)(K)	$6,500	$6,500	$6,500
Galaxy Technologies Holdings, Inc. – Term Debt (L+7.0%, 10.0% Cash, Due 10/2026)(K)	18,796	18,796	18,796
		25,296	25,296
Automobile – 0.3%
Country Club Enterprises, LLC – Term Debt (L+8.0%, 10.0% Cash, Due 7/2027)(J)	1,500	1,500	1,498
Country Club Enterprises, LLC - Guaranty ($1,000) (Q)	—	—	—
		1,500	1,498

Cargo Transport – 2.9%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.0% Cash, Due 11/2022)(J)	13,000	12,987	13,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.0%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2025)(H)(K)	13,300	13,300	13,300

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.1%
SFEG Holdings, Inc. – Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(G)(J)	3,128	3,128	2,909
SFEG Holdings, Inc. – Term Debt (L+7.0%, 9.0% Cash, Due 11/2024)(G)(J)	11,736	11,736	10,914
		14,864	13,823

Total Secured Second Lien Debt		$67,947	$66,917

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

Preferred Equity – 31.4%
Diversified/Conglomerate Services – 15.2%
Bassett Creek Services, Inc. – Preferred Stock(C)(K)	4,900	$4,900	$17,150
Counsel Press, Inc. – Preferred Stock(C)(K)	6,995	6,995	25,374
Horizon Facilities Services, Inc. – Preferred Stock(C)(K)	10,080	10,080	17,807
Mason West, LLC – Preferred Stock(C)(K)	11,206	11,206	7,553
		33,181	67,884
Healthcare, Education, and Childcare – 4.3%
Educators Resource, Inc. – Preferred Stock(C)(K)	8,560	8,560	19,252

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.6%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(K)	6,653	6,653	21,485
Ginsey Home Solutions, Inc. – Preferred Stock(C)(K)	19,280	9,583	3,263
		16,236	24,748
Hotels, Motels, Inns, and Gaming Total – 2.3%
Nocturne Luxury Villas, Inc. – Preferred Stock (C)(K)	6,600	6,600	10,223

Leisure, Amusement, Motion Pictures, and Entertainment – 4.0%
Schylling, Inc. – Preferred Stock(C)(K)	4,000	4,000	17,820

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SFEG Holdings, Inc. – Preferred Stock(C)(K)	29,577	4,643	—

Total Preferred Equity		$73,220	$139,927

Common Equity/Equivalents – 0.4%
Aerospace and Defense – 0.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(K)	16,957	$11,513	$—

Cargo Transport – 0.4%
Diligent Delivery Systems – Common Stock Warrants(C)(K)	—	500	1,533

Diversified/Conglomerate Manufacturing– 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(K)	3,195	1,452	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(K)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SFEG Holdings, Inc. – Common Stock(C)(K)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(L) – Common Units(C)(P)	6,290	30	74

Total Common Equity/Equivalents		$13,725	$1,607

Total Non-Control/Non-Affiliate Investments		$388,773	$442,124

AFFILIATE INVESTMENTS(N) – 60.8%
Secured First Lien Debt – 42.9%
Chemicals, Plastics, and Rubber – 6.0%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 7.0% Cash, Due 1/2024)(K)	$26,618	$26,618	$26,618

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(I)	Cost	Fair Value

Diversified/Conglomerate Manufacturing – 2.0%
Edge Adhesives Holdings, Inc.(L) – Term Debt (L+5.5%, 7.5% Cash, Due 8/2024)(J)	$9,210	9,210	9,072

Diversified/Conglomerate Services – 20.5%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(K)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (L+6.0%, 8.0% Cash, Due 10/2024) (G)(K)	16,500	16,500	15,023
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+10.3%, 11.8% Cash, Due 10/2024) (G)(K)	26,000	26,000	23,672
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+6.0%, 8.0% Cash, Due 3/2023) (G)(K)	2,438	2,438	2,219
J.R. Hobbs Co. - Atlanta, LLC - Guaranty ($9,250)(Q)	—	—	—
The Maids International, LLC – Term Debt (L+10.5%, 12.0% Cash, Due 3/2025)(K)	28,560	28,560	28,560
		95,498	91,474
Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.6%
Old World Christmas, Inc. – Secured First Lien Term Loan (L+9.5%, 11.0% Cash, Due 12/2025)(K)	25,000	25,000	25,000

Mining, Steel, Iron and Non-Precious Metals Total – 4.1%
Utah Pacific Bridge & Steel, Ltd., $2,000 available (L+8.5%, 10.0% Cash, Due 7/2022)(K)	—	—	—
Utah Pacific Bridge & Steel, Ltd. (L+10.0%, 11.5% Cash, Due 7/2026)(K)	18,250	18,250	18,250
		18,250	18,250
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.0%
The Mountain Corporation – Line of Credit, $0 available (L+5.0%, 9.0% Cash, Due 5/2022)(G)(K)	3,400	3,400	3,400
The Mountain Corporation – Line of Credit, $100 available (L+5.0%, 9.0% Cash, Due 5/2023)(G)(K)	800	800	800
		4,200	4,200
Telecommunications – 3.7%
B+T Group Acquisition, Inc.(L) – Line of Credit, $0 available (L+11.0%, 13.0% Cash, Due 12/2024)(K)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(L) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2024)(K)	14,000	14,000	14,000
		16,800	16,800

Total Secured First Lien Debt		$195,576	$191,414

Secured Second Lien Debt – 0.2%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 4/2024)(G)(K)	$11,700	$11,700	$923
The Mountain Corporation – Delayed Draw Term Debt, $0 available (L+4.0%, 7.0% Cash, Due 4/2024)(G)(K)	1,500	1,500	118
		13,200	1,041

Total Secured Second Lien Debt		$13,200	$1,041

Preferred Equity – 17.4%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(K)	158,598	$19,730	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(L) – Preferred Stock(C)(K)	8,199	8,199	—

Diversified/Conglomerate Services – 4.3%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(K)	67,490	6,749	16,405
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(K)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(K)	6,640	6,640	2,679
		24,309	19,084

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
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)
NOTE 1.    ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of March 31, 2023, our investment portfolio was comprised of 77.1% in debt investments and 22.9% in equity investments, at cost.
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
Board Responsibility
Our board of directors (the “Board of Directors”) has approved investment valuation policies and procedures pursuant to Rule 2a-5 (the “Policy”) and, in July 2022, designated the Adviser to serve as the Board of Directors’ valuation designee (“Valuation Designee”) under the 1940 Act.
In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing the good faith fair value determination of our investments for which market quotations are not readily available based on our Policy and for overseeing the Valuation Designee. Such review and oversight includes receiving written fair value determinations and supporting materials provided by the Valuation Designee, in coordination with the Administrator and with the oversight by the Company's chief valuation officer (collectively, the “Valuation Team”). The Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation determinations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy, and reviews other facts and circumstances, including current valuation risks, conflicts of interest, material valuation matters, appropriateness of valuation methodologies, back-testing results, price challenges/overrides, and ongoing monitoring and oversight of pricing services. After the Valuation Committee concludes its meeting, it and the chief valuation officer, representing the Valuation Designee, present the Valuation Committee’s findings on the Valuation Designee's determinations to the entire Board of Directors so that the full Board of Directors may review the Valuation Designee's determined fair values of such investments in accordance with the Policy.

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
ICE Data Pricing and Reference Data, LLC (“ICE”), a valuation specialist, generally provides estimates of fair value on our debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and the Valuation Committee reviews whether the Valuation Team’s determined fair value is reasonable in light of the Policy and other relevant facts and circumstances.
We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value (“TEV”) of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review the valuation of each of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our TEV, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a determination to our Valuation Committee as to the fair value. Our Valuation Committee reviews the determined fair value and whether it is reasonable in light of the Policy and other relevant facts and circumstances.
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees, and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2023, our loans to Edge Adhesives Holdings, Inc., J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) and The Mountain Corporation (“The Mountain”) were on non-accrual status, with an aggregate debt cost basis of $66.9 million, or 12.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $31.7 million, or 6.2% of the fair value of all debt investments in our portfolio. As of March 31, 2022, our loans to J.R. Hobbs, The Mountain, and SFEG Holdings, Inc. were on non-accrual status, with an aggregate debt cost basis of $77.2 million, or 15.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $60.0 million, or 12.2% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. As of March 31, 2023 and 2022, we did not have any loans with a PIK interest component.
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
FASB ASC 740, Income Taxes (“ASC 740”), requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740 for all open tax years and in all major tax jurisdictions and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal income tax returns for fiscal years 2022, 2021, and 2020 remain subject to examination by the Internal Revenue Service (“IRS”). We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized benefits will change materially in the next twelve months.
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
As of March 31, 2023 and 2022, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the years ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and 2022, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2023:
Secured first lien debt	$437,517	$—	$—		$437,517
Secured second lien debt	75,734	—	—		75,734
Preferred equity	222,585	—	—		222,585
Common equity/equivalents	17,707	—	27	(A)	17,680
Total Investments at March 31, 2023	$753,543	$—	$27		$753,516

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2022:
Secured first lien debt	$425,087	$—	$—		$425,087
Secured second lien debt	67,958	—	—		67,958
Preferred equity	217,599	—	—		217,599
Common equity/equivalents	3,752	—	74	(A)	3,678
Total Investments at March 31, 2022	$714,396	$—	$74		$714,322
(A)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of March 31, 2023 and 2022, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	March 31,
	2023	2022
Non-Control/Non-Affiliate Investments
Secured first lien debt	$279,748	$233,673
Secured second lien debt	50,842	66,917
Preferred equity	164,534	139,927
Common equity/equivalents(A)	1,724	1,533
Total Non-Control/Non-Affiliate Investments	496,848	442,050

Affiliate Investments
Secured first lien debt	157,769	191,414
Secured second lien debt	24,892	1,041
Preferred equity	58,051	77,672
Common equity/equivalents	15,243	1,432
Total Affiliate Investments	255,955	271,559

Control Investments
Secured first lien debt	—	—
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	713	713
Total Control Investments	713	713

Total investments at fair value using Level 3 inputs	$753,516	$714,322
(A)Excludes our investment in Funko with a fair value of $27 thousand and $74 thousand as of March 31, 2023 and 2022, respectively, which was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of March 31, 2023 and 2022. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	March 31, 2023	March 31, 2022			March 31, 2023	March 31, 2022

Secured first lien debt	$432,126	$411,023	TEV	EBITDA multiple	4.4x – 7.7x / 6.4x	3.4x – 9.3x / 7.0x
				EBITDA	$4,251 – $19,083 / $10,764	$3,990 – $13,707 / $8,221
				Revenue multiple	0.3x – 0.6x / 0.3x	0.7x – 0.7x / 0.7x
				Revenue	$15,483 – $109,615 / $94,957	$14,072 – $14,072 / $14,072
	5,391	14,064	Yield Analysis	Discount Rate	19.4% – 19.9% / 19.7%	11.3% – 15.2% / 14.6%
Secured second lien debt	62,750	39,637	TEV	EBITDA multiple	5.4x – 6.6x / 6.2x	5.6x – 6.8x / 6.0x
				EBITDA	$4,112 – $6,379 / $5,501	$3,953 – $5,488 / $4,959
				Revenue multiple	N/A	0.7x – 0.7x / 0.7x
				Revenue	N/A	$14,072 – $14,072 / $14,072
	12,984	28,321	Yield Analysis	Discount Rate	14.0% – 14.0% / 14.0%	10.0% – 12.2% / 11.6%
Preferred equity	222,585	217,599	TEV	EBITDA multiple	4.4x – 7.7x / 5.9x	3.4x – 9.3x / 6.8x
				EBITDA	$4,251 – $19,083 / $9,486	$1,210 – $13,707 / $6,926
				Revenue multiple	0.3x – 0.6x / 0.4x	0.7x – 0.7x / 0.7x
				Revenue	$15,483 – $109,615 / $69,247	$14,072 – $14,072 / $14,072
Common equity/equivalents(A)	17,680	3,678	TEV	EBITDA multiple	4.7x – 7.2x / 6.4x	4.8x – 8.4x / 5.8x
				EBITDA	$1,105 – $30,833 / $6,273	$829 – $13,707 / $5,709
				Revenue multiple	N/A	0.7x – 0.7x / 0.7x
				Revenue	N/A	$14,072 – $14,072 / $14,072
Total	$753,516	$714,322
(A)Fair value as of both March 31, 2023 and 2022 excludes our investment in Funko with a fair value of $27 thousand and $74 thousand, respectively, which was valued using Level 2 inputs.

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
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the years ended March 31, 2023 and 2022 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2023:
Fair value as of March 31, 2022	$425,087	$67,958	$217,599	$3,678	$714,322
Total gain (loss):
Net realized gain (loss)(A)	—	(10,000)	20,778	—	10,778
Net unrealized appreciation (depreciation)(B)	(29,552)	(5,235)	11,216	13,622	(9,949)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	10,001	(12,250)	—	(2,249)
New investments, repayments and settlements(C):
Issuances / originations	107,200	5,188	21,000	380	133,768
Settlements / repayments	(50,800)	(6,596)	—	—	(57,396)
Sales(D)	—	—	(35,758)	—	(35,758)
Transfers(E)	(14,418)	14,418	—	—	—
Fair value as of March 31, 2023	$437,517	$75,734	$222,585	$17,680	$753,516

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2022:
Fair value as of March 31, 2021	$368,688	$102,897	$159,478	$2,671	$633,734
Total gain (loss):
Net realized gain (loss)(A)	(10,000)	—	23,725	—	13,725
Net unrealized appreciation (depreciation)(B)	756	2,956	111,405	(15,027)	100,090
Reversal of previously recorded (appreciation) depreciation upon realization(B)	860	—	(26,053)	—	(25,193)
New investments, repayments and settlements(C):
Issuances / originations	68,638	9,648	14,472	—	92,758
Settlements / repayments	(48,898)	(2,500)	—	—	(51,398)
Sales	—	—	(49,394)	—	(49,394)
Transfers(E)	45,043	(45,043)	(16,034)	16,034	—
Fair value as of March 31, 2022	$425,087	$67,958	$217,599	$3,678	$714,322
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2023 and 2022.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2023 and 2022.

(C)Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)Includes $13.4 million of proceeds from the recapitalization of Old World Christmas, Inc. ("Old World") and $12.3 million of proceeds from the recapitalization of Horizon Facilities Services, Inc ("Horizon").
(E)2023: Transfers include (1) secured second lien debt of Ginsey with a total cost basis and fair value of $12.2 million, which was converted into secured first lien debt in August 2022 and (2) secured first lien debt of PSI Molded Plastics, Inc. with a total cost basis and fair value of $26.6 million, which was converted into secured second lien debt in September 2022.
2022: Transfers represent (1) secured second lien debt of J.R. Hobbs with a total cost basis and fair value of $52.5 million and $$52.4 million, respectively, which was converted into secured first lien debt in June 2021, (2) secured first lien debt of D.P.M.S., Inc. ("Danco") with a total cost basis and fair value of $12.3 million and $7.3 million, respectively, which was converted into secured second lien debt of Galaxy Technologies Holdings, Inc. (“Galaxy Technologies Holdings”) in September 2021, (3) preferred equity of Galaxy Technologies, Inc. ("Galaxy") with a total cost basis and fair value of $11.5 million and $16.0 million, respectively, which was converted into common equity of Galaxy Technologies Holdings in September 2021 and (4) preferred equity of SOG Specialty Knives & Tools, LLC with a total cost and fair value of $0.6 million and $0.0 million, respectively, which was converted into common equity of Gladstone SOG Investments, Inc. in December 2021.
Investment Activity
During the fiscal year ended March 31, 2023, the following significant transactions occurred:
•In May 2022, we invested an additional $6.4 million in the form of secured first lien debt in Nocturne Luxury Villas, Inc. ("Nocturne") to fund an add-on acquisition.
•In June 2022, we exited our investment in Bassett Creek Services, Inc. ("Bassett Creek"), which resulted in success fee income of $3.0 million and a realized gain on preferred equity of $4.7 million. In connection with the sale, we received net cash proceeds of $57.6 million, including the repayment of our debt investment of $48.0 million at par.
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
•In November 2022, our $1.5 million secured second lien debt investment in Country Club Enterprises, LLC ("CCE") was repaid at par. In connection with the repayment, we received success fee income of $1.1 million and our $1.0 million guaranty was released. Refer to Note 11 - Commitments and Contingencies for discussion of the guaranty.
•In December 2022, we recapitalized our investment in Old World and invested an additional $15.5 million in the form of secured first lien debt. In connection with this investment, we received proceeds of $17.9 million, of which $13.4 million was recognized as a realized gain and $4.5 million was recognized as dividend income.

•In December 2022, we replaced our previously outstanding secured second lien term loan and secured second lien delayed draw term loan to The Mountain with a total aggregate cost basis of $13.2 million with a new $3.2 million secured second lien term loan, which resulted in a realized loss of $10.0 million.
•In February 2023, we replaced our two previously outstanding secured first lien revolving lines of credit to The Mountain with an aggregate cost basis of $4.3 million with a new secured first lien revolving line of credit with a $4.7 million commitment.
Investment Concentrations
As of March 31, 2023, our investment portfolio consisted of investments in 25 portfolio companies located in 19 states across 14 different industries with an aggregate fair value of $753.5 million. Our investments in Old World, Horizon, Dema/Mai, Nocturne, and Brunswick Bowling Products, Inc., represent our five largest portfolio investments at fair value, and collectively comprised $322.3 million, or 42.8%, of our total investment portfolio at fair value as of March 31, 2023.
The following table summarizes our investments by security type as of March 31, 2023 and 2022:

	March 31, 2023				March 31, 2022
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$471,439	65.4%	$437,517	58.1%	$429,457	64.2%	$425,087	59.5%
Secured second lien debt	84,158	11.7%	75,734	10.1%	81,147	12.1%	67,958	9.5%
Total debt	555,597	77.1%	513,251	68.2%	510,604	76.3%	493,045	69.0%

Preferred equity	149,099	20.7%	222,585	29.5%	143,079	21.4%	217,599	30.5%
Common equity/equivalents	15,934	2.2%	17,707	2.3%	15,565	2.3%	3,752	0.5%
Total equity/equivalents	165,033	22.9%	240,292	31.8%	158,644	23.7%	221,351	31.0%
Total investments	$720,630	100.0%	$753,543	100.0%	$669,248	100.0%	$714,396	100.0%
Investments at fair value consisted of the following industry classifications as of March 31, 2023 and 2022:

	March 31, 2023		March 31, 2022
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$268,954	35.7%	$307,403	43.0%
Home and Office Furnishings, Housewares, and Durable Consumer Products	143,685	19.1%	125,440	17.6%
Buildings and Real Estate	60,571	8.0%	—	—%
Hotels, Motels, Inns, and Gaming	58,713	7.8%	37,923	5.3%
Leisure, Amusement, Motion Pictures, and Entertainment	47,616	6.3%	46,514	6.5%
Healthcare, Education, and Childcare	37,445	5.0%	39,252	5.5%
Mining, Steel, Iron and Non-Precious Metals	25,998	3.5%	24,250	3.4%
Chemicals, Plastics, and Rubber	24,891	3.3%	26,618	3.7%
Aerospace and Defense	22,215	2.8%	25,296	3.5%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	20,088	2.7%	13,823	1.9%
Telecommunications	18,987	2.5%	32,467	4.6%
Cargo Transport	14,707	2.0%	14,533	2.0%
Diversified/Conglomerate Manufacturing	9,646	1.3%	14,064	2.0%
Other < 2.0%	27	0.0%	6,813	1.0%
Total investments	$753,543	100.0%	$714,396	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2023 and 2022:

	March 31, 2023		March 31, 2022
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$266,612	35.4%	$194,100	27.2%
West	197,989	26.3%	158,607	22.2%
South	171,056	22.7%	188,978	26.4%
Midwest	117,886	15.6%	172,711	24.2%
Total investments	$753,543	100.0%	$714,396	100%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2023:

		Amount
For the fiscal years ending March 31:	2024	$81,218
	2025	89,614
	2026	202,419
	2027	144,096
	2028	38,250
	Thereafter	—
	Total contractual repayments	$555,597
	Investments in equity securities	165,033
	Total cost basis of investments held as of March 31, 2023:	$720,630
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2023 and 2022, we had gross receivables from portfolio companies of $2.2 million and $1.7 million, respectively. As of March 31, 2023 and 2022, the allowance for uncollectible receivables was $1.6 million and $1.3 million, respectively.
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
Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our chief operating officer) serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. David Dullum (our president) is also the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), is also the executive vice president of administration, general counsel, and secretary of our Adviser.
The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2023	2022	2021
Average total assets subject to base management fee(A)	$739,900	$705,650	$605,750
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%
Base management fee(B)	14,798	14,113	12,115
Credits to fees from Adviser - other(B)	(3,811)	(6,497)	(2,949)
Net base management fee	$10,987	$7,616	$9,166

Loan servicing fee(B)	$7,880	$7,178	$7,082
Credits to base management fee - loan servicing fee(B)	(7,880)	(7,178)	(7,082)
Net loan servicing fee	$—	$—	$—

Incentive fee – income-based	$9,176	$8,074	$3,746
Incentive fee – capital gains-based(C)	(296)	18,286	5,032
Total incentive fee(B)	8,880	26,360	8,778
Credits to fees from Adviser - other(B)	—	—	—
Net total incentive fee	$8,880	$26,360	$8,778
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.2 million, $0.3 million, and $0.2 million for the years ended March 31, 2023, 2022, and 2021, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the years ended March 31, 2023 and 2021, no capital gains-based incentive fees were contractually due and paid to the Adviser. As of and for the year ended March 31, 2022, $5.3 million capital gains-based incentive fees were contractually due and paid to the Adviser.
In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the year ended March 31, 2023, we recorded a reversal of capital gains-based incentive fees of $0.3 million. During the years ended March 31, 2022 and 2021, we recorded capital gains-based incentive fees of $18.3 million and $5.0 million, respectively.
Transactions with the Administrator
We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and general counsel and secretary, and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Mr. LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration, general counsel, and secretary for the Adviser.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 12, 2022, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2023. Administration fees for the years ended March 31, 2023, 2022, and 2021 were $1.8 million, $1.8 million, and $1.6 million, respectively.
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
Other Transactions
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the years ended March 31, 2023, 2022, and 2021, the fees received by Gladstone Securities from portfolio companies totaled $1.6 million, $3.2 million, and $0.6 million, respectively.
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2023	2022
Base management and loan servicing fee due to Adviser, net of credits	$1,574	$1,648
Incentive fee due to Adviser(A)	27,259	27,577
Other due to Adviser	86	63
Total fees due to Adviser	$28,919	$29,288
Fee due to Administrator	716	627
Total related party fees due	$29,635	$29,915
(A)Includes a capital gains-based incentive fee of $25.1 million and $25.4 million as of March 31, 2023 and 2022, respectively, recorded in accordance with GAAP requirements and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions—Transactions with the Adviser—Incentive Fee for additional information, including capital gains-based incentive fee payments made.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement of certain co-investment expenses, totaled $27 thousand as of March 31, 2022. There were no co-investment expenses as of March 31, 2023. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2023 and 2022, respectively.
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
On August 10, 2020, we, through Business Investment, entered into Amendment No. 5 to the Credit Facility. Among other things, Amendment No. 5 amended the Credit Facility to (i) add London Interbank Offered Rate (“LIBOR”) replacement language; (ii) implement a 0.50% LIBOR floor; (iii) reduce the facility size from $200.0 million to $180.0 million, which may be expanded to $300.0 million through additional commitments; and (iv) provide certain other changes to existing terms and covenants.
Advances under the Credit Facility generally bear interest at 30-day LIBOR, subject to a floor of 0.50%, plus 2.85% per annum until February 29, 2024, with the margin then increasing to 3.10% for the period from February 29, 2024 to February 28, 2025, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount.
Refer to Note 14 — Subsequent Events for information on Amendment No. 7 to the Credit Facility.
The following tables summarize noteworthy information related to the Credit Facility:

	As of March 31,
	2023	2022
Commitment amount	$180,000	$180,000
Borrowings outstanding at cost	$35,200	$—
Availability(A)	$144,800	$180,000

	For the Years Ended March 31
	2023	2022	2021
Weighted-average borrowings outstanding	$16,186	$18,051	$82,632
Effective interest rate(B)	17.3%	12.5%	4.3%
Commitment (unused) fees incurred	$1,655	$1,641	$819
(A)Availability is subject to various constraints, characteristics, and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $144.8 million and $180.0 million as of March 31, 2023 and 2022, respectively.
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

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $289.0 million as of March 31, 2023, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2023, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $696.7 million, asset coverage on our senior securities representing indebtedness of 244.7%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2023, we were in compliance with all covenants under the Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2023, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.50% floor, plus 2.94% per annum, plus an unused commitment fee of 1.0%. At March 31, 2022, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.50% floor, plus 2.85% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of March 31, 2023 and 2022, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables provide relevant information and disclosures about the Credit Facility as of and for the years ended March 31, 2023 and 2022, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of March 31,
	2023	2022
Credit Facility	$35,171	$—

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Year ended March 31, 2023:
Fair value at March 31, 2022	$—
Borrowings	102,500
Repayments	(67,300)
Unrealized depreciation	(29)
Fair value at March 31, 2023	$35,171

Year ended March 31, 2022:
Fair value at March 31, 2021	$22,400
Borrowings	111,700
Repayments	(134,100)
Fair value at March 31, 2022	$—
The fair value of the collateral under the Credit Facility was $639.5 million and $537.5 million as of March 31, 2023 and 2022, respectively.

Notes Payable
5.00% Notes due 2026
In March 2021, we completed a public offering of 5.00% Notes due 2026 with an aggregate principal amount of $127.9 million (the “2026 Notes”), which resulted in net proceeds of approximately $123.8 million after deducting underwriting discounts, commissions and offering costs borne by us. The 2026 Notes are traded under the ticker symbol “GAINN” on the Nasdaq Global Select Market (“Nasdaq”). The 2026 Notes will mature on May 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after May 1, 2023. The 2026 Notes bear interest at a rate of 5.00% per year, which is payable quarterly in arrears.
The indenture relating to the 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we will provide the holders of the 2026 Notes, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
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
4.875% Notes due 2028
In August 2021, we completed a public offering of 4.875% Notes due 2028 with an aggregate principal amount of $134.6 million (the “2028 Notes”), which resulted in net proceeds of approximately $131.3 million after deducting underwriting discounts, commissions and offering costs borne by us. The 2028 Notes are traded under the ticker symbol “GAINZ” on Nasdaq. The 2028 Notes will mature on November 1, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after November 1, 2023. The 2028 Notes bear interest at a rate of 4.875% per year, which is payable quarterly in arrears.
The indenture relating to the 2028 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2028 Notes, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
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

The following tables summarizes our 2026 Notes and 2028 Notes as of March 31, 2023 and 2022:

As of March 31, 2023:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
Notes payable, gross(B)					10,499,500		262,488
Less: Unamortized Discounts							(5,052)
Notes payable, net(C)							$257,436

As of March 31, 2022:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
Notes payable, gross(B)					10,499,500		262,488
Less: Unamortized Discounts							(6,236)
Notes payable, net(C)							$256,252
(A)The 2026 Notes can be redeemed at our option at any time on or after May 1, 2023. The 2028 Notes can be redeemed at our option at any time on or after November 1, 2023.
(B)As of March 31, 2023 and 2022, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 244.7% and 252.9%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value based on the last reported closing prices of the 2026 Notes and 2028 Notes as of March 31, 2023 was $121.5 million and $127.4 million, respectively. The fair value based on the last reported closing prices of the 2026 Notes and 2028 Notes as of March 31, 2022 was $128.3 million and $134.3 million, respectively. We consider the closing prices of the 2026 Notes and 2028 Notes to be a Level 1 inputs within the ASC 820 hierarchy.
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
The following tables summarize dividends declared by our Board of Directors and paid by us on each of our Series D Term Preferred Stock and Series E Term Preferred Stock during the years ended March 31, 2022 and 2021:
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

NOTE 7.    REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2023, we had the ability to issue up to $294.5 million of the securities registered under the registration statement.
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
During the year ended March 31, 2023, we sold 386,482 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $14.21 per share and raised approximately $5.5 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $14.01 and resulted in total net proceeds of approximately $5.4 million. These sales were above our then current NAV per share.
In December 2019, we entered into equity distribution agreements with Wedbush Securities, Inc., Cantor Fitzgerald & Co., and Ladenburg Thalmann & Co., Inc. (each a “2019 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the 2019 Sales Agents, up to an aggregate offering price of $35.0 million in an at-the-market program (the “2019 Common Stock ATM Program”). On August 11, 2021, we terminated the equity distribution agreements with each of the 2019 Sales Agents.
We did not sell any shares of our common stock under the 2019 Common Stock ATM Program during the year ended March 31, 2022. During the year ended March 31, 2021, we sold 155,560 shares of our common stock under the 2019 Common Stock ATM Program at a weighted-average gross price of $11.39 per share and raised approximately $1.8 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $11.17 and resulted in total net proceeds of approximately $1.7 million. These sales were above our then current NAV per share.
NOTE 8.    NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the years ended March 31, 2023, 2022, and 2021:

	Year Ended March 31,
	2023	2022	2021
Numerator: net increase (decrease) in net assets resulting from operations	$35,547	$102,316	$42,454
Denominator: basic and diluted weighted-average common shares	33,311,785	33,205,023	33,176,760
Basic and diluted net increase (decrease) in net assets resulting from operations per weighted-average common share	$1.07	$3.08	$1.28

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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of cash distributions paid to our common stockholders during the calendar year ended December 31, 2022 was 61.2% from ordinary income and 38.8% from capital gains. The tax characterization of cash distributions paid to our common stockholders during the calendar year ended December 31, 2021 was 71.3% from ordinary income and 28.7% from capital gains.
We paid the following cash distributions to our common stockholders for the years ended March 31, 2023, 2022 and 2021.
For the Year Ended March 31, 2023:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 12, 2022	April 22, 2022	April 29, 2022	$0.075
April 12, 2022	May 20, 2022	May 31, 2022	0.075
April 12, 2022	June 6, 2022	June 15, 2022	0.120	(A)
April 12, 2022	June 22, 2022	June 30, 2022	0.075
July 12, 2022	July 22, 2022	July 29, 2022	0.075
July 12, 2022	August 23, 2022	August 31, 2022	0.075
July 12, 2022	September 22, 2022	September 30, 2022	0.075
October 11, 2022	October 21, 2022	October 31, 2022	0.080
October 11, 2022	November 18, 2022	November 30, 2022	0.080
October 11, 2022	December 6, 2022	December 15, 2022	0.120	(A)
October 11, 2022	December 20, 2022	December 30, 2022	0.080
January 10, 2023	January 20, 2023	January 31, 2023	0.080
January 10, 2023	February 17, 2023	February 28, 2023	0.080
January 10, 2023	March 3, 2023	March 15, 2023	0.240	(A)
January 10, 2023	March 17, 2023	March 31, 2023	0.080
		Year ended March 31, 2023	$1.410

For the Year Ended March 31, 2022:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 13, 2021	April 23, 2021	April 30, 2021	$0.070
April 13, 2021	May 19, 2021	May 28, 2021	0.070
April 13, 2021	June 8, 2021	June 17, 2021	0.060	(A)
April 13, 2021	June 18, 2021	June 30, 2021	0.070
July 13, 2021	July 23, 2021	July 30, 2021	0.070
July 13, 2021	August 23, 2021	August 31, 2021	0.070
July 13, 2021	September 3, 2021	September 15, 2021	0.030	(A)
July 13, 2021	September 22, 2021	September 30, 2021	0.070
October 12, 2021	October 22, 2021	October 29, 2021	0.075
October 12, 2021	November 19, 2021	November 30, 2021	0.075
October 12, 2021	December 7, 2021	December 15, 2021	0.090	(A)
October 12, 2021	December 23, 2021	December 31, 2021	0.075
January 11, 2022	January 21, 2022	January 31, 2022	0.075
January 11, 2022	February 4, 2022	February 14, 2022	0.120	(A)
January 11, 2022	February 18, 2022	February 28, 2022	0.075
January 11, 2022	March 23, 2022	March 31, 2022	0.075
		Year ended March 31, 2022:	$1.170
For the Year Ended March 31, 2021:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 14, 2020	April 24, 2020	April 30, 2020	$0.070
April 14, 2020	May 19, 2020	May 29, 2020	0.070
April 14, 2020	June 8, 2020	June 17, 2020	0.090	(A)
April 14, 2020	June 19, 2020	June 30, 2020	0.070
July 14, 2020	July 24, 2020	July 31, 2020	0.070
July 14, 2020	August 24, 2020	August 31, 2020	0.070
July 14, 2020	September 23, 2020	September 30, 2020	0.070
October 13, 2020	October 23, 2020	October 30, 2020	0.070
October 13, 2020	November 20, 2020	November 30, 2020	0.070
October 13, 2020	December 23, 2020	December 31, 2020	0.070
January 12, 2021	January 22, 2021	January 29, 2021	0.070
January 12, 2021	February 17, 2021	February 26, 2021	0.070
January 12, 2021	March 18, 2021	March 31, 2021	0.070
		Year ended March 31, 2021:	$0.930
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid for the years ended March 31, 2023, 2022 and 2021 were $47.0 million, $38.9 million, and $30.9 million, respectively.
For the fiscal years ended March 31, 2023, 2022, and 2021, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.4 million, $13.9 million, and $16.1 million, respectively, of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal years ended March 31, 2023, 2022, and 2021, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $10.6 million, $15.7 million, and $8.5 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the years ended March 31, 2023, 2022, and 2021 we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.
The components of our net assets on a tax basis were as follows:

	Year Ended March 31,
	2023	2022
Common stock	$34	$33
Capital in excess of par value	401,798	397,948
Cumulative unrealized appreciation of investments	31,129	43,760
Cumulative unrealized depreciation of other	29	—
Undistributed ordinary income	21,380	13,862
Undistributed capital gain	10,552	15,731
Other temporary differences	(25,180)	(25,504)
Net Assets	$439,742	$445,830
For the years ended March 31, 2023 and 2022, we recorded the following adjustments for estimated permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Tax Year Ended March 31,
	2023	2022
Underdistributed (overdistributed) net investment income	$1,301	$(333)
Accumulated net realized gain in excess of distributions	$263	$3,181
Capital in excess of par value	$(1,564)	$(2,848)
NOTE 10.    FEDERAL AND STATE INCOME TAXES
We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. Because we have distributed or intend to distribute 100% of our Investment Company Taxable Income and net long-term capital gains, no income tax provisions have been recorded for the years ended March 31, 2023, 2022, and 2021.
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. We incurred an excise tax of $1.3 million, $0.7 million, and $0.5 million for the calendar years ended December 31, 2022, 2021 and 2020, respectively, which are included in Other general and administrative expenses on the accompanying Consolidated Statement of Operations.

Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2023 and 2022.
NOTE 11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation, or regulatory matters will have a material adverse effect on our financial condition, results of operation, or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of March 31, 2023 and 2022, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.1 million and $0.2 million as of March 31, 2023 and 2022, respectively.
Financial Commitments and Obligations
We may have line of credit and delayed draw term debt commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term debt commitments have expiration dates, and we expect many will never be fully drawn, the total line of credit and delayed draw term debt commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of March 31, 2023 and 2022 to be insignificant.

We may also extend guaranties on behalf of our portfolio companies. As of March 31, 2023, there were no guaranties outstanding. As of March 31, 2022, the following guaranties were outstanding on behalf of two of our portfolio companies:
•A $1.0 million continuing guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between DLL Finance LLC (f/k/a Agricredit Acceptance, LLC) and CCE. The Floor Plan Facility provided CCE with financing to bridge the time and cash flow gap between the order and delivery of golf carts to customers. In conjunction with the term loan repayment by CCE in November 2022, the guaranty was released and terminated.
•A $9.3 million guaranty that we extended in February 2022, on behalf of J.R. Hobbs, whereby we had guaranteed 50% of their obligations with another lender, with a maximum amount of $9.3 million. In June 2022, the guaranty was released and terminated.
As of March 31, 2023 and 2022, we have not been required to make any payments on these guaranties, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of March 31, 2023 and 2022 to be not significant.

The following table summarizes the principal balances of unused line of credit and delayed draw term debt commitments and guaranties as of March 31, 2023 and 2022, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of March 31,
	2023	2022
Unused line of credit and delayed draw term debt commitments	$2,150	$4,250
Guaranties	—	10,250
Total	$2,150	$14,500

NOTE 12.    FINANCIAL HIGHLIGHTS

	As of and for the Year Ended March 31,
	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014
Per Common Share Data:
Net asset value at beginning of year (A)	$13.43	$11.52	$11.17	$12.40	$10.85	$9.95	$9.22	$9.18	8.34	9.10
Income from investment operations(B)
Net investment income	1.11	0.45	0.54	1.11	0.23	0.68	0.74	0.68	0.75	0.73
Net realized gain (loss) on investments and other	0.32	0.37	0.32	1.36	2.04	0.04	0.51	(0.15)	—	0.31
Taxes on deemed distributions of long-term capital gains	—	—	—	(0.31)	(0.41)	—	—	—	—	—
Net unrealized appreciation (depreciation) of investments and other	(0.36)	2.26	0.42	(2.38)	0.63	1.16	0.23	0.29	1.13	(1.09)
Total from investment operations	1.07	3.08	1.28	(0.22)	2.49	1.88	1.48	0.82	1.88	(0.05)
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.92)	(0.91)	(0.83)	(0.75)	(0.69)	(0.84)	(0.75)	(0.64)	(0.77)	(0.71)
Cash distributions to common stockholders from realized gains(C)	(0.49)	(0.26)	(0.10)	(0.28)	(0.24)	(0.05)	—	(0.11)	—	—
Discounts, commissions, and offering costs	(0.01)	—	—	—	—	(0.03)	—	(0.01)	(0.03)	—
Net accretive (dilutive) effect of equity offering(D)	0.01	—	—	0.01	—	(0.04)	—	(0.03)	(0.22)	—
Total from equity capital activity	(1.41)	(1.17)	(0.93)	(1.02)	(0.93)	(0.96)	(0.75)	(0.79)	(1.02)	(0.71)
Other, net(E)	—	—	—	0.01	(0.01)	(0.02)	—	0.01	(0.02)	—
Net asset value at end of year(A)	$13.09	$13.43	$11.52	$11.17	$12.40	10.85	9.95	9.22	9.18	8.34

Per common share market value at beginning of year	$16.13	$12.23	$7.85	$11.60	$10.10	9.07	$7.02	7.40	8.27	7.31
Per common share market value at end of year	$13.25	$16.13	$12.23	$7.85	$11.60	$10.10	$9.07	$7.02	$7.40	$8.27
Total investment return(F)	(8.90%)	42.40%	70.65%	(26.23%)	24.95%	21.82%	41.58%	4.82%	11.96%	24.26%
Common stock outstanding at end of year(A)	33,591,505	33,205,023	33,205,023	33,049,463	32,822,459	32,653,635	30,270,958	30,270,958	29,775,958	26,475,958

Consolidated Statement of Assets and Liabilities Data:
Net assets at end of year	$439,742	$445,830	$382,364	$369,031	$407,110	$354,200	$301,082	$279,022	$273,429	$220,837
Average net assets(G)	$446,899	$425,985	$365,568	$404,336	$391,786	$328,533	$294,030	$276,293	$229,350	$231,356

Senior Securities Data:
Total borrowings, at cost	$297,688	$267,584	$155,434	$54,296	$58,096	$112,096	$74,796	$100,096	$123,896	$66,250
Mandatorily redeemable preferred stock(H)	$—	$—	$94,371	$132,250	$132,250	$139,150	$139,150	$121,650	$81,400	$40,000

Ratios/Supplemental Data:
Ratio of net expenses to average net assets(I)	9.97%	13.51%	10.58%	6.32%	13.30%	11.08%	10.02%	10.94%	9.48%	7.33%
Ratio of net investment income to average net assets(J)	8.28%	3.52%	4.91%	8.99%	1.92%	6.68%	7.63%	7.50%	8.68%	8.35%
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
(D)During the year ended March 31, 2020, the accretive effect is the result of issuing common shares at a price above the then current NAV per share. During the year ended March 31, 2018, 2016, and 2015, the net dilutive effect is the result of issuing common shares at a price below the then current NAV per share.
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
(I)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets would have been 12.58%, 16.72%, 13.33%, 9.12%, 16.45%, 14.11%, 13.46%, 14.50%, 12.90%, and 10.20% for the fiscal years ended March 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014 respectively.
Had we included Virginia state taxes incurred on the deemed distributions of retained capital gains for the fiscal year ended March 31, 2020 and 2019, the ratio of net expenses to average net assets would have been 6.89% and 14.07%, respectively.
(J)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets would have been 5.66%,0.31%, 2.16%, 6.20%, (1.22%), 3.66%, 4.19%, 3.94%, 5.26%, and 5.48% for the fiscal years ended March 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014 respectively.

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
We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during at least one of the years ended March 31, 2023, 2022 and 2021.
NOTE 14.    SUBSEQUENT EVENTS
Distributions and Dividends
In April 2023, our Board of Directors declared the following monthly and supplemental cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 21, 2023	April 28, 2023	$0.08
May 23, 2023	May 31, 2023	0.08
June 5, 2023	June 15, 2023	0.12	(A)
June 21, 2023	June 30, 2023	0.08
	Total for the Quarter:	$0.36
(A)Represents a supplemental distribution to common stockholders.

Revolving Line of Credit

On April 10, 2023, we, through Business Investment, entered into Amendment No. 7 to the Credit Facility to update the reference rate from LIBOR to Term SOFR plus an 11 basis point credit spread adjustment.

Director Activity

Terry Lee Brubaker resigned from our Board of Directors, effective April 14, 2023. Mr. Brubaker's resignation was not a result of any disagreement with the Company on any matters relating to the Company's operations, policies, or practices.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Management’s Annual Report on Internal Control over Financial Reporting
Refer to Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.
c)Attestation Report of the Independent Registered Public Accounting Firm
Not Applicable.
d)Change in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
During the three months ended March 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance.”
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Executive Compensation” and “Director Compensation For Fiscal 2023.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2023 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

	Report of Independent Registered Public Accounting Firm	71
	Consolidated Statements of Assets and Liabilities as of March 31, 2023 and 2022	73
	Consolidated Statements of Operations for the years ended March 31, 2023, 2022, and 2021	74
	Consolidated Statements of Changes in Net Assets for the years ended March 31, 2023, 2022, and 2021	75
	Consolidated Statements of Cash Flows for the years ended March 31, 2023, 2022, and 2021	76
	Consolidated Schedules of Investments as of March 31, 2023 and 2022	83
	Notes to Consolidated Financial Statements	88

2.	The following financial statement schedule is filed herewith:

	Schedule 12-14 Investments in and Advances to Affiliates	126

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

10.20*
Amendment No. 7 to Fifth Amended and Restated Credit Agreement, dated as of April 10, 2023 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto.

21*	Subsidiaries of the Registrant.
23.1*	Consent of Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of March 31, 2023 and 2022, (ii) the Consolidated Statements of Operations for the years ended March 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Changes in Net Assets for the years ended March 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2023, 2022 and 2021, (v) the Consolidated Schedules of Investments as of March 31, 2023 and 2022 and (vi) the Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 10, 2023	By:	/s/ RACHAEL EASTON
Rachael Easton
Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 10, 2023	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 10, 2023	By:	/s/ RACHAEL EASTON
Rachael Easton
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 10, 2023	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 10, 2023	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 10, 2023	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 10, 2023	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

Date: May 10, 2023	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: May 10, 2023	By:	/s/ PAULA NOVARA
Paula Novara
Director

SCHEDULE 12-14
GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(O)	Amount of Investment Income(H)	Value as of March 31, 2022	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2023

AFFILIATE INVESTMENTS – 58.2%
Secured First Lien Debt – 35.8%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Term Debt (M)	$—	$—	$—	$26,618	$—	$(26,618)	$—	$—

Diversified/Conglomerate Manufacturing – 1.0%
Edge Adhesives Holdings, Inc. – Term Debt (L+5.5%, 10.4% Cash, Due 8/2024)(K)	9,210	—	354	9,072	—	—	(4,817)	4,255

Diversified/Conglomerate Services – 17.7%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 11/2025)	22,000	—	4,046	22,000	—	—	—	22,000
J.R. Hobbs Co. - Atlanta, LLC - Line of Credit, $0 available ( L + 6.0%, 10.9% Cash, Due 6/2025)(K)(L)	5,000	—	—	—	5,000	—	(2,256)	2,744
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (L+6.0%, 10.9% Cash, Due 6/2025) (K)	16,500	—	—	15,023	—	—	(5,969)	9,054
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+10.3%, 15.1% Cash, Due 6/2025) (K)	26,000	—	—	23,672	—	—	(9,404)	14,268
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+6.0%, 10.9% Cash, Due 6/2025) (K)	2,438	—	—	2,219	—	—	(881)	1,338
The Maids International, LLC – Term Debt (L+10.5%, 15.4% Cash, Due 3/2025)	28,560	—	3,911	28,560	—	—	—	28,560
		—	7,957	91,474	5,000	—	(18,510)	77,964

Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.2%
Old World Christmas, Inc. – Term Debt (L+9.5%, 14.4% Cash, Due 12/2025)	40,500	—	9,520	25,000	15,500	—	—	40,500

Mining, Steel, Iron and Non-Precious Metals Total – 4.1%
Utah Pacific Bridge & Steel, Ltd. (L+10.0%, 14.9% Cash, Due 7/2026)	18,250	—	2,406	18,250	—	—	—	18,250

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(O)	Amount of Investment Income(H)	Value as of March 31, 2022	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2023

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Line of Credit(N)	$—	$—	$—	$3,400	$—	$(2,412)	$(988)	$—
The Mountain Corporation – Line of Credit(N)	—	—	—	800	100	—	(900)	—
		—	—	4,200	100	(2,412)	(1,888)	—

Telecommunications – 3.8%
B+T Group Acquisition, Inc. – Line of Credit, $0 available (L+11.0%, 15.9% Cash, Due 12/2024)	2,800	—	402	2,800	—	—	—	2,800
B+T Group Acquisition, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 12/2024)	14,000	—	2,008	14,000	—	—	—	14,000
		—	2,410	16,800	—	—	—	16,800

Total Secured First Lien Debt		$—	$22,647	$191,414	$20,600	$(29,030)	$(25,215)	$157,769

Secured Second Lien Debt – 5.7%
Diversified/Conglomerate Services – 5.7%
PSI Molded Plastics, Inc. – Term Debt ( L +5.5%, 10.4% Cash, Due 1/2024)(M)	$26,618	$—	$2,295	$—	$26,618	$—	$(1,726)	$24,892

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Term Debt (N)	—	(10,000)	—	923	—	(10,000)	9,077	—
The Mountain Corporation – Delayed Draw Term Debt (N)	—	—	—	118	—	—	(118)	—
		(10,000)	—	1,041	—	(10,000)	8,959	—

Total Secured Second Lien Debt		$(10,000)	$2,295	$1,041	$26,618	$(10,000)	$7,233	$24,892

Preferred Equity – 13.2%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock	158,598	$—	$—	$—	$—	$—	$—	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. – Preferred Stock	8,199	—	—	—	—	—	—	—

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(O)	Amount of Investment Income(H)	Value as of March 31, 2022	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2023

Diversified/Conglomerate Services – 3.2%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock	67,490	$—	$—	$16,405	$—	$—	$(5,479)	$10,926
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock	10,920	—	—	—	—	—	—	—
The Maids International, LLC - Preferred Stock	6,640	—	—	2,679	—	—	521	3,200
		—	—	19,084	—	—	(4,958)	14,126

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.7%
Old World Christmas, Inc. – Preferred Stock	6,180	13,371	—	37,842	—	—	(3,852)	33,990

Mining, Steel, Iron and Non-Precious Metals - 1.8%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock	6,000	—	—	6,000	—	—	1,748	7,748

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock (N)	—	—	—	—	—	—	—	—

Telecommunications – 0.5%
B+T Group Acquisition, Inc. – Preferred Stock	14,304	—	—	14,746	—	—	(12,559)	2,187

Total Preferred Equity		$13,371	$—	$77,672	$—	$—	$(19,621)	$58,051

Common Equity/Equivalents – 3.5%
Diversified/Conglomerate Services - 3.5%
Nth Degree Investment Group, LLC – Common Stock	14,360,000	$—	$—	$511	$—	$—	$14,732	$15,243

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock (N)	—	—	—	—	—	—	—	—

Telecommunications - 0.0%
B+T Group Acquisition, Inc. - Common Stock Warrants	3.5%	—	—	921	—	—	(921)	—

Total Common Equity/Equivalents		$—	$—	$1,432	$—	$—	$13,811	$15,243

TOTAL AFFILIATE INVESTMENTS		$3,371	$24,942	$271,559	$47,218	$(39,030)	$(23,792)	$255,955

CONTROL INVESTMENTS – 0.2%

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(O)	Amount of Investment Income(H)	Value as of March 31, 2022	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2023

Secured First Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Line of Credit, $150 available, (L +5.0%, 9.9% Cash, Due 5/2023)(K)(N)	$4,550	$—	$—	$—	$2,661	$—	$(2,661)	$—
Total Secured Second Lien Debt		$—	$—	$—	$2,661	$—	$(2,661)	$—

Secured Second Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Term Debt (L +4.0%, 8.9% Cash, Due 4/2024)(K)(N)	$3,200	$—	$—	$—	$—	$—	$—	$—
Total Secured Second Lien Debt		$—	$—	$—	$—	$—	$—	$—

Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock (N)	6,899	$—	$—	$—	$—	$—	$—	$—
Total Preferred Equity		$—	$—	$—	$—	$—	$—	$—

Common Equity/Equivalents – 0.2%
Leisure, Amusement, Motion Pictures, and Entertainment – 0.2%
Gladstone SOG Investments, Inc. - Common Stock(P)	100	$(277)	$—	$713	$—	$—	$—	$713

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation - Common Stock (N)	751	—	—	—	—	—	—	—

Total Common Equity/Equivalents		$(277)	$—	$713	$—	$—	$—	$713

TOTAL CONTROL INVESTMENTS		$(277)	$—	$713	$2,661	$—	$(2,661)	$713

TOTAL AFFILIATE AND CONTROL INVESTMENTS		$3,094	$24,942	$272,272	$49,879	$(39,030)	$(26,453)	$256,668
(A)Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, together with certain non-control and non-affiliate investments, totaling $639.5 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2023, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)
(B)Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted.
(C)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”), which was 4.9% as of March 31, 2023. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2023.
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
(G)Represents the principal balance, presented in thousands, for debt investments and the number of shares/units held for equity investments as of March 31, 2023. Warrants are represented as a percentage of ownership, as applicable, as of March 31, 2023.
(H)Represents the total amount of interest, dividend, success fee, or other investment income credited to income for the portion of the year ending March 31, 2023 an investment was an affiliate investment or control investment and on accrual status, as appropriate.
(I)Gross additions include increases in investments resulting from new portfolio investments, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities during the year ended March 31, 2023.
(J)Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs, and the exchange of one or more existing securities for one or more new securities during the year ended March 31, 2023.
(K)Debt security is on non-accrual status as of March 31, 2023.
(L)New investment during the year ended March 31, 2023.
(M)PSI Molded Plastics, Inc.'s term debt was transferred from first lien to second liend debt during the year ended March 31, 2023.
(N)During the year ended March 31, 2023, we restructured our investments in The Mountain Corporation, which resulted in the remaining investments being converted from affiliate investments to control investments.
(O)Net realized gain (loss) excludes amounts related to portfolio companies no longer in the portfolio for the periods presented.
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