Form 10-Q
period 2023-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2023-08-02
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	GAIN	The Nasdaq Stock Market LLC
5.00% Notes due 2026	GAINN	The Nasdaq Stock Market LLC
4.875% Notes due 2028	GAINZ	The Nasdaq Stock Market LLC
8.00% Notes due 2028	GAINL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 1, 2023 was 33,895,675.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2023	March 31, 2023
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $444,780 and $429,305, respectively)	$515,778	$496,875
Affiliate investments (Cost of $308,555 and $276,055, respectively)	284,300	255,955
Control investments (Cost of $14,650 and $15,270, respectively)	—	713
Cash and cash equivalents	37,099	2,683
Restricted cash and cash equivalents	653	565
Interest receivable	3,826	3,038
Due from administrative agent	2,736	3,899
Deferred financing costs, net	372	431
Other assets, net	2,359	1,485
TOTAL ASSETS	$847,123	$765,644

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $46,200 and $35,200, respectively)	$46,160	$35,171
Notes payable, net	329,999	257,436
Total borrowings	376,159	292,607
Accounts payable and accrued expenses	1,650	786
Interest payable	2,923	2,309
Fees due to Adviser(A)	28,418	28,919
Fee due to Administrator(A)	885	716
Other liabilities	653	565
TOTAL LIABILITIES	$410,688	$325,902
Commitments and contingencies(B)
NET ASSETS	$436,435	$439,742

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 33,591,505 and 33,591,505 shares issued and outstanding, respectively	$34	$34
Capital in excess of par value	402,405	401,798
Cumulative net unrealized appreciation of investments	32,093	32,913
Cumulative net unrealized depreciation of other	40	29
Overdistributed net investment income	(3,880)	(5,527)
Accumulated net realized gain in excess of distributions	5,743	10,495
Total distributable earnings	33,996	37,910
TOTAL NET ASSETS	$436,435	$439,742

NET ASSET VALUE PER SHARE	$12.99	$13.09
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,
	2023	2022
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$12,490	$8,728
Affiliate investments	5,616	4,010
Cash and cash equivalents	287	3
Total interest income	18,393	12,741
Dividend income
Non-Control/Non-Affiliate investments	—	4
Affiliate investments	1,907	1,552
Total dividend income	1,907	1,556
Success fee income
Non-Control/Non-Affiliate investments	—	5,000
Total success fee income	—	5,000
Total investment income	$20,300	$19,297

EXPENSES
Base management fee(A)	$3,931	$3,563
Loan servicing fee(A)	2,172	1,758
Incentive fee(A)	2,194	3,009
Administration fee(A)	522	380
Interest expense on borrowings	4,974	3,784
Amortization of deferred financing costs and discounts	545	448
Professional fees	284	295
Other general and administrative expenses	685	1,197
Expenses before credits from Adviser	15,307	14,434
Credits to base management fee – loan servicing fee(A)	(2,172)	(1,758)
Credits to fees from Adviser - other(A)	(1,275)	(750)
Total expenses, net of credits to fees	11,860	11,926
NET INVESTMENT INCOME	$8,440	$7,371

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$—	$4,729
Affiliate investments	273	—
Control investments	882	(277)
Total net realized gain	1,155	4,452
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	3,428	14,989
Affiliate investments	(4,155)	(14,777)
Control investments	(93)	—
Other	11	—
Total net unrealized (depreciation) appreciation	(809)	212
Net realized and unrealized gain	346	4,664

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,786	$12,035

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.25	$0.22
Net increase in net assets resulting from operations	$0.26	$0.36

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,591,505	33,205,023
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2023	2022
NET ASSETS, MARCH 31	$439,742	$445,830
OPERATIONS
Net investment income	8,440	7,371
Net realized gain on investments	1,155	4,452
Net unrealized (depreciation) appreciation of investments	(820)	212
Net unrealized depreciation of other	11	—
Net increase in net assets from operations	8,786	12,035
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.21 and $0.10 per share, respectively)	(7,069)	(3,188)
Distributions to common stockholders from net realized gains ($0.15 and $0.25 per share, respectively)	(5,024)	(8,268)
Net decrease in net assets from distributions	(12,093)	(11,456)
CAPITAL ACTIVITY
Issuance of common stock	—	—
Discounts, commissions, and offering costs for issuance of common stock	—	—
Net increase in net assets from capital activity	—	—
NET (DECREASE) INCREASE IN NET ASSETS	(3,307)	579
NET ASSETS, JUNE 30	$436,435	$446,409
(A)Refer to Note 8 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$8,786	$12,035
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(47,975)	(27,800)
Principal repayments of investments	—	48,000
Net proceeds from the sale and recapitalization of investments	1,775	9,352
Net realized gain on investments	(1,155)	(4,452)
Net unrealized depreciation (appreciation) of investments	820	(212)
Net unrealized depreciation of other	(11)	—
Amortization of premiums, discounts, and acquisition costs, net	—	(5)
Amortization of deferred financing costs and discounts	534	448
Bad debt (recoveries) expense, net	(70)	71
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(788)	886
Decrease in due from administrative agent	1,163	1,694
Increase in other assets, net	(684)	(239)
Increase in accounts payable and accrued expenses	864	708
Increase (decrease) in interest payable	614	(1)
(Decrease) increase in fees due to Adviser(A)	(577)	637
Increase in fee due to Administrator(A)	169	68
Increase in other liabilities	88	122
Net cash (used in) provided by operating activities	(36,447)	41,312

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	31,800	—
Repayments on line of credit	(20,800)	—
Proceeds from issuance of notes payable	74,750	—
Deferred financing and offering costs	(2,706)	(75)
Distributions paid to common stockholders	(12,093)	(11,456)
Net cash provided by (used in) financing activities	70,951	(11,531)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	34,504	29,781

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	3,248	14,495

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$37,752	$44,276

CASH PAID FOR INTEREST	$4,015	$3,330
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 118.2%
Secured First Lien Debt – 67.1%
Buildings and Real Estate – 8.8%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 16.1% Cash, Due 7/2027)(J)	$38,250	$38,250	$38,250

Diversified/Conglomerate Manufacturing – 1.4%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (SOFR+7.0%, 12.1% Cash (0.3% Unused Fee), Due 3/2024)(J)	2,750	2,750	2,750
Phoenix Door Systems, Inc. – Term Debt (SOFR+11.0%, 16.1% Cash, Due 9/2024)(J)	3,200	3,200	3,200
		5,950	5,950
Diversified/Conglomerate Services – 25.3%
Counsel Press, Inc. – Term Debt (SOFR+11.8%, 16.9% Cash, Due 3/2024)(J)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (SOFR+13.0%, 18.1% Cash, Due 3/2024)(J)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (SOFR+7.5%, 12.6% Cash, Due 6/2026)(J)	57,700	57,700	57,700
Mason West, LLC – Term Debt (SOFR+10.0%, 15.1% Cash, Due 7/2025)(J)	25,250	25,250	25,250
		110,450	110,450
Healthcare, Education, and Childcare – 4.6%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 15.6% Cash, Due 11/2023)(J)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.2%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 15.1% Cash, Due 1/2026)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 15.1% Cash, Due 1/2026)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 15.1% Cash, Due 11/2025)(J)	12,200	12,200	11,069
		36,750	35,619
Hotels, Motels, Inns, and Gaming – 9.7%
Nocturne Luxury Villas, Inc. – Line of Credit, $2,000 available (SOFR+8.0%, 13.1% Cash, Due 6/2024)(J)	—	—	—
Nocturne Luxury Villas, Inc. – Term Debt (SOFR+10.5%, 14.5% Cash, Due 6/2026)(J)(P)	42,450	42,450	42,450
		42,450	42,450
Leisure, Amusement, Motion Pictures, and Entertainment – 6.4%
Schylling, Inc. – Term Debt (SOFR+11.0%, 16.1% Cash, Due 5/2025)(J)	27,981	27,981	27,981

Printing and Publishing Total – 2.7%
Home Concepts Acquisition, Inc. – Line of Credit, $2,000 available (SOFR+6.0%, 11.1% Cash, Due 11/2024)(J)	—	—	—
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 14.1% Cash, Due 5/2028)(J)	12,000	12,000	12,000
		12,000	12,000

Total Secured First Lien Debt		$293,831	$292,700

Secured Second Lien Debt – 12.5%
Aerospace and Defense – 5.9%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 9.2% Cash, Due 10/2026)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 12.1% Cash, Due 10/2026)(J)	18,796	18,796	18,796
		25,696	25,696
Cargo Transport – 3.0%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 14.1% Cash, Due 5/2024)(J)	13,000	13,000	13,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.6%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.1% Cash, Due 11/2024)(J)	3,128	3,128	3,128
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.1% Cash, Due 11/2024)(J)	12,516	12,516	12,516
		15,644	15,644

Total Secured Second Lien Debt		$54,340	$54,340

Preferred Equity – 38.3%
Buildings and Real Estate – 4.9%
Dema/Mai Holdings, Inc. - Preferred Equity(C)(J)	21,000	$21,000	$21,572

Diversified/Conglomerate Services – 11.3%
Counsel Press, Inc. – Preferred Stock(C)(J)	6,995	6,995	28,894
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	6,429
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	13,885
		18,201	49,208
Healthcare, Education, and Childcare – 4.2%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	18,465

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.4%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	36,567
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	—
		16,236	36,567
Hotels, Motels, Inns, and Gaming – 4.3%
Nocturne Luxury Villas, Inc. – Preferred Stock(C)(J)	6,600	6,600	18,735

Leisure, Amusement, Motion Pictures, and Entertainment – 2.7%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	11,967

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.7%
SFEG Holdings, Inc. – Preferred Stock(C)(J)	29,577	4,643	7,431

Printing and Publishing Total - 0.8%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	3,275

Total Preferred Equity		$82,515	$167,220

Common Equity/Equivalents – 0.3%
Aerospace and Defense – 0.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$—

Cargo Transport – 0.3%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	500	1,487

Diversified/Conglomerate Manufacturing– 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)- 0.0%
SFEG Holdings, Inc. – Common Stock(C)(J)	221,500	222	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(K) – Common Units(C)(O)	4,239	21	31

Total Common Equity/Equivalents		$14,094	$1,518

Total Non-Control/Non-Affiliate Investments		$444,780	$515,778

AFFILIATE INVESTMENTS(M) – 65.1%
Secured First Lien Debt – 36.5%
Diversified/Conglomerate Manufacturing – 0.9%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 10.6% Cash, Due 8/2024)(G)(J)	$9,210	$9,210	$4,127

Diversified/Conglomerate Services – 17.7%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 16.1% Cash, Due 11/2025)(J)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (SOFR+6.0%, 11.1% Cash, Due 6/2025)(G)(J)	5,000	5,000	2,681
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (SOFR+6.0%, 11.1% Cash, Due 6/2025)(G)(J)	16,500	16,500	8,848
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 15.4% Cash, Due 6/2025)(G)(J)	26,000	26,000	13,942
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 11.1% Cash, Due 6/2025)(G)(J)	2,438	2,438	1,307
The Maids International, LLC – Term Debt (SOFR+10.5%, 15.6% Cash, Due 3/2025)(J)	28,560	28,560	28,560
		100,498	77,338
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.9%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 14.6% Cash, Due 12/2025)(J)	43,000	43,000	43,000

Mining, Steel, Iron and Non-Precious Metals Total – 4.2%
Utah Pacific Bridge & Steel, Ltd. – Term Debt (SOFR+10.0%, 15.1% Cash, Due 7/2026)(J)	18,250	18,250	18,250

Telecommunications – 3.8%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+11.0%, 16.1% Cash, Due 12/2024)(J)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+11.0%, 16.1% Cash, Due 12/2024)(J)	14,000	14,000	14,000
		16,800	16,800

Total Secured First Lien Debt		$187,758	$159,515

Secured Second Lien Debt – 11.5%
Chemicals, Plastics, and Rubber – 5.8%
PSI Molded Plastics, Inc. – Term Debt (SOFR+5.5%, 10.6% Cash, Due 1/2024)(J)	$26,618	$26,618	$25,454

Diversified/Conglomerate Services Total – 5.7%
Nth Degree, Inc. – Term Debt (SOFR+8.5%, 13.6% Cash, Due 6/2029)(J)	25,000	$25,000	$25,000

Total Secured Second Lien Debt		$51,618	$50,454

Preferred Equity – 10.8%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	158,598	$19,730	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	8,199	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Diversified/Conglomerate Services – 1.7%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	2,042
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	5,148
		24,309	7,190
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.3%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	31,821

Mining, Steel, Iron and Non-Precious Metals – 1.8%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock(C)(J)	6,000	6,000	8,027
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$62,960	$47,038

Common Equity/Equivalents – 6.3%
Diversified/Conglomerate Services – 6.3%
Nth Degree Investment Group, LLC – Common Stock(C)(J)	17,216,976	$6,219	$27,293

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$6,219	$27,293

Total Affiliate Investments		$308,555	$284,300

CONTROL INVESTMENTS(N) – 0.0%:
Secured First Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Line of Credit, $0 available (SOFR+5.0%, 10.1% Cash, Due 5/2023)(G)(J)	$4,550	$4,550	$—

Total Secured First Lien Debt		$4,550	$—

Secured Second Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Term Debt (SOFR+4.0%, 9.1% Cash, Due 4/2024)(G)(J)	$3,200	$3,200	$—

Total Secured Second Lien Debt		$3,200	$—

Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock(C)(J)	6,899	$6,899	$—

Total Preferred Equity		$6,899	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Common Equity/Equivalents – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(J)	751	1	—

Total Common Equity/Equivalents		$1	$—

Total Control Investments		$14,650	$—

TOTAL INVESTMENTS – 183.3%		$767,985	$800,078

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $701.1 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2023, our investment in Funko Acquisition Holdings, LLC ("Funko") was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30 day Secured Overnight Financing Rate ("SOFR"), which was 5.1% as of June 30, 2023. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2023.
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
(I)Reserved.
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
(P)Debt security is subject to an interest rate ceiling.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 113.0%
Secured First Lien Debt – 63.6%
Buildings and Real Estate – 8.7%
Dema/Mai Holdings, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 7/2027)(J)	$38,250	$38,250	$38,250

Diversified/Conglomerate Manufacturing – 1.2%
Phoenix Door Systems, Inc – Line of Credit, $0 available (L+7.0%, 11.9% Cash (0.3% Unused Fee), Due 3/2024)(I)	2,550	2,550	2,391
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 9/2024)(I)	3,200	3,200	3,000
		5,750	5,391
Diversified/Conglomerate Services – 25.1%
Counsel Press, Inc. – Term Debt (L+11.8%, 16.6% Cash, Due 3/2024)(J)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (L+13.0%, 17.9% Cash, Due 3/2024)(J)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (L+7.5%, 12.4% Cash, Due 6/2026)(J)	57,700	57,700	57,700
Mason West, LLC – Term Debt (L+10.0%, 14.9% Cash, Due 7/2025)(J)	25,250	25,250	25,250
		110,450	110,450
Healthcare, Education, and Childcare – 4.5%
Educators Resource, Inc. – Term Debt (L+10.5%, 15.4% Cash, Due 11/2023)(J)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.0%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 14.9% Cash, Due 1/2026) (J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 14.9% Cash, Due 1/2026) (J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 14.9% Cash, Due 11/2025)(J)	12,200	12,200	10,676
		36,750	35,226
Hotels, Motels, Inns, and Gaming – 9.7%
Nocturne Luxury Villas, Inc. – Line of Credit, $2,000 available (L+8.0%, 12.9% Cash, Due 6/2024)(J)	—	—	—
Nocturne Luxury Villas, Inc. – Term Debt (L+10.5%, 15.4% Cash, Due 6/2026)(J)	42,450	42,450	42,450
		42,450	42,450
Leisure, Amusement, Motion Pictures, and Entertainment – 6.4%
Schylling, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 5/2025)(J)	27,981	27,981	27,981

Total Secured First Lien Debt		$281,631	$279,748

Secured Second Lien Debt – 11.6%
Aerospace and Defense – 5.0%
Galaxy Technologies Holdings, Inc. – Term Debt (L+4.1%, 9.0% Cash, Due 10/2026)(J)	$6,900	$6,900	$5,965
Galaxy Technologies Holdings, Inc. – Term Debt (L+7.0%, 11.9% Cash, Due 10/2026)(J)	18,796	18,796	16,250
		25,696	22,215
Cargo Transport – 3.0%
Diligent Delivery Systems – Term Debt (L+9.0%, 13.9% Cash, Due 5/2024)(I)	13,000	13,000	12,983

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.6%
SFEG Holdings, Inc. – Term Debt (L+7.0%, 11.9% Cash, Due 11/2024)(J)	3,128	3,128	3,128
SFEG Holdings, Inc. – Term Debt (L+7.0%, 11.9% Cash, Due 11/2024)(J)	12,516	12,516	12,516
		15,644	15,644

Total Secured Second Lien Debt		$54,340	$50,842

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Preferred Equity – 37.4%
Building and Real Estate – 5.1%
Dema/Mai Holdings, Inc. – Preferred Equity(C)(J)	21,000	$21,000	$22,321

Diversified/Conglomerate Services – 11.6%
Counsel Press, Inc. – Preferred Stock(C)(J)	6,995	6,995	27,885
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	12,345
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	10,940
		18,201	51,170
Healthcare, Education, and Childcare – 4.0%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	17,445

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.7%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	33,969
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	—
		16,236	33,969
Hotels, Motels, Inns, and Gaming Total – 3.7%
Nocturne Luxury Villas, Inc. – Preferred Stock (C)(J)	6,600	6,600	16,263

Leisure, Amusement, Motion Pictures, and Entertainment – 4.3%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	18,922

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.0%
SFEG Holdings, Inc. – Preferred Stock(C)(J)	29,577	4,643	4,444

Total Preferred Equity		$79,240	$164,534

Common Equity/Equivalents – 0.4%
Aerospace and Defense – 0.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$—

Cargo Transport – 0.4%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	500	1,724

Diversified/Conglomerate Manufacturing– 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SFEG Holdings, Inc. – Common Stock(C)(J)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(K) – Common Units(C)(O)	4,239	21	27

Total Common Equity/Equivalents		$14,094	$1,751

Total Non-Control/Non-Affiliate Investments		$429,305	$496,875

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
AFFILIATE INVESTMENTS(M) – 58.2%
Secured First Lien Debt – 35.8%
Diversified/Conglomerate Manufacturing – 1.0%
Edge Adhesives Holdings, Inc.(K) – Term Debt (L+5.5%, 10.4% Cash, Due 8/2024)(G)(J)	$9,210	$9,210	$4,255

Diversified/Conglomerate Services – 17.7%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 11/2025)(J)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC - Line of Credit, $0 available (L+6.0%, 10.9% Cash, Due 6/2025)(G)(J)	5,000	5,000	2,744
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (L+6.0%, 10.9% Cash, Due 6/2025) (G)(J)	16,500	16,500	9,054
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+10.3%, 15.1% Cash, Due 6/2025) (G)(J)	26,000	26,000	14,268
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+6.0%, 10.9% Cash, Due 6/2025) (G)(J)	2,438	2,438	1,338
The Maids International, LLC – Term Debt (L+10.5%, 15.4% Cash, Due 3/2025)(J)	28,560	28,560	28,560
		100,498	77,964
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.2%
Old World Christmas, Inc. – Term Debt (L+9.5%, 14.4% Cash, Due 12/2025)(J)	40,500	40,500	40,500

Mining, Steel, Iron and Non-Precious Metals Total – 4.1%
Utah Pacific Bridge & Steel, Ltd. - Term Debt (L+10.0%, 14.9% Cash, Due 7/2026)(J)	18,250	18,250	18,250

Telecommunications – 3.8%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (L+11.0%, 15.9% Cash, Due 12/2024)(J)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(K) – Term Debt (L+11.0%, 15.9% Cash, Due 12/2024)(J)	14,000	14,000	14,000
		16,800	16,800

Total Secured First Lien Debt		$185,258	$157,769

Secured Second Lien Debt – 5.7%
Chemicals, Plastics, and Rubber – 5.7%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 10.4% Cash, Due 1/2024)(J)	$26,618	$26,618	$24,892

Total Secured Second Lien Debt		$26,618	$24,892

Preferred Equity – 13.2%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	158,598	$19,730	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	8,199	—

Diversified/Conglomerate Services – 3.2%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	10,926
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	3,200
		24,309	14,126

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.7%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	33,990

Mining, Steel, Iron and Non-Precious Metals – 1.8%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock(C)(J)	6,000	6,000	7,748

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Telecommunications – 0.5%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	2,187

Total Preferred Equity		$62,960	$58,051

Common Equity/Equivalents – 3.5%
Diversified/Conglomerate Services – 3.5%
Nth Degree Investment Group, LLC – Common Stock(C)(J)	14,360,000	$1,219	$15,243

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$1,219	$15,243

Total Affiliate Investments		$276,055	$255,955

CONTROL INVESTMENTS(N) – 0.2%:
Secured First Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Line of Credit, $150 available (L+5.0%, 9.9% Cash, Due 5/2023)(G)(J)	$4,550	$4,550	$—

Total Secured First Lien Debt		$4,550	$—

Secured Second Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Term Debt (L+4.0%, 8.9% Cash, Due 4/2024)(G)(J)	$3,200	$3,200	$—

Total Secured Second Lien Debt		$3,200	$—

Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock(C)(J)	6,899	$6,899	$—

Total Preferred Equity		$6,899	$—

Common Equity/Equivalents – 0.2%
Leisure, Amusement, Motion Pictures, and Entertainment – 0.2%
Gladstone SOG Investments, Inc. - Common Stock(C)(J)	100	$620	$713

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(J)	751	1	—

Total Common Equity/Equivalents		$621	$713

Total Control Investments		$15,270	$713

TOTAL INVESTMENTS – 171.4%(P)		$720,630	$753,543
(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $639.5 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2023, our investment in Funko was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
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
JUNE 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of June 30, 2023, our investment portfolio was comprised of 77.5% in debt investments and 22.5% in equity investments, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2024 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC on May 10, 2023.
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
Board Responsibility
Our board of directors (the “Board of Directors”) has approved investment valuation policies and procedures pursuant to Rule 2a-5 (the “Policy”) and, in July 2022, designated the Adviser to serve as the Board of Directors’ valuation designee ("Valuation Designee") under the 1940 Act.
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
ICE Data Pricing and Reference Data, LLC (“ICE”), a valuation specialist, generally provides estimates of fair value on our debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and the Valuation Committee reviews whether the Valuation Designee’s determined fair value is reasonable in light of the Policy and other relevant facts and circumstances.
We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value (“TEV”) of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review the valuation of each of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our TEV, including review of all inputs provided by the independent valuation firm. The Valuation Team then presents a determination to our Valuation Committee as to the fair value. Our Valuation Committee reviews the determined fair value and whether it is reasonable in light of the Policy and other relevant facts and circumstances.
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2023, our loans to Edge Adhesives Holdings, Inc. ("Edge"), J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) and The Mountain Corporation (“The Mountain”) were on non-accrual status, with an aggregate debt cost basis of $66.9 million, or 11.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $30.9 million, or 5.5% of the fair value of all debt investments in our portfolio. As of March 31, 2023, our loans to Edge, J.R. Hobbs, and The Mountain were on non-accrual status, with an aggregate debt cost basis of $66.9 million, or 12.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $31.7 million, or 6.2% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of June 30, 2023 and March 31, 2023, we did not have any loans with a PIK interest component.
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
As of June 30, 2023 and March 31, 2023, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023 and March 31, 2023, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of June 30, 2023:
Secured first lien debt	$452,215	$—	$—		$452,215
Secured second lien debt	104,794	—	—		104,794
Preferred equity	214,258	—	—		214,258
Common equity/equivalents	28,811	—	31	(A)	28,780
Total Investments as of June 30, 2023	$800,078	$—	$31		$800,047

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2023:
Secured first lien debt	$437,517	$—	$—		$437,517
Secured second lien debt	75,734	—	—		75,734
Preferred equity	222,585	—	—		222,585
Common equity/equivalents	17,707	—	27	(A)	17,680
Total Investments as of March 31, 2023	$753,543	$—	$27		$753,516
(A)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of June 30, 2023 and March 31, 2023, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	June 30, 2023	March 31, 2023
Non-Control/Non-Affiliate Investments
Secured first lien debt	$292,700	$279,748
Secured second lien debt	54,340	50,842
Preferred equity	167,220	164,534
Common equity/equivalents(A)	1,487	1,724
Total Non-Control/Non-Affiliate Investments	515,747	496,848

Affiliate Investments
Secured first lien debt	159,515	157,769
Secured second lien debt	50,454	24,892
Preferred equity	47,038	58,051
Common equity/equivalents	27,293	15,243
Total Affiliate Investments	284,300	255,955

Control Investments
Secured first lien debt	—	—
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	—	713
Total Control Investments	—	713

Total investments at fair value using Level 3 inputs	$800,047	$753,516
(A)Excludes our investment in Funko with a fair value of $31 thousand and $27 thousand as of June 30, 2023 and March 31, 2023, respectively, which was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of June 30, 2023 and March 31, 2023. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	June 30, 2023	March 31, 2023			June 30, 2023	March 31, 2023
Secured first lien debt	$452,215	$432,126	TEV	EBITDA multiple	4.8x – 7.8x / 6.5x	4.4x – 7.7x / 6.4x
				EBITDA	$1,319–$19,886 / $9,876	$4,251 - $19,083/$10,764
				Revenue multiple	0.3x – 0.6x / 0.3x	0.3x – 0.6x / 0.3x
				Revenue	$15,375 – $103,488 / $89,768	$15,483 – $109,615/$94,957
	—	5,391	Yield Analysis	Discount Rate	N/A	19.4% – 19.9% / 19.7%
Secured second lien debt	104,794	62,750	TEV	EBITDA multiple	5.3x – 9.0x / 6.3x	5.4x – 6.6x / 6.2x
				EBITDA	$6,411 – $37,766 / $14,617	$4,112 – $6,379 / $5,501
	—	12,984	Yield Analysis	Discount Rate	N/A	14.0% – 14.0% / 14.0%
Preferred equity	214,258	222,585	TEV	EBITDA multiple	5.1x – 7.8x / 6.1x	4.4x – 7.7x / 5.9x
				EBITDA	$2,940 – $19,886 / $9,148	$4,251 – $19,083 / $9,486
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$15,375 – $103,488 / $65,701	$15,483 – $109,615 / $69,247
Common equity/ equivalents(A)	28,780	17,680	TEV	EBITDA multiple	4.8x – 9.0x / 5.7x	4.7x – 7.2x / 6.4x
				EBITDA	$1,319 – $37,766 / $15,785	$1,105 – $30,833 / $6,273
Total	$800,047	$753,516
(A)Fair value as of both June 30, 2023 and March 31, 2023 excludes our investment in Funko with a fair value of $31 thousand and $27 thousand, respectively, which was valued using Level 2 inputs.
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months ended June 30, 2023 and 2022 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended June 30, 2023:
Fair value as of March 31, 2023	$437,517	$75,734	$222,585	$17,680	$753,516
Total gain (loss):
Net realized gain (loss)(A)	—	—	273	882	1,155
Net unrealized appreciation (depreciation)(B)	(2)	4,060	(11,602)	6,813	(731)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	(93)	(93)
New investments, repayments and settlements(C):
Issuances / originations	14,700	25,000	3,275	5,000	47,975
Settlements / repayments	—	—	—	—	—
Sales(D)	—	—	(273)	(1,502)	(1,775)
Transfers	—	—	—	—	—
Fair value as of June 30, 2023	$452,215	$104,794	$214,258	$28,780	$800,047

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended June 30, 2022:
Fair value as of March 31, 2022	$425,087	$67,958	$217,599	$3,678	$714,322
Total gain (loss):
Net realized gain (loss)(A)	—	—	4,728	—	4,728
Net unrealized appreciation (depreciation)(B)	(7,135)	(27)	17,216	2,394	12,448
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(12,250)	—	(12,250)
New investments, repayments and settlements(C):
Issuances / originations	6,800	5	21,000	—	27,805
Settlements / repayments	(48,000)	—	—	—	(48,000)
Sales	—	—	(9,628)	—	(9,628)
Transfers	—	—	—	—	—
Fair value as of June 30, 2022	$376,752	$67,936	$238,665	$6,072	$689,425
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2023 and 2022.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2023 and 2022.
(C)Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)The three months ended June 30, 2023 includes $0.3 million of proceeds from the recapitalization of Old World Christmas, Inc. ("Old World").

Investment Activity
During the three months ended June 30, 2023, the following significant transactions occurred:
•In May 2023, we invested $15.3 million in a new portfolio company, Home Concepts Acquisition, Inc. ("Home Concepts"), in the form of $12.0 million of secured first lien debt and $3.3 million of preferred equity. Home Concepts, headquartered in Santa Barbara, California, is a leading home improvement advertising publication focusing on connecting homeowners to high-quality residential repair and remodeling businesses.
•In June 2023, we recapitalized our investment in Old World and invested an additional $2.5 million in the form of secured first lien debt. In connection with this investment, we received proceeds of $2.2 million, of which $1.9 million was recognized as dividend income and $0.3 million was recognized as a realized gain.
•In June 2023, we invested an additional $30.0 million in the form of $25.0 million of secured second lien debt and $5.0 million of common equity in Nth Degree Investment Group, LLC to fund an add-on acquisition.
•In June 2023, we received a $1.5 million escrow settlement in connection with our December 2021 exit of SOG Specialty Knives & Tools, LLC, of which $0.6 million was recognized as a return of cost basis and $0.9 million as a realized gain. As a result of the escrow release, there are no remaining assets held by Gladstone SOG Investments, Inc.
Investment Concentrations
As of June 30, 2023, our investment portfolio consisted of investments in 25 portfolio companies located in 19 states across 15 different industries with an aggregate fair value of $800.1 million. Our investments in Old World, Horizon Facilities Services, Inc., Nocturne Luxury Villas, Inc. ("Nocturne"), Brunswick Bowling Products, Inc. and Dema/Mai Holdings, Inc. represented our five largest portfolio investments at fair value and collectively comprised $321.1 million, or 40.1%, of our total investment portfolio at fair value as of June 30, 2023.
The following table summarizes our investments by security type as of June 30, 2023 and March 31, 2023:

	June 30, 2023				March 31, 2023
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$486,139	63.3%	$452,215	56.5%	$471,439	65.4%	$437,517	58.1%
Secured second lien debt	109,158	14.2%	104,794	13.1%	84,158	11.7%	75,734	10.1%
Total debt	595,297	77.5%	557,009	69.6%	555,597	77.1%	513,251	68.2%

Preferred equity	152,374	19.8%	214,258	26.8%	149,099	20.7%	222,585	29.5%
Common equity/equivalents	20,314	2.7%	28,811	3.6%	15,934	2.2%	17,707	2.3%
Total equity/equivalents	172,688	22.5%	243,069	30.4%	165,033	22.9%	240,292	31.8%
Total investments	$767,985	100.0%	$800,078	100.0%	$720,630	100.0%	$753,543	100.0%

Investments at fair value consisted of the following industry classifications as of June 30, 2023 and March 31, 2023:

	June 30, 2023		March 31, 2023
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$296,479	37.1%	$268,954	35.7%
Home and Office Furnishings, Housewares, and Durable Consumer Products	147,007	18.4%	143,685	19.1%
Hotels, Motels, Inns, and Gaming	61,185	7.6%	58,713	7.8%
Buildings and Real Estate	59,822	7.5%	60,571	8.0%
Leisure, Amusement, Motion Pictures, and Entertainment	39,948	5.0%	47,616	6.3%
Healthcare, Education, and Childcare	38,465	4.8%	37,445	5.0%
Mining, Steel, Iron and Non-Precious Metals	26,277	3.3%	25,998	3.5%
Aerospace and Defense	25,696	3.2%	22,215	2.8%
Chemicals, Plastics, and Rubber	25,454	3.1%	24,891	3.3%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	23,075	2.9%	20,088	2.7%
Telecommunications	16,800	2.1%	18,987	2.5%
Printing and Publishing	15,275	1.9%	—	—%
Cargo Transport	14,487	1.8%	14,707	2.0%
Diversified/Conglomerate Manufacturing	10,077	1.3%	9,646	1.3%
Other < 2.0%	31	0.0%	27	0.0%
Total investments	$800,078	100.0%	$753,543	100.0%
Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2023 and March 31, 2023:

	June 30, 2023		March 31, 2023
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$258,179	32.3%	$266,612	35.4%
West	215,362	26.9%	197,989	26.3%
South	200,067	25.0%	171,056	22.7%
Midwest	126,470	15.8%	117,886	15.6%
Total investments	$800,078	100.0%	$753,543	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2023:

Amount
For the remaining nine months ending March 31, 2024	$81,418
For the fiscal years ending March 31:
2025	89,614
2026	204,919
2027	144,096
2028	38,250
Thereafter	37,000
Total contractual repayments	$595,297
Investments in equity securities	172,688
Total cost basis of investments held as of June 30, 2023:	$767,985
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2023 and March 31, 2023, we had gross receivables from portfolio companies of $2.3 million and $2.2 million, respectively. As of both June 30, 2023 and March 31, 2023, the allowance for uncollectible receivables was $1.6 million.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We pay the Adviser certain fees as compensation for its services under the Advisory Agreement, consisting of a base management fee and an incentive fee and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, all as described below. On July 11, 2023, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the annual renewal of the Advisory Agreement through August 31, 2024.
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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,
	2023	2022
Average total assets subject to base management fee(A)	$786,200	$712,600
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	3,931	3,563
Credits to fees from Adviser - other(B)	(1,275)	(750)
Net base management fee	$2,656	$2,813

Loan servicing fee(B)	2,172	1,758
Credits to base management fee - loan servicing fee(B)	(2,172)	(1,758)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,127	$2,076
Incentive fee – capital gains-based(C)	67	933
Total incentive fee(B)	$2,194	$3,009
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$2,194	$3,009
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $75 thousand for the three months ended June 30, 2023 and $36 thousand for the three months ended June 30, 2022, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the three months ended June 30, 2023, no capital gains-based incentive fees were contractually due to the Adviser. During the year ended March 31, 2023, no capital gains-based incentive fees were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three months ended June 30, 2023, we recorded capital gains-based incentive fees of $0.1 million. During the three months ended June 30, 2022, we recorded capital gains-based incentive fees of $0.9 million.
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
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 11, 2023, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2024. Administration fees for the three months ended June 30, 2023 and 2022, were $0.5 million and $0.4 million, respectively.
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
Other Transactions
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During each of the three months ended June 30, 2023 and 2022, the fees received by Gladstone Securities from our portfolio companies totaled $0.3 million.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31,
	2023	2023
Base management and loan servicing fee due to Adviser, net of credits	$484	$1,574
Incentive fee due to Adviser(A)	27,293	27,259
Other due to Adviser	641	86
Total fees due to Adviser	28,418	28,919
Fee due to Administrator	885	716
Total related party fees due	$29,303	$29,635
(A)Includes a capital gains-based incentive fee of $25.2 million and $25.1 million as of June 30, 2023 and March 31, 2023, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
There were no co-investment expenses as of June 30, 2023 and March 31, 2023. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities.
NOTE 5. BORROWINGS
Revolving Line of Credit
On April 10, 2023, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 7 to the Credit Facility with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The reference rate was updated from LIBOR to Term SOFR plus an 11 basis point credit spread adjustment.
On March 8, 2021, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 6 to the Credit Facility. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date).
Advances under the Credit Facility generally bear interest at 30-day Term SOFR, subject to a floor of 0.35%, plus 2.85% per annum until February 29, 2024, with the margin then increasing to 3.10% for the period from February 29, 2024 to February 28, 2025, and increasing further to 3.35% thereafter with a SOFR credit spread adjustment of 11 basis points. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount.

The following tables summarize noteworthy information related to the Credit Facility:

	As of June 30, 2023	As of March 31, 2023
Commitment amount	$180,000	$180,000
Borrowings outstanding at cost	$46,200	$35,200
Availability(A)	$133,800	$144,800

	For the Three Months Ended June 30,
	2023	2022
Weighted-average borrowings outstanding	$43,648	$—
Effective interest rate(B)	11.2%	1.0%
Commitment (unused) fees incurred	$345	$455
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $133.8 million and $144.8 million as of June 30, 2023 and March 31, 2023, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Among other things, the Credit Facility contains a performance guaranty that requires us to maintain: (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $326.4 million as of June 30, 2023; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2023, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $766.1 million, asset coverage on our senior securities representing indebtedness of 211.0%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2023, we were in compliance with all covenants under the Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2023, the discount rate used to determine the fair value of the Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus 3.10% per annum, plus an unused commitment fee of 1.0%. As of March 31, 2023, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.5% floor, plus 2.94% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. As of each of June 30, 2023 and March 31, 2023, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of June 30, 2023 and March 31, 2023, and for the three months ended June 30, 2023 and 2022, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2023	March 31, 2023
Credit Facility	$46,160	$35,171

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended June 30, 2023:
Fair value at March 31, 2023	$35,171
Borrowings	31,800
Repayments	(20,800)
Unrealized depreciation	(11)
Fair value at June 30, 2023	$46,160

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended June 30, 2022:
Fair value at March 31, 2022	$—
Borrowings	—
Repayments	—
Unrealized appreciation (depreciation)	—
Fair value at June 30, 2022	$—
The fair value of the collateral under the Credit Facility was $701.1 million and $639.5 million as of June 30, 2023 and March 31, 2023, respectively.
Notes Payable
5.00% Notes due 2026
In March 2021, we completed a public offering of 5.00% Notes due 2026 with an aggregate principal amount of $127.9 million (the “5.00% 2026 Notes”), which resulted in net proceeds of approximately $123.8 million after deducting underwriting discounts, commissions and offering costs borne by us. The 5.00% 2026 Notes are traded under the ticker symbol “GAINN” on the Nasdaq Global Select Market (“Nasdaq”). The 5.00% 2026 Notes will mature on May 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option. The 5.00% 2026 Notes bear interest at a rate of 5.00% per year, which is payable quarterly in arrears.
The indenture relating to the 5.00% 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we will provide the holders of the 5.00% 2026 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The 5.00% 2026 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $4.1 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 1, 2026, the maturity date.
4.875% Notes due 2028
In August 2021, we completed a public offering of 4.875% Notes due 2028 with an aggregate principal amount of $134.6 million (the “4.875% 2028 Notes”), which resulted in net proceeds of approximately $131.3 million after deducting underwriting discounts, commissions and offering costs borne by us. The 4.875% 2028 Notes are traded under the ticker symbol “GAINZ” on Nasdaq. The 4.875% 2028 Notes will mature on November 1, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2023. The 4.875% 2028 Notes bear interest at a rate of 4.875% per year, which is payable quarterly in arrears.
The indenture relating to the 4.875% 2028 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 4.875% 2028 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The 4.875% 2028 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $3.3 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending November 1, 2028, the maturity date.
8.00% Notes due 2028
In May 2023, we completed a public offering of 8.00% Notes due 2028 with an aggregate principal amount of $74.8 million (the “8.00% 2028 Notes”), which resulted in net proceeds of approximately $72.3 million after deducting underwriting discounts, commissions and offering costs borne by us. The 8.00% 2028 Notes are traded under the ticker symbol “GAINL” on Nasdaq. The 8.00% 2028 Notes will mature on August 1, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after August 1, 2025. The 8.00% 2028 Notes bear interest at a rate of 8.00% per year, which is payable quarterly in arrears.
The indenture relating to the 8.00% 2028 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 8.00% 2028 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The 8.00% 2028 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $2.5 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending August 1, 2028, the maturity date.
The following tables summarize our 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of June 30, 2023 and March 31, 2023:

As of June 30, 2023:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
Notes payable, gross(B)					13,489,500		337,238
Less: Unamortized Discounts							(7,239)
Notes payable, net(C)							329,999

As of March 31, 2023:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
Notes payable, gross(B)					10,499,500		262,488
Less: Unamortized Discounts							(5,052)
Notes payable, net(C)							$257,436
(A)The 5.00% 2026 Notes can be redeemed at our option at any time. The 4.875% 2028 Notes can be redeemed at our option at any time on or after November 1, 2023. The 8.00% 2028 Notes can be redeemed at our option at any time on or after August 1, 2025.
(B)As of June 30, 2023 and March 31, 2023, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 211.0% and 244.7%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of June 30, 2023 was $120.3 million, $119.7 million, and $75.1 million, respectively. The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes and 4.875% 2028 Notes as of March 31, 2023 was $121.5 million and $127.4 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes to be Level 1 inputs within the ASC 820 hierarchy.
NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of June 30, 2023, we had the ability to issue up to $219.8 million of the $300.0 million of securities registered under the registration statement.
Common Equity Offering
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $50.0 million in what is commonly referred to as an “at-the-market” program (“Common Stock ATM Program”). As of June 30, 2023, we had remaining capacity to sell up to an additional $44.5 million of common stock under the Common Stock ATM program. We did not sell any shares under the Common Stock ATM Program during the three months ended June 30, 2023.

NOTE 7. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Net increase in net assets resulting from operations	$8,786	$12,035
Basic and diluted weighted-average common shares	33,591,505	33,205,023
Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.26	$0.36
NOTE 8. DISTRIBUTIONS TO COMMON STOCKHOLDERS
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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of cash distributions paid to common stockholders during the current calendar year as of June 30, 2023, 80.4% would be from ordinary income and 19.6% would be from capital gains.
We paid the following cash distributions to our common stockholders for the three months ended June 30, 2023 and 2022:
For the Three Months Ended June 30, 2023:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 11, 2023	April 21, 2023	April 28, 2023	$0.08
April 11, 2023	May 23, 2023	May 31, 2023	0.08
April 11, 2023	June 5, 2023	June 15, 2023	0.12	(A)
April 11, 2023	June 21, 2023	June 30, 2023	0.08
	Three Months Ended June 30, 2023		$0.36
For the Three Months Ended June 30, 2022:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 12, 2022	April 22, 2022	April 29, 2022	$0.075
April 12, 2022	May 20, 2022	May 31, 2022	0.075
April 12, 2022	June 6, 2022	June 15, 2022	0.120	(A)
April 12, 2022	June 22, 2022	June 30, 2022	0.075
	Three Months Ended June 30, 2022		$0.345
(A)Represents a supplemental distribution to common stockholders.

Aggregate cash distributions to our common stockholders declared and paid were $12.1 million and $11.5 million for the three months ended June 30, 2023 and 2022, respectively.
For the fiscal year ended March 31, 2023, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.4 million of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2023 net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $10.6 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.
For the three months ended June 30, 2023, we recorded $0.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Capital in excess of par value and Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities. For the three months ended June 30, 2022, we recorded $0.9 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.
We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. For the year ended March 31, 2023, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2023 and March 31, 2023, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.1 million as of each of June 30, 2023 and March 31, 2023.
Financial Commitments and Obligations
We may have line of credit and delayed draw term debt commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and delayed draw term debt commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term debt commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term debt commitments as of June 30, 2023 and March 31, 2023 to be insignificant.

The following table summarizes the principal balances of unused line of credit and delayed draw term debt commitments and guaranties as of June 30, 2023 and March 31, 2023, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2023	March 31, 2023
Unused line of credit and delayed draw term debt commitments	$4,000	$2,150
Total	$4,000	$2,150
NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2023	2022
Per Common Share Data:
Net asset value at beginning of period(A)	$13.09	$13.43
Income from investment operations(B)
Net investment income	0.25	0.22
Net realized gain on investments and other	0.03	0.13
Net unrealized (depreciation) appreciation of investments	(0.02)	0.01
Total from investment operations	0.26	0.36
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.21)	(0.10)
Cash distributions to common stockholders from net realized gains(C)	(0.15)	(0.25)
Total from equity capital activity	(0.36)	(0.35)
Other, net(B)(E)	—	—
Net asset value at end of period(A)	$12.99	$13.44

Per common share market value at beginning of period	$13.25	$16.13
Per common share market value at end of period	$13.04	$14.08
Total investment return(F)	1.12%	(10.58)%
Common stock outstanding at end of period(A)	33,591,505	33,205,023

Statement of Assets and Liabilities Data:
Net assets at end of period	$436,435	$446,409
Average net assets(G)	$438,966	$445,377

Senior Securities Data:
Total borrowings, at cost	$383,438	$267,584

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)	10.81%	10.71%
Ratio of net investment income (loss) to average net assets – annualized(I)	7.69%	6.62%
(A)Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)Based on weighted-average basic common share data for the corresponding period.
(C)The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 8 — Distributions to Common Stockholders.
(D)Reserved.
(E)Represents the impact of the different share amounts (weighted-average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the period) in the Per Common Share Data calculations and rounding impacts.
(F)Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 8 — Distributions to Common Stockholders.
(G)Calculated using the average balance of net assets at the end of each month of the reporting period.
(H)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 13.95% and 12.96% for the three months ended June 30, 2023 and 2022, respectively.
(I)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets - annualized would have been 4.55% and 4.37% for the three months ended June 30, 2023 and 2022, respectively.
NOTE 11. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES
In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the three month periods ended June 30, 2023 and 2022.
NOTE 12. SUBSEQUENT EVENTS
Distributions and Dividends
In July 2023, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 21, 2023	July 31, 2023	$0.08
August 23, 2023	August 31, 2023	0.08
September 7, 2023	September 15, 2023	0.12	(A)
September 21, 2023	September 29, 2023	0.08
	Total for the Quarter:	$0.36
(A)     Represents a supplemental distribution to common stockholders.
ATM Activity
In July 2023, we sold 304,170 shares of our common stock under our common stock ATM program at a weighted-average gross price of $13.55 per share and raised approximately $4.1 million in net proceeds. These sales were above our then-current estimated NAV per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation, or the general economy, including inflation; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and (12) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 10, 2023 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”). Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of June 30, 2023, our investment portfolio was comprised of 77.5% in debt investments and 22.5% in equity investments, at cost.
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
Our shares of common stock, our 5.00% Notes due 2026 (“5.00% 2026 Notes”), our 4.875% Notes due 2028 ("4.875% 2028 Notes) and our 8.00% Notes due 2028 (“8.00% 2028 Notes”) are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINN,” "GAINZ" and “GAINL,” respectively.

Business
Portfolio Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the three months ended June 30, 2023, we invested in one new portfolio company. From our initial public offering in June 2005 through June 30, 2023, we invested in 57 companies, excluding investments in syndicated loans, for a total of approximately $1.6 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2023, we had unrecognized, contractual success fees of $56.5 million, or $1.68 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through June 30, 2023, we completed sales of 29 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $261.1 million in net realized gains and $40.4 million in other income upon exit, for a total increase to our net assets of $301.6 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 29 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 100.0% from March 2011 through June 30, 2023, and allowed us to declare and pay 19 supplemental distributions to common stockholders through June 30, 2023.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to February 2024, and currently have a total commitment amount of $180.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2023, we sold 386,482 shares of our common stock under our "at-the-market" program (the "Common Stock ATM Program") for gross proceeds of approximately $5.5 million. During the three months ended June 30, 2023, we issued our 8.00% 2028 Notes for gross proceeds of $74.8 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” further discussion of our common stock.
Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On June 30, 2023, the closing market price of our common stock was $13.04 per share, representing a 0.4% premium to our net asset value (“NAV”) of $12.99 per share as of June 30, 2023. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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
As of June 30, 2023, our asset coverage ratio on our senior securities representing indebtedness was 211.0%.
Investment Highlights
Investment Activity
During the three months ended June 30, 2023, the following significant transactions occurred:
•In May 2023, we invested $15.3 million in a new portfolio company, Home Concepts Acquisition, Inc. ("Home Concepts"), in the form of $12.0 million of secured first lien debt and $3.3 million of preferred equity. Home Concepts, headquartered in Santa Barbara, California, is a leading home improvement advertising publication focusing on connecting homeowners to high-quality residential repair and remodeling businesses.
•In June 2023, we recapitalized our investment in Old World Christmas, Inc. ("Old World") and invested an additional $2.5 million in the form of secured first lien debt. In connection with this investment, we received proceeds of $2.2 million, of which $1.9 million was recognized as dividend income and $0.3 million was recognized as a realized gain.
•In June 2023, we invested an additional $30.0 million in the form of $25.0 million of secured second lien debt and $5.0 million of common equity in Nth Degree Investment Group, LLC to fund an add-on acquisition.
•In June 2023, we received a $1.5 million escrow settlement in connection with our December 2021 exit of SOG Specialty Knives & Tools, LLC, of which $0.6 million was recognized as a return of cost basis and $0.9 million as a realized gain. As a result of the escrow release, there are no remaining assets held by Gladstone SOG Investments, Inc.
Recent Developments
Distributions and Dividends
In July 2023, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 21, 2023	July 31, 2023	$0.08
August 23, 2023	August 31, 2023	0.08
September 7, 2023	September 15, 2023	0.12	(A)
September 21, 2023	September 29, 2023	0.08
	Total for the Quarter:	$0.36
(A)     Represents a supplemental distribution to common stockholders.

LIBOR Transition
As of June 30, 2023, the 30-day London Interbank Offered Rate ("LIBOR") is no longer readily available and each of our debt investments has transitioned from LIBOR as the applicable reference rate to 30-day Secured Overnight Financing Rate ("SOFR"). We anticipate originating future variable rate debt instruments using SOFR. We experienced minimal impacts on our operations as a result of the transition to SOFR.
Impact of Inflation
We believe the effects of inflation on our historical results of operations and financial condition have not been significant. During the three months ended June 30, 2023, general inflationary pressures and certain commodity price volatility have impacted certain of our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, we expect that the cumulative effect of these inflationary pressures may impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
INVESTMENT INCOME
Interest income	$18,393	$12,741	$5,652	44.4%
Dividend and success fee income	1,907	6,556	(4,649)	(70.9)%
Total investment income	20,300	19,297	1,003	5.2%

EXPENSES
Base management fee	3,931	3,563	368	10.3%
Loan servicing fee	2,172	1,758	414	23.5%
Incentive fee	2,194	3,009	(815)	(27.1)%
Administration fee	522	380	142	37.4%
Interest expense	4,974	3,784	1,190	31.4%
Amortization of deferred financing costs and discounts	545	448	97	21.7%
Other	969	1,492	(523)	(35.1)%
Expenses before credits from Adviser	15,307	14,434	873	6.0%
Credits to fees from Adviser	(3,447)	(2,508)	(939)	37.4%
Total expenses, net of credits to fees	11,860	11,926	(66)	(0.6)%
NET INVESTMENT INCOME	8,440	7,371	1,069	14.5%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	1,155	4,452	(3,297)	(74.1)%
Net unrealized (depreciation) appreciation of investments	(809)	212	(1,021)	NM
Net realized and unrealized gain	346	4,664	(4,318)	(92.6)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,786	$12,035	$(3,249)	(27.0)%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	33,591,505	33,205,023	386,482	1.2%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.25	$0.22	$0.03	13.6%
Net increase in net assets resulting from operations	$0.26	$0.36	$(0.10)	(27.8)%
NM - Not meaningful

Investment Income
Total investment income increased $1.0 million, or 5.2%, for the three months ended June 30, 2023, as compared to the prior year period, due to an increase in interest income, partially offset by a decrease in dividend and success fee income.
Interest income from our investments in debt securities increased $5.7 million, or 44.4%, for the three months ended June 30, 2023, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2023 was $495.3 million, compared to $431.0 million for the prior year period. This increase was primarily due to the $70.7 million of follow-on debt investments in existing portfolio companies, the origination of $51.1 million of new debt investments, and $14.9 million of loans returned to accrual status, partially offset by $92.7 million of pay-offs, restructurings, or write-offs of debt investments, and $9.2 million of loans placed on non-accrual status, after March 31, 2022, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 14.7% for the three months ended June 30, 2023, compared to 11.9% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period.
As of June 30, 2023, our loans to Edge Adhesives Holdings, Inc. ("Edge"), J.R. Hobbs Co. – Atlanta, LLC ("J.R. Hobbs") and The Mountain Corporation ("The Mountain") were on non-accrual status, with an aggregate debt cost basis of $66.9 million. As of June 30, 2022, our loans to J.R. Hobbs, The Mountain and SFEG Holdings, Inc. were on non-accrual status, with an aggregate debt cost basis of $77.3 million.
Dividend and success fee income for the three months ended June 30, 2023 decreased $4.6 million, or 70.9%, from the prior year period. During the three months ended June 30, 2023, dividend and success fee income consisted of $1.9 million of dividend income. During the three months ended June 30, 2022, dividend and success fee income consisted of $5.0 million of success fee income and $1.6 million of dividend income.
As of June 30, 2023 and March 31, 2023, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased $0.1 million, or 0.6%, during the three months ended June 30, 2023, as compared to the prior year period, primarily due to a decrease in incentive fees and other expense, as well as an increase in credits from the Advisor, partially offset by increased interest expense on borrowings.
In accordance with GAAP, during the three months ended June 30, 2023 and 2022, we recorded a $0.1 million and $0.9 million capital gains-based incentive fees, respectively. The capital gains-based incentive fee is a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee increased by $0.1 million, for the three months ended June 30, 2023, as compared to the prior year period, primarily due to an increase in pre-incentive fee net investment income, coupled with an increase in net assets, which drives the hurdle rate. The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2023	2022
Average total assets subject to base management fee(A)	$786,200	$712,600
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	$3,931	$3,563
Credits to fees from Adviser - other(B)	(1,275)	(750)
Net base management fee	$2,656	$2,813

Loan servicing fee(B)	$2,172	$1,758
Credits to base management fee - loan servicing fee(B)	(2,172)	(1,758)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,127	$2,076
Incentive fee – capital gains-based(C)	67	933
Total incentive fee(B)	$2,194	$3,009
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$2,194	$3,009
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
Interest expense increased $1.2 million, or 31.4%, during the three months ended June 30, 2023, as compared to the prior year period, primarily due to higher interest expense related to the 8.00% 2028 Notes issued during the quarter and borrowings on the Credit Facility. The weighted-average balance outstanding under the Credit Facility during the three months ended June 30, 2023 was $43.6 million, compared to no weighted-average outstanding balance in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended June 30, 2023 was 11.2%, as compared to 1.0% in the prior year period. The increase in the effective interest rate on the Credit Facility was primarily a result of an increase in interest rates and an increase in the drawn portion of the Credit Facility.

Other expenses decreased $0.5 million, or 35.1%, during the three months ended June 30, 2023, as compared to the prior year period, due to a decrease in tax expense and bad debt expense.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nth Degree Investment Group, LLC	$—	$7,051	$—	$7,051
Galaxy Technologies Holdings, Inc.	—	3,481	—	3,481
SFEG Holdings, Inc.	—	2,986	—	2,986
Mason West, LLC	—	2,945	—	2,945
Brunswick Bowling Products, Inc.	—	2,598	—	2,598
Nocturne Villas Rentals, Inc.	—	2,472	—	2,472
The Maids International, LLC	—	1,946	—	1,946
Educators Resources, Inc.	—	1,021	—	1,021
Counsel Press Inc.	—	1,009	—	1,009
Old World Christmas, Inc.	273	(2,169)	—	(1,896)
B+T Group Acquisition, Inc.	—	(2,187)	—	(2,187)
Horizon Facilities Services, Inc.	—	(5,915)	—	(5,915)
Schylling, Inc.	—	(6,954)	—	(6,954)
ImageWorks Display and Marketing Group, Inc.	—	(8,884)	—	(8,884)
Other, net (<$1.0 million, net)	882	(127)	(93)	662
Total	$1,155	$(727)	$(93)	$335

	Three Months Ended June 30, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Horizon Facilities Service, Inc.	$—	$15,504	$—	$15,504
Nocturne Villas Rentals, Inc.	—	6,147	—	6,147
Brunswick Bowling Products, Inc.	—	4,903	—	4,903
Counsel Press, Inc.	—	3,990	—	3,990
SFEG Holdings, Inc.	—	3,108	—	3,108
Nth Degree Investment Group, LLC	—	2,625	—	2,625
Old World Christmas, Inc.	—	(674)	—	(674)
Educators Resources, Inc.	—	(939)	—	(939)
ImageWorks Display and Marketing Group, Inc.	—	(1,132)	—	(1,132)
The Maids International, LLC	—	(1,254)	—	(1,254)
Mason West, LLC	—	(2,260)	—	(2,260)
The Mountain Corporation	—	(2,846)	—	(2,846)
Ginsey Home Solutions, Inc.	—	(2,850)	—	(2,850)
J.R. Hobbs Co. - Atlanta, LLC	—	(5,158)	—	(5,158)
B+T Group Acquisition, Inc	—	(6,234)	—	(6,234)
Bassett Creek Services, Inc.	4,728	—	(12,250)	(7,522)
Other, net (<$1.0 million, net)	(276)	(468)	—	(744)
Total	$4,452	$12,462	$(12,250)	$4,664
Net Realized Gain (Loss) on Investments
During the three months ended June 30, 2023, we recorded net realized gains on investments of $1.2 million, primarily due to $0.9 million of realized gains related to a prior period exit and a $0.3 million of realized gain from the recapitalization of Old World. During the three months ended June 30, 2022, we recorded net realized gains on investments of $4.5 million, primarily due to a $4.7 million realized gain from the exit of Bassett Creek Services, Inc.

Net Unrealized Appreciation (Depreciation) of Investments
Net unrealized depreciation of investments of $0.8 million for the three months ended June 30, 2023 was primarily due to decreased performance of certain of our portfolio companies. These amounts were partially offset by increased performance of certain of our other portfolio companies and an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies.
Net unrealized appreciation of investments of $0.2 million for the three months ended June 30, 2022 was primarily due to increased performance of certain of our other portfolio companies, driven partially by the reversal of the impact of COVID-19 on certain of our portfolio companies and the markets in which they operate. These amounts were partially offset by the reversal of unrealized appreciation of our investment in Bassett Creek upon its exit, decreased performance of certain of our other portfolio companies and decreased comparable transaction multiples used to estimate the fair value of certain of our portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19, and its variants, had on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, shutdowns and reopening restrictions, operating challenges, including but not limited to, labor shortages, supply chain delays, increased material costs and demand for their products, and general economic outlook, or the reversal of such impact towards pre-COVID-19 levels.
Across our entire investment portfolio, we recorded net unrealized depreciation of $4.9 million on our equity positions and net unrealized appreciation of $4.1 million on our debt positions, for the three months ended June 30, 2023. As of June 30, 2023, the fair value of our investment portfolio was more than the cost basis by $32.1 million, as compared to March 31, 2023, when the fair value of our investment portfolio was more than the cost basis by $32.9 million, representing net unrealized depreciation of $0.8 million for the three months ended June 30, 2023. Our entire portfolio had a fair value of 104.2% of cost as of June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash used in operating activities for the three months ended June 30, 2023 was $36.4 million, compared to net cash provided by operating activities of $41.3 million for the three months ended June 30, 2022. This change was primarily due to an increase in purchase of investments and a decrease in net proceeds from the sale of investments.
Purchases of investments were $48.0 million during the three months ended June 30, 2023, compared to $27.8 million during the three months ended June 30, 2022. Net proceeds from the sale and recapitalization of investments totaled $1.8 million during the three months ended June 30, 2023, compared to aggregate net proceeds from the sale and recapitalization of investments and principal repayments of investments of $57.4 million during the three months ended June 30, 2022.
As of June 30, 2023, we had equity investments in and/or loans to 25 portfolio companies with an aggregate cost basis of $768.0 million. As of June 30, 2022, we had equity investments in and/or loans to 26 portfolio companies with an aggregate cost basis of $644.2 million.

The following table summarizes our total portfolio investment activity during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Beginning investment portfolio, at fair value	$753,543	$714,396
New investments	15,275	21,000
Disbursements to existing portfolio companies	32,700	6,800
Unscheduled principal repayments	—	(48,000)
Net proceeds from sale and recapitalization of investments	(1,775)	(9,352)
Net realized gain on investments	1,155	4,452
Net unrealized appreciation (depreciation) of investments	(727)	12,462
Reversal of net unrealized appreciation of investments	(93)	(12,250)
Amortization of premiums, discounts, and acquisition costs, net	—	5
Ending investment portfolio, at fair value	$800,078	$689,513
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2023:

Amount
For the remaining nine months ending March 31, 2024	$81,418
For the fiscal years ending March 31:
2025	89,614
2026	204,919
2027	144,096
2028	38,250
Thereafter	37,000
Total contractual repayments	$595,297
Investments in equity securities	172,688
Total cost basis of investments held as of June 30, 2023:	$767,985
Financing Activities
Net cash provided by financing activities for the three months ended June 30, 2023 was $71.0 million, which consisted primarily of $74.8 million of gross proceeds from the issuance of our 8.00% 2028 Notes, and $11.0 million of net borrowings under the Credit Facility, partially offset by $12.1 million in distributions to common stockholders and $2.7 million of deferred financing and offering costs.
Net cash used in financing activities for the three months ended June 30, 2022 was $11.5 million, which consisted primarily of $11.5 million in distributions to common stockholders.
Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the three months from April through June 2023, and a supplemental distribution of $0.12 per common share in June 2023. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in July 2023.

For the fiscal year ended March 31, 2023, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.4 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2023, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $10.6 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2023, we recorded $1.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions. For the three months ended June 30, 2023, we recorded $0.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Capital in excess of par value and Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions.
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
Equity
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to $219.8 million of the $300.0 million of securities registered under the registration statement.
Common Stock
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $50.0 million in what is commonly referred to as an “at-the-market” program (“Common Stock ATM Program”). There were no shares sold during three months ended June 30, 2023. As of June 30, 2023, we had remaining capacity to sell up to an additional $44.5 million of common stock under the Common Stock ATM program. In July 2023, we sold 304,170 shares of our common stock under our Common Stock ATM program at a weighted-average gross price of $13.55 per share and raised approximately $4.1 million in net proceeds.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On June 30, 2023, the closing market price of our common stock was $13.04 per share, representing a 0.4% premium to our NAV per share of $12.99 as of June 30, 2023.

Revolving Line of Credit
On April 10, 2023, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC ("Business Investment"), entered into Amendment No. 7 to the Credit Facility with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The reference rate was updated from LIBOR to Term SOFR plus an 11 basis point credit spread adjustment.
On March 8, 2021, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC, entered into Amendment No. 6 to the Credit Facility with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date).
Advances under the Credit Facility generally bear interest at 30-day SOFR, subject to a floor of 0.35%, plus 2.85% per annum until February 29, 2024, with the margin then increasing to 3.10% for the period from February 29, 2024 to February 28, 2025, and increasing further to 3.35% thereafter with a SOFR credit spread adjustment of 11 basis points. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount. At June 30, 2023, we had $46.2 million borrowings outstanding on the Credit Facility and as of the date of this report, we had $38.2 million outstanding under the Credit Facility.
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
Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $326.4 million as of June 30, 2023, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2023, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $766.1 million, asset coverage on our senior securities representing indebtedness of 211.0%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2023, we had availability, after adjustments for various constraints based on collateral quality, of $133.8 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.
Notes Payable
5.00% Notes due 2026
In March 2021, we completed a public offering of the 5.00% 2026 Notes with an aggregate principal amount of $127.9 million, which resulted in net proceeds of approximately $123.8 million after deducting underwriting discounts, commissions and offering costs borne by us. The 5.00% 2026 Notes are traded under the ticker symbol “GAINN” on

Nasdaq. The 5.00% 2026 Notes will mature on May 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option. The 5.00% 2026 Notes bear interest at a rate of 5.00% per year (which equates to $6.4 million per year), payable quarterly in arrears.
The indenture relating to the 5.00% 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we will provide the holders of the 5.00% 2026 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The 5.00% 2026 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $4.1 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 1, 2026, the maturity date.
4.875% Notes due 2028
In August 2021, we completed a public offering of the 4.875% 2028 Notes with an aggregate principal amount of $134.6 million, which resulted in net proceeds of approximately $131.3 million after deducting underwriting discounts, commissions and offering costs borne by us. The 4.875% 2028 Notes are traded under the ticker symbol “GAINZ” on Nasdaq. The 4.875% 2028 Notes will mature on November 1, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2023. The 4.875% 2028 Notes bear interest at a rate of 4.875% per year (which equates to $6.6 million per year), payable quarterly in arrears.
The indenture relating to the 4.875% 2028 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 4.875% 2028 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The 4.875% 2028 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $3.3 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending November 1, 2028, the maturity date.
8.00% Notes due 2028
In May 2023, we completed a public offering of the 8.00% 2028 Notes with an aggregate principal amount of $74.8 million, which resulted in net proceeds of approximately $72.3 million after deducting underwriting discounts, commissions and offering costs borne by us. The 8.00% 2028 Notes are traded under the ticker symbol “GAINL” on Nasdaq. The 8.00% 2028 Notes will mature on August 1, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after August 1, 2025. The 8.00% 2028 Notes bear interest at a rate of 8.00% per year (which equates to $6.0 million per year), payable quarterly in arrears.
The indenture relating to the 8.00% 2028 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 8.00% 2028

Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The 8.00% 2028 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $2.5 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending August 1, 2028, the maturity date.
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2023 and March 31, 2023, we had unrecognized, contractual off-balance sheet success fee receivables of $56.5 million and $53.6 million (or approximately $1.68 and $1.60 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of June 30, 2023 to be insignificant.
The following table shows our contractual obligations as of June 30, 2023, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$46,200	$—	$46,200	$—	$—
Notes payable	337,238	—	127,938	—	209,300
Interest payments on obligations(C)	97,258	24,104	45,390	25,079	2,685
Total	$480,696	$24,104	$219,528	$25,079	$211,985
(A)Excludes unused line of credit commitments to our portfolio companies in the aggregate principal of $4.0 million.
(B)Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on the Credit Facility, 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2023.
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
The following table reflects risk ratings for all loans in our portfolio as of June 30, 2023 and March 31, 2023:

Rating	June 30, 2023	March 31, 2023
Highest	9.0	9.0
Average	6.4	6.4
Weighted-average	6.9	7.3
Lowest	1.0	1.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both June 30, 2023 and March 31, 2023.
Recent Accounting Pronouncements
Refer to Note 2 — Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies whose securities are owned by us; conditions affecting the general economy, including public health emergencies; overall market changes; local, regional or global political, social or economic instability; and interest rate fluctuations.
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
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and up to approximately 10% at fixed rates. As of June 30, 2023 and March 31, 2023, all of our variable-rate loans have rates associated with the current 30-day SOFR rate and 30-day LIBOR rate, respectively, and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	June 30, 2023	March 31, 2023
Variable rates with a floor	100.0%	100.0%
Fixed rates	—	—%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended June 30, 2023 from those included in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2023 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC on May 10, 2023. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

4.5
Fourth Supplemental Indenture between Gladstone Investment Corporation and UMB Bank, National Association, dated as of May 31, 2023, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 31, 2023.

10.1
Amendment No. 7 to Fifth Amended and Restated Credit Agreement, dated as of April 10, 2023 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 814-00704), filed May 10, 2023.

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2023 and March 31, 2023, (ii) the Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the three months ended June 30, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and 2022, (v) the Consolidated Schedules of Investments as of June 30, 2023 and March 31, 2023, and (vi) the Notes to Consolidated Financial Statements

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Rachael Easton
Rachael Easton
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Date: August 2, 2023