Form 10-Q
period 2023-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2023-11-01
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of October 31, 2023 was 33,895,675.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2023	March 31, 2023
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $511,593 and $429,305, respectively)	$628,958	$496,875
Affiliate investments (Cost of $308,555 and $276,055, respectively)	286,678	255,955
Control investments (Cost of $14,650 and $15,270, respectively)	—	713
Cash and cash equivalents	2,092	2,683
Restricted cash and cash equivalents	490	565
Interest receivable	5,034	3,038
Due from administrative agent	3,112	3,899
Deferred financing costs, net	237	431
Other assets, net	1,748	1,485
TOTAL ASSETS	$928,349	$765,644

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $79,300 and $35,200, respectively)	$79,208	$35,171
Notes payable, net	330,464	257,436
Total borrowings	409,672	292,607
Accounts payable and accrued expenses	1,379	786
Interest payable	3,491	2,309
Fees due to Adviser(A)	37,263	28,919
Fee due to Administrator(A)	389	716
Other liabilities	489	565
TOTAL LIABILITIES	$452,683	$325,902
Commitments and contingencies(B)
NET ASSETS	$475,666	$439,742

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 33,895,675 and 33,591,505 shares issued and outstanding, respectively	$34	$34
Capital in excess of par value	405,937	401,798
Cumulative net unrealized appreciation of investments	80,838	32,913
Cumulative net unrealized depreciation of other	92	29
Overdistributed net investment income	(11,749)	(5,527)
Accumulated net realized gain in excess of distributions	514	10,495
Total distributable earnings	69,695	37,910
TOTAL NET ASSETS	$475,666	$439,742

NET ASSET VALUE PER SHARE	$14.03	$13.09
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$13,626	$9,922	$26,116	$18,650
Affiliate investments	6,318	4,286	11,934	8,296
Cash and cash equivalents	333	29	620	32
Total interest income	20,277	14,237	38,670	26,978
Dividend income
Non-Control/Non-Affiliate investments	—	4,825	—	4,829
Affiliate investments	—	—	1,907	1,552
Total dividend income	—	4,825	1,907	6,381
Success fee income
Non-Control/Non-Affiliate investments	—	1,733	—	6,733
Total success fee income	—	1,733	—	6,733
Total investment income	$20,277	$20,795	$40,577	$40,092

EXPENSES
Base management fee(A)	$4,341	$3,613	$8,272	$7,176
Loan servicing fee(A)	2,325	1,916	4,497	3,674
Incentive fee(A)	11,540	768	13,734	3,777
Administration fee(A)	334	562	856	942
Interest expense on borrowings	6,104	3,857	11,078	7,641
Amortization of deferred financing costs and discounts	574	450	1,119	898
Professional fees	335	938	619	1,233
Other general and administrative expenses	828	816	1,513	2,013
Expenses before credits from Adviser	26,381	12,920	41,688	27,354
Credits to base management fee – loan servicing fee(A)	(2,325)	(1,916)	(4,497)	(3,674)
Credits to fees from Adviser - other(A)	(2,049)	(1,625)	(3,324)	(2,375)
Total expenses, net of credits to fees	22,007	9,379	33,867	21,305
NET INVESTMENT (LOSS) INCOME	$(1,730)	$11,416	$6,710	$18,787

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$289	$2,302	$289	$7,031
Affiliate investments	—	—	273	—
Control investments	—	—	882	(277)
Total net realized gain	289	2,302	1,444	6,754
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	46,367	(985)	49,795	14,004
Affiliate investments	2,378	(9,658)	(1,777)	(24,435)
Control investments	—	—	(93)	—
Other	52	—	63	—
Total net unrealized appreciation (depreciation)	48,797	(10,643)	47,988	(10,431)
Net realized and unrealized gain (loss)	49,086	(8,341)	49,432	(3,677)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$47,356	$3,075	$56,142	$15,110

BASIC AND DILUTED PER COMMON SHARE:
Net investment (loss) income	$(0.05)	$0.34	$0.20	$0.57
Net increase in net assets resulting from operations	$1.40	$0.09	$1.67	$0.45

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	33,817,214	33,218,901	33,704,976	33,212,000
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2023	2022
NET ASSETS, MARCH 31	$439,742	$445,830
OPERATIONS
Net investment income	8,440	7,371
Net realized gain on investments	1,155	4,452
Net unrealized (depreciation) appreciation of investments	(820)	212
Net unrealized depreciation of other	11	—
Net increase in net assets from operations	8,786	12,035
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.21 and $0.10 per share, respectively)	(7,069)	(3,188)
Distributions to common stockholders from net realized gains ($0.15 and $0.25 per share, respectively)	(5,024)	(8,268)
Net decrease in net assets from distributions	(12,093)	(11,456)
CAPITAL ACTIVITY
Issuance of common stock	—	—
Discounts, commissions, and offering costs for issuance of common stock	—	—
Net increase in net assets from capital activity	—	—
NET (DECREASE) INCREASE IN NET ASSETS	(3,307)	579
NET ASSETS, JUNE 30	$436,435	$446,409
OPERATIONS
Net investment (loss) income	$(1,730)	$11,416
Net realized gain on investments	289	2,302
Net unrealized appreciation (depreciation) of investments	48,745	(10,643)
Net unrealized depreciation of other	52	—
Net increase in net assets from operations	47,356	3,075
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.20 and $0.14 per share, respectively)	(6,665)	(4,678)
Distributions to common stockholders from net realized gains ($0.16 and $0.08 per share, respectively)	(5,519)	(2,797)
Net decrease in net assets from distributions	(12,184)	(7,475)
CAPITAL ACTIVITY
Issuance of common stock	4,121	467
Discounts, commissions, and offering costs for issuance of common stock	(62)	(6)
Net increase in net assets from capital activity	4,059	461
NET INCREASE (DECREASE) IN NET ASSETS	39,231	(3,939)
NET ASSETS, SEPTEMBER 30	$475,666	$442,470
(A)Refer to Note 8 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$56,142	$15,110
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(114,788)	(102,046)
Principal repayments of investments	—	48,000
Net proceeds from the sale and recapitalization of investments	1,775	21,690
Net realized gain on investments	(1,444)	(6,754)
Net unrealized (appreciation) depreciation of investments	(47,925)	10,431
Net unrealized depreciation of other	(63)	—
Amortization of premiums, discounts, and acquisition costs, net	—	(9)
Amortization of deferred financing costs and discounts	1,119	898
Bad debt (recoveries) expense, net	(111)	153
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,996)	42
Decrease in due from administrative agent	787	4,164
Increase in other assets, net	(6)	(617)
Increase in accounts payable and accrued expenses	593	999
Increase in interest payable	1,182	16
Increase (decrease) in fees due to Adviser(A)	8,264	(1,578)
Decrease in fee due to Administrator(A)	(327)	(12)
Increase in other liabilities	213	68
Net cash (used in) provided by operating activities	(96,585)	(9,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,121	467
Discounts, commissions, and offering costs for issuance of common stock	(46)	(6)
Proceeds from line of credit	127,000	41,500
Repayments on line of credit	(82,900)	(24,900)
Proceeds from issuance of notes payable	74,750	—
Deferred financing and offering costs	(2,729)	(277)
Distributions paid to common stockholders	(24,277)	(18,931)
Net cash provided by (used in) financing activities	95,919	(2,147)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(666)	(11,592)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	3,248	14,495

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$2,582	$2,903

CASH PAID FOR INTEREST	$9,232	$6,739
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 132.2%
Secured First Lien Debt – 74.0%
Buildings and Real Estate – 8.0%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 7/2027)(J)	$38,250	$38,250	$38,250

Diversified/Conglomerate Manufacturing – 1.2%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (SOFR+7.0%, 12.3% Cash (0.3% Unused Fee), Due 3/2024)(J)	2,750	2,750	2,750
Phoenix Door Systems, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 9/2024)(J)	3,200	3,200	3,200
		5,950	5,950
Diversified/Conglomerate Services – 23.9%
Counsel Press, Inc. – Term Debt (SOFR+11.8%, 17.1% Cash, Due 3/2024)(Q)	21,100	21,100	22,114
Counsel Press, Inc. – Term Debt (SOFR+13.0%, 18.3% Cash, Due 3/2024)(Q)	6,400	6,400	6,724
Horizon Facilities Services, Inc. – Term Debt (SOFR+7.5%, 12.8% Cash, Due 6/2026)(J)	57,700	57,700	57,700
Mason West, LLC – Term Debt (SOFR+10.0%, 15.3% Cash, Due 7/2025)(Q)	25,250	25,250	26,942
		110,450	113,480
Healthcare, Education, and Childcare – 4.2%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 15.8% Cash, Due 11/2023)(J)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.7%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 1/2026)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 1/2026)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 11/2025)(J)	12,200	12,200	11,923
		36,750	36,473
Hotels, Motels, Inns, and Gaming – 13.3%
Nocturne Luxury Villas, Inc. – Line of Credit, $2,000 available (SOFR+8.0%, 13.3% Cash, Due 6/2024)(J)	2,000	2,000	2,000
Nocturne Luxury Villas, Inc. – Term Debt (SOFR+10.5%, 14.5% Cash, Due 6/2026)(J)(P)	61,100	61,100	61,100
		63,100	63,100
Leisure, Amusement, Motion Pictures, and Entertainment – 5.9%
Schylling, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 5/2025)(J)	27,981	27,981	27,981

Oil and Gas – 7.3%
The E3 Company, LLC – Line of Credit, $1,000 available (SOFR+5.5%, 10.8% Cash, Due 2/2025)(J)	1,000	1,000	1,000
The E3 Company, LLC – Term Debt (SOFR+9.0%, 14.3% Cash, Due 9/2028)(J)	33,750	33,750	33,750
		34,750	34,750

Printing and Publishing – 2.5%
Home Concepts Acquisition, Inc. – Line of Credit, $2,000 available (SOFR+6.0%, 11.3% Cash, Due 11/2024)(J)	—	—	—
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 14.3% Cash, Due 5/2028)(J)	12,000	12,000	12,000
		12,000	12,000

Total Secured First Lien Debt		$349,231	$351,984

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Secured Second Lien Debt – 11.4%
Aerospace and Defense – 5.4%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 9.4% Cash, Due 10/2026)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 12.3% Cash, Due 10/2026)(J)	18,796	18,796	18,796
		25,696	25,696
Cargo Transport – 2.7%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 14.3% Cash, Due 5/2024)(Q)	13,000	13,000	13,000

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.3%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.3% Cash, Due 11/2024)(J)	3,128	3,128	3,128
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.3% Cash, Due 11/2024)(J)	12,516	12,516	12,516
		15,644	15,644

Total Secured Second Lien Debt		$54,340	$54,340

Preferred Equity – 46.0%
Buildings and Real Estate – 4.3%
Dema/Mai Holdings, Inc. - Preferred Equity(C)(J)	21,000	$21,000	$20,446

Diversified/Conglomerate Services – 16.1%
Counsel Press, Inc. – Preferred Stock(C)(Q)	6,995	6,995	49,223
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	6,586
Mason West, LLC – Preferred Stock(C)(Q)	11,206	11,206	20,939
		18,201	76,748
Healthcare, Education, and Childcare – 5.9%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	28,008

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.9%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	42,280
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	—
		16,236	42,280
Hotels, Motels, Inns, and Gaming – 3.7%
Nocturne Luxury Villas, Inc. – Preferred Stock(C)(J)	6,600	6,600	17,876

Leisure, Amusement, Motion Pictures, and Entertainment – 2.2%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	10,528

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.8%
SFEG Holdings, Inc. – Preferred Stock(C)(J)	29,757	4,823	8,621

Oil and Gas – 2.4%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	11,233

Printing and Publishing - 0.7%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	3,275

Total Preferred Equity		$93,928	$219,015

Common Equity/Equivalents – 0.8%
Aerospace and Defense – 0.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Cargo Transport – 0.3%
Diligent Delivery Systems – Common Stock Warrants(C)(Q)	8%	500	1,157

Diversified/Conglomerate Manufacturing– 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)- 0.5%
SFEG Holdings, Inc. – Common Stock(C)(J)	221,500	222	2,440

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(K) – Common Units(C)(O)	4,239	21	22

Total Common Equity/Equivalents		$14,094	$3,619

Total Non-Control/Non-Affiliate Investments		$511,593	$628,958

AFFILIATE INVESTMENTS(M) – 60.3%
Secured First Lien Debt – 32.9%
Diversified/Conglomerate Manufacturing – 0.9%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 10.8% Cash, Due 8/2024)(G)(J)	$9,210	$9,210	$4,343

Diversified/Conglomerate Services – 16.2%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 11/2025)(J)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (SOFR+6.0%, 11.3% Cash, Due 6/2025)(G)(J)	5,000	5,000	2,671
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (SOFR+6.0%, 11.3% Cash, Due 6/2025)(G)(J)	16,500	16,500	8,814
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 15.6% Cash, Due 6/2025)(G)(J)	26,000	26,000	13,888
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 11.3% Cash, Due 6/2025)(G)(J)	2,438	2,438	1,302
The Maids International, LLC – Term Debt (SOFR+10.5%, 15.8% Cash, Due 3/2025)(J)	28,560	28,560	28,560
		100,498	77,235
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.0%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 14.8% Cash, Due 12/2025)(J)	43,000	43,000	43,000

Mining, Steel, Iron and Non-Precious Metals – 3.9%
Utah Pacific Bridge & Steel, Ltd. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 7/2026)(J)	18,250	18,250	18,250

Telecommunications – 2.9%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.3% Cash, Due 12/2024)(I)	2,800	2,800	2,282
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.3% Cash, Due 12/2024)(I)	14,000	14,000	11,410
		16,800	13,692

Total Secured First Lien Debt		$187,758	$156,520

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Secured Second Lien Debt – 10.2%
Chemicals, Plastics, and Rubber – 5.0%
PSI Molded Plastics, Inc. – Term Debt (SOFR+5.5%, 10.8% Cash, Due 1/2024)(J)	$26,618	$26,618	$23,657

Diversified/Conglomerate Services – 5.2%
Nth Degree, Inc. – Term Debt (SOFR+8.5%, 13.8% Cash, Due 6/2029)(I)	25,000	$25,000	$24,750

Total Secured Second Lien Debt		$51,618	$48,407

Preferred Equity – 10.2%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	158,598	$19,730	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	8,199	—

Diversified/Conglomerate Services – 1.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	651
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	6,948
		24,309	7,599
Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.7%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	31,742

Mining, Steel, Iron and Non-Precious Metals – 1.9%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock(C)(J)	6,000	6,000	9,240

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$62,960	$48,581

Common Equity/Equivalents – 7.0%
Diversified/Conglomerate Services – 7.0%
Nth Degree Investment Group, LLC – Common Stock(C)(J)	17,216,976	$6,219	$33,170

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$6,219	$33,170

Total Affiliate Investments		$308,555	$286,678

CONTROL INVESTMENTS(N) – 0.0%:
Secured First Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Line of Credit, $0 available (SOFR+5.0%, 10.3% Cash, Due 5/2023)(G)(J)	$4,550	$4,550	$—

Total Secured First Lien Debt		$4,550	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Secured Second Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Term Debt (SOFR+4.0%, 9.3% Cash, Due 4/2024)(G)(J)	$3,200	$3,200	$—

Total Secured Second Lien Debt		$3,200	$—

Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock(C)(J)	6,899	$6,899	$—

Total Preferred Equity		$6,899	$—

Common Equity/Equivalents – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(J)	751	1	—

Total Common Equity/Equivalents		$1	$—

Total Control Investments		$14,650	$—

TOTAL INVESTMENTS – 192.5%		$834,798	$915,636

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $774.9 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2023, our investment in Funko Acquisition Holdings, LLC ("Funko") was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30 day Secured Overnight Financing Rate ("SOFR"), which was 5.3% as of September 30, 2023. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2023.
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
(I)Fair value was based on an internal yield analysis or on estimates of value submitted by a third-party valuation firm. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
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
SEPTEMBER 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
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
(I)Fair value was based on an internal yield analysis or on estimates of value submitted by a third-party valuation firm. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
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
SEPTEMBER 30, 2023
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of September 30, 2023, our investment portfolio was comprised of 78.0% in debt investments and 22.0% in equity investments, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2023 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2024 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC on May 10, 2023.
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
A third-party valuation firm generally provides estimates of fair value on our debt investments. The Valuation Team generally assigns the third-party valuation firm’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates this third-party valuation firm’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from the third-party valuation firm’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and the Valuation Committee reviews whether the Valuation Designee’s determined fair value is reasonable in light of the Policy and other relevant facts and circumstances.
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
•Yield Analysis — The Valuation Team generally determines the fair value of our debt investments for which we do not have the ability to effectuate a sale of the applicable portfolio company using the yield analysis, which includes a DCF calculation and assumptions that the Valuation Team believes market participants would use, including: estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default, and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by a third-party valuation firm and market quotes.
•Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations, which are corroborated by the Valuation Team (generally by using the yield analysis described above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction and the lack of marketability of the security.

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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2023, our loans to Edge Adhesives Holdings, Inc. ("Edge"), J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) and The Mountain Corporation (“The Mountain”) were on non-accrual status, with an aggregate debt cost basis of $66.9 million, or 10.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $31.0 million, or 5.1% of the fair value of all debt investments in our portfolio. As of March 31, 2023, our loans to Edge, J.R. Hobbs, and The Mountain were on non-accrual status, with an aggregate debt cost basis of $66.9 million, or 12.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $31.7 million, or 6.2% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of September 30, 2023 and March 31, 2023, we did not have any loans with a PIK interest component.
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
As of September 30, 2023 and March 31, 2023, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the six months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023 and March 31, 2023, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2023:
Secured first lien debt	$508,504	$—	$—		$508,504
Secured second lien debt	102,747	—	—		102,747
Preferred equity	267,596	—	—		267,596
Common equity/equivalents	36,789	—	22	(A)	36,767
Total Investments as of September 30, 2023	$915,636	$—	$22		$915,614

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2023:
Secured first lien debt	$437,517	$—	$—		$437,517
Secured second lien debt	75,734	—	—		75,734
Preferred equity	222,585	—	—		222,585
Common equity/equivalents	17,707	—	27	(A)	17,680
Total Investments as of March 31, 2023	$753,543	$—	$27		$753,516
(A)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of September 30, 2023 and March 31, 2023, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	September 30, 2023	March 31, 2023
Non-Control/Non-Affiliate Investments
Secured first lien debt	$351,984	$279,748
Secured second lien debt	54,340	50,842
Preferred equity	219,015	164,534
Common equity/equivalents(A)	3,597	1,724
Total Non-Control/Non-Affiliate Investments	628,936	496,848

Affiliate Investments
Secured first lien debt	156,520	157,769
Secured second lien debt	48,407	24,892
Preferred equity	48,581	58,051
Common equity/equivalents	33,170	15,243
Total Affiliate Investments	286,678	255,955

Control Investments
Secured first lien debt	—	—
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	—	713
Total Control Investments	—	713

Total investments at fair value using Level 3 inputs	$915,614	$753,516
(A)Excludes our investment in Funko with a fair value of $22 thousand and $27 thousand as of September 30, 2023 and March 31, 2023, respectively, which was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of September 30, 2023 and March 31, 2023. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	September 30, 2023	March 31, 2023			September 30, 2023	March 31, 2023
Secured first lien debt	$494,812	$432,126	TEV	EBITDA multiple	3.7x – 10.8x / 6.8x	4.4x – 7.7x / 6.4x
				EBITDA	$1,278–$21,338 / $10,590	$4,251 - $19,083/$10,764
				Revenue multiple	0.3x – 0.6x / 0.3x	0.3x – 0.6x / 0.3x
				Revenue	$15,557 – $98,181 / $85,316	$15,483 – $109,615/$94,957
	13,692	5,391	Yield Analysis	Discount Rate	24.9% – 24.9% /24.9%	19.4% – 19.9% / 19.7%
Secured second lien debt	77,997	62,750	TEV	EBITDA multiple	5.3x – 10.3x / 6.6x	5.4x – 6.6x / 6.2x
				EBITDA	$6,134 – $9,684 / $7,110	$4,112 – $6,379 / $5,501
	24,750	12,984	Yield Analysis	Discount Rate	14.1% – 14.1% / 14.1%	14.0% – 14.0% / 14.0%
Preferred equity	267,596	222,585	TEV	EBITDA multiple	3.7x – 10.8x / 6.4x	4.4x – 7.7x / 5.9x
				EBITDA	$3,176 – $21,338 / $9,278	$4,251 – $19,083 / $9,486
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$15,557 – $98,181 / $62,749	$15,483 – $109,615 / $69,247
Common equity/ equivalents(A)	36,767	17,680	TEV	EBITDA multiple	4.8x – 10.3x / 5.8x	4.7x – 7.2x / 6.4x
				EBITDA	$1,278 – $59,739 / $22,467	$1,105 – $30,833 / $6,273
Total	$915,614	$753,516

(A)Fair value as of both September 30, 2023 and March 31, 2023 excludes our investment in Funko with a fair value of $22 thousand and $27 thousand, respectively, which was valued using Level 2 inputs.
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and six months ended September 30, 2023 and 2022 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended September 30, 2023:
Fair value as of June 30, 2023	$452,215	$104,794	$214,258	$28,780	$800,047
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	889	(2,047)	41,925	7,987	48,754
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	55,400	—	11,413	—	66,813
Settlements / repayments	—	—	—	—	—
Sales	—	—	—	—	—
Transfers	—	—	—	—	—
Fair value as of September 30, 2023	$508,504	$102,747	$267,596	$36,767	$915,614

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six Months Ended September 30, 2023
Fair value as of March 31, 2023	$437,517	$75,734	$222,585	$17,680	$753,516
Total gain (loss):
Net realized gain (loss)(A)	—	—	273	882	1,155
Net unrealized appreciation (depreciation)(B)	887	2,013	30,323	14,800	48,023
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	(93)	(93)
New investments, repayments and settlements(C):
Issuances / originations	70,100	25,000	14,688	5,000	114,788
Settlements / repayments	—	—	—	—	—
Sales(D)	—	—	(273)	(1,502)	(1,775)
Transfers	—	—	—	—	—
Fair value as of September 30, 2023	$508,504	$102,747	$267,596	$36,767	$915,614

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended September 30, 2022:
Fair value as of June 30, 2022	$376,752	$67,936	$238,665	$6,072	$689,425
Total gain (loss):
Net realized gain (loss)(A)	—	—	2,218	—	2,218
Net unrealized appreciation (depreciation)(B)	(11,677)	(4,507)	845	4,717	(10,622)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	70,250	4,000	—	—	74,250
Settlements / repayments	—	(5,096)	—	—	(5,096)
Sales(D)	—	—	(12,298)	—	(12,298)
Transfers(E)	(14,418)	14,418	—	—	—
Fair value as of September 30, 2022	$420,907	$76,751	$229,430	$10,789	$737,877

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six Months Ended September 30, 2022:
Fair value as of March 31, 2022	$425,087	$67,958	$217,599	$3,678	$714,322
Total gain (loss):
Net realized gain (loss)(A)	—	—	6,946	—	6,946
Net unrealized appreciation (depreciation)(B)	(18,812)	(4,534)	18,061	7,111	1,826
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(12,250)	—	(12,250)
New investments, repayments and settlements(C):
Issuances / originations	77,050	4,005	21,000	—	102,055
Settlements / repayments	(48,000)	(5,096)	—	—	(53,096)
Sales(D)	—	—	(21,926)	—	(21,926)
Transfers(E)	(14,418)	14,418	—	—	—
Fair value as of September 30, 2022	$420,907	$76,751	$229,430	$10,789	$737,877
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended September 30, 2023 and 2022.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended September 30, 2023 and 2022.
(C)Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)The six months ended September 30, 2023 includes $0.3 million of proceeds from the recapitalization of Old World Christmas, Inc. ("Old World"). The three and six months ended September 30, 2022 include $10.1 million return of equity cost basis from Horizon Facilities Services, Inc.
(E)2022: Transfers represent (1) secured second lien debt of Ginsey Home Solutions, Inc. with a total cost basis and fair value of $12.2 million, which was converted into secured first lien debt during the three months ended September 30, 2022 and (2) secured first lien debt of PSI Molded Plastics, Inc. with a total cost basis and fair value of $26.6 million, which was converted into secured second lien debt during the three months ended September 30, 2022.

Investment Activity
During the six months ended September 30, 2023, the following significant transactions occurred:
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
•In June 2023, we recapitalized our existing investment in Old World and invested an additional $2.5 million in the form of secured first lien debt. In connection with this investment, we received proceeds of $2.2 million, of which $1.9 million was recognized as dividend income and $0.3 million was recognized as a realized gain.
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
•In August 2023, we invested an additional $18.7 million in the form of secured first lien debt in Nocturne Villa Rentals, Inc. ("Nocturne") to fund an add-on acquisition.
•In September 2023, we invested $46.0 million in a new portfolio company, The E3 Company, LLC ("E3"), in the form of $34.8 million of secured first lien debt and $11.2 million of preferred equity. E3, headquartered in Kilgore, Texas, is a market leader in advanced pressure management solutions for oil and gas well completions.
Investment Concentrations
As of September 30, 2023, our investment portfolio consisted of investments in 26 portfolio companies located in 19 states across 16 different industries with an aggregate fair value of $915.6 million. Our investments in Nocturne, Counsel Press, Inc., Old World, Brunswick Bowling Products, Inc. and Horizon Facilities Services, Inc. represented our five largest portfolio investments at fair value and collectively comprised $364.9 million, or 39.9%, of our total investment portfolio at fair value as of September 30, 2023.
The following table summarizes our investments by security type as of September 30, 2023 and March 31, 2023:

	September 30, 2023				March 31, 2023
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$541,539	64.9%	$508,504	55.5%	$471,439	65.4%	$437,517	58.1%
Secured second lien debt	109,158	13.1%	102,747	11.2%	84,158	11.7%	75,734	10.1%
Total debt	650,697	78.0%	611,251	66.7%	555,597	77.1%	513,251	68.2%

Preferred equity	163,787	19.6%	267,596	29.3%	149,099	20.7%	222,585	29.5%
Common equity/equivalents	20,314	2.4%	36,789	4.0%	15,934	2.2%	17,707	2.3%
Total equity/equivalents	184,101	22.0%	304,385	33.3%	165,033	22.9%	240,292	31.8%
Total investments	$834,798	100.0%	$915,636	100.0%	$720,630	100.0%	$753,543	100.0%

Investments at fair value consisted of the following industry classifications as of September 30, 2023 and March 31, 2023:

	September 30, 2023		March 31, 2023
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$332,982	36.4%	$268,954	35.7%
Home and Office Furnishings, Housewares, and Durable Consumer Products	153,495	16.8%	143,685	19.1%
Hotels, Motels, Inns, and Gaming	80,976	8.8%	58,713	7.8%
Buildings and Real Estate	58,696	6.4%	60,571	8.0%
Healthcare, Education, and Childcare	48,008	5.2%	37,445	5.0%
Oil and Gas	45,983	5.0%	—	—%
Leisure, Amusement, Motion Pictures, and Entertainment	38,509	4.2%	47,616	6.3%
Mining, Steel, Iron and Non-Precious Metals	27,490	3.0%	25,998	3.5%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	26,705	2.9%	20,088	2.7%
Aerospace and Defense	25,696	2.8%	22,215	2.8%
Chemicals, Plastics, and Rubber	23,657	2.6%	24,891	3.3%
Printing and Publishing	15,275	1.7%	—	—%
Cargo Transport	14,157	1.6%	14,707	2.0%
Telecommunications	13,692	1.5%	18,987	2.5%
Other < 2.0%	10,315	1.1%	9,673	1.3%
Total investments	$915,636	100.0%	$753,543	100.0%
Investments at fair value were included in the following geographic regions of the U.S. as of September 30, 2023 and March 31, 2023:

	September 30, 2023		March 31, 2023
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$297,413	32.5%	$266,612	35.4%
South	260,132	28.4%	171,056	22.7%
West	224,107	24.5%	197,989	26.3%
Midwest	133,984	14.6%	117,886	15.6%
Total investments	$915,636	100.0%	$753,543	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2023:

Amount
For the remaining six months ending March 31, 2024	$81,418
For the fiscal years ending March 31:
2025	92,614
2026	204,919
2027	162,746
2028	38,250
Thereafter	70,750
Total contractual repayments	$650,697
Investments in equity securities	184,101
Total cost basis of investments held as of September 30, 2023:	$834,798
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2023 and March 31, 2023, we had gross receivables from portfolio companies of $2.3 million and $2.2 million, respectively. As of both September 30, 2023 and March 31, 2023, the allowance for uncollectible receivables was $1.5 million and $1.6 million, respectively.
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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Average total assets subject to base management fee(A)	$868,200	$722,600	$827,200	$717,600
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%
Base management fee(B)	4,341	3,613	8,272	7,176
Credits to fees from Adviser - other(B)	(2,049)	(1,625)	(3,324)	(2,375)
Net base management fee	$2,292	$1,988	$4,948	$4,801

Loan servicing fee(B)	2,325	1,916	4,497	3,674
Credits to base management fee - loan servicing fee(B)	(2,325)	(1,916)	(4,497)	(3,674)
Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$1,733	$2,437	$3,860	$4,513
Incentive fee – capital gains-based(C)	9,807	(1,669)	9,874	(736)
Total incentive fee(B)	$11,540	$768	$13,734	$3,777
Credits to fees from Adviser - other(B)	—	—	—	—
Net total incentive fee	$11,540	$768	$13,734	$3,777
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies. For the three months ended September 30, 2023 and 2022, these credits totaled $83 thousand and $70 thousand, respectively. For the six months ended September 30, 2023 and 2022, these credits totaled $158 thousand and $106 thousand, respectively.

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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the six months ended September 30, 2023, no capital gains-based incentive fees were contractually due to the Adviser. During the year ended March 31, 2023, no capital gains-based incentive fees were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three and six months ended September 30, 2023, we recorded capital gains-based incentive fees of $9.8 million and $9.9 million, respectively. During the three and six months ended September 30, 2022, we recorded a reversal of capital gains-based incentive fees of $1.7 million and $0.7 million, respectively, of previously accrued capital gains-based incentive fees.
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
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 11, 2023, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2024. Administration fees for the three and six months ended September 30, 2023 were $0.3 million and $0.9 million, respectively. Administration fees for the three and six months ended September 30, 2022 were $0.6 million and $0.9 million, respectively.
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
Other Transactions
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the six months ended September 30, 2023, the fees received by Gladstone Securities from our portfolio companies totaled $0.3 million. During the three and six months ended September 30, 2022, the fees received by Gladstone Securities from our portfolio companies totaled $1.0 million and $1.3 million, respectively.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31,
	2023	2023
Base management and loan servicing fee due to Adviser, net of credits	$(33)	$1,574
Incentive fee due to Adviser(A)	36,706	27,259
Other due to Adviser	590	86
Total fees due to Adviser	37,263	28,919
Fee due to Administrator	389	716
Total related party fees due	$37,652	$29,635
(A)Includes a capital gains-based incentive fee of $35.0 million and $25.1 million as of September 30, 2023 and March 31, 2023, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Co-investment expenses as of September 30, 2023 were $19 thousand. There were no co-investment expenses as of March 31, 2023. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities.
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

The following tables summarize noteworthy information related to the Credit Facility:

	As of September 30, 2023	As of March 31, 2023
Commitment amount	$180,000	$180,000
Borrowings outstanding at cost	$79,300	$35,200
Availability(A)	$100,700	$144,800

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Weighted-average borrowings outstanding	$50,373	$11,671	$46,967	$5,867
Effective interest rate(B)	10.9%	20.1%	11.0%	35.5%
Commitment (unused) fees incurred	$319	$431	$664	$886
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $100.7 million and $144.8 million as of September 30, 2023 and March 31, 2023, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Among other things, the Credit Facility contains a performance guaranty that requires us to maintain: (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $328.5 million as of September 30, 2023; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2023, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $805.9 million, asset coverage on our senior securities representing indebtedness of 211.5%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2023, we were in compliance with all covenants under the Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2023, the discount rate used to determine the fair value of the Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus 3.25% per annum, plus an unused commitment fee of 0.75%. As of March 31, 2023, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.5% floor, plus 2.94% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. As of each of September 30, 2023 and March 31, 2023, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of September 30, 2023 and March 31, 2023, and for the three and six months ended September 30, 2023 and 2022, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2023	March 31, 2023
Credit Facility	$79,208	$35,171

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended September 30, 2023:
Fair value at June 30, 2023	$46,160
Borrowings	95,200
Repayments	(62,100)
Unrealized depreciation	(52)
Fair value at September 30, 2023	$79,208

Six Months Ended September 30, 2023:
Fair value at March 31, 2023	$35,171
Borrowings	127,000
Repayments	(82,900)
Unrealized depreciation	(63)
Fair value at September 30, 2023	$79,208

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended September 30, 2022:
Fair value at June 30, 2022	$—
Borrowings	41,500
Repayments	(24,900)
Unrealized appreciation (depreciation)	—
Fair value at September 30, 2022	$16,600

Six Months Ended September 30, 2022
Fair value at March 31, 2022	$—
Borrowings	41,500
Repayments	(24,900)
Unrealized appreciation (depreciation)	—
Fair value at September 30, 2022	$16,600
The fair value of the collateral under the Credit Facility was $774.9 million and $639.5 million as of September 30, 2023 and March 31, 2023, respectively.

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
The following tables summarize our 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of September 30, 2023 and March 31, 2023:

As of September 30, 2023:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
Notes payable, gross(B)					13,489,500		337,238
Less: Unamortized Discounts							(6,774)
Notes payable, net(C)							$330,464

As of March 31, 2023:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
Notes payable, gross(B)					10,499,500		262,488
Less: Unamortized Discounts							(5,052)
Notes payable, net(C)							$257,436
(A)The 5.00% 2026 Notes and the 4.875% 2028 Notes can be redeemed at our option at any time. The 8.00% 2028 Notes can be redeemed at our option at any time on or after August 1, 2025.
(B)As of September 30, 2023 and March 31, 2023, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 211.5% and 244.7%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of September 30, 2023 was $119.0 million, $121.5 million, and $75.8 million, respectively. The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes and 4.875% 2028 Notes as of March 31, 2023 was $121.5 million and $127.4 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes to be Level 1 inputs within the ASC 820 hierarchy.

NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of September 30, 2023, we had the ability to issue up to $215.6 million of the $300.0 million of securities registered under the registration statement.
Common Equity Offering
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $50.0 million in what is commonly referred to as an “at-the-market” program (“Common Stock ATM Program”). In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC in order to add B. Riley Securities, Inc. as a Sales Agent for the Common Stock ATM Program. As of September 30, 2023, we had remaining capacity to sell up to an additional $40.4 million of common stock under the Common Stock ATM program.

During the three and six months ended September 30, 2023, we sold 304,170 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $13.55 per share, raising approximately $4.1 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.35 and resulted in total net proceeds of approximately $4.1 million. These sales were above our then current estimated NAV per share.

During the three and six months ended September 30, 2022, we sold 29,640 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $15.75 per share, raising approximately $0.5 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $15.59 and resulted in total net proceeds of approximately $0.5 million. These sales were above our then current estimated NAV per share.
NOTE 7. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net increase in net assets resulting from operations	$47,356	$3,075	$56,142	$15,110
Basic and diluted weighted-average common shares	33,817,214	33,218,901	33,704,976	33,212,000
Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$1.40	$0.09	$1.67	$0.45

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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of cash distributions paid to common stockholders during the current calendar year as of September 30, 2023, 72.7% would be from ordinary income and 27.3% would be from capital gains.
We paid the following cash distributions to our common stockholders for the six months ended September 30, 2023 and 2022:
For the Six Months Ended September 30, 2023:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 11, 2023	April 21, 2023	April 28, 2023	$0.08
April 11, 2023	May 23, 2023	May 31, 2023	0.08
April 11, 2023	June 5, 2023	June 15, 2023	0.12	(A)
April 11, 2023	June 21, 2023	June 30, 2023	0.08
July 11, 2023	July 21, 2023	July 31, 2023	0.08
July 11, 2023	August 23, 2023	August 31, 2023	0.08
July 11, 2023	September 7, 2023	September 15, 2023	0.12	(A)
July 11, 2023	September 21, 2023	September 29, 2023	0.08
	Six Months Ended September 30, 2023		$0.720
For the Six Months Ended September 30, 2022:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 12, 2022	April 22, 2022	April 29, 2022	$0.075
April 12, 2022	May 20, 2022	May 31, 2022	0.075
April 12, 2022	June 6, 2022	June 15, 2022	0.120	(A)
April 12, 2022	June 22, 2022	June 30, 2022	0.075
July 12, 2022	July 22, 2022	July 29, 2022	0.075
July 12, 2022	August 23, 2022	August 31, 2022	0.075
July 12, 2022	September 22, 2022	September 30, 2022	0.075
	Six Months Ended September 30, 2022		$0.570
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid were $24.3 million and $18.9 million for the six months ended September 30, 2023 and 2022, respectively.

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
For the three months ended September 30, 2023, we recorded $0.5 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities. For the three months ended September 30, 2022, we recorded $0.4 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.
For the six months ended September 30, 2023, we recorded $0.1 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Capital in excess of par value and Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities. For the six months ended September 30, 2022, we recorded $1.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.
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
NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2023 and March 31, 2023, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $31 thousand and $85 thousand as of September 30, 2023 and March 31, 2023, respectively.

Financial Commitments and Obligations
We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of September 30, 2023 and March 31, 2023 to be insignificant.
The following table summarizes the principal balances of unused line of credit as of September 30, 2023 and March 31, 2023, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	September 30, 2023	March 31, 2023
Unused line of credit commitments	$5,000	$2,150
Total	$5,000	$2,150
NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Per Common Share Data:
Net asset value at beginning of period(A)	$12.99	$13.44	$13.09	$13.43
Income from investment operations(B)
Net investment (loss) income	(0.05)	0.34	0.20	0.57
Net realized gain	0.01	0.07	0.04	0.20
Net unrealized appreciation (depreciation)	1.44	(0.32)	1.43	(0.32)
Total from investment operations	1.40	0.09	1.67	0.45
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.20)	(0.14)	(0.41)	(0.24)
Cash distributions to common stockholders from net realized gains(C)	(0.16)	(0.08)	(0.31)	(0.33)
Total from equity capital activity	(0.36)	(0.22)	(0.72)	(0.57)
Other, net(B)(D)	—	—	(0.01)	—
Net asset value at end of period(A)	$14.03	$13.31	$14.03	$13.31

Per common share market value at beginning of period	$13.04	$14.08	$13.25	$16.13
Per common share market value at end of period	$12.74	$12.10	12.74	12.10
Total investment return(E)	0.42%	(12.64)%	1.54%	(21.91)%
Common stock outstanding at end of period(A)	33,895,675	33,234,663	33,895,675	33,234,663

Statement of Assets and Liabilities Data:
Net assets at end of period	$475,666	$442,470	$475,666	$442,470
Average net assets(F)	$452,907	$449,419	445,936	447,398

Senior Securities Data:
Total borrowings, at cost	$416,538	$279,088	$416,538	$279,088

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)	19.44%	8.35%	15.19%	9.52%
Ratio of net investment (loss) income to average net assets – annualized(H)	(1.53)%	10.16%	3.01%	8.40%
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
(G)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 23.30% and 11.50% for the three months ended September 30, 2023 and 2022, respectively, and 18.70% and 12.23% for the six months ended September 30, 2023 and 2022, respectively.
(H)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets - annualized would have been (5.39)% and 7.01% for the three months ended September 30, 2023 and 2022, respectively, and (0.50)% and 5.69% for the six months ended September 30, 2023 and 2022, respectively.
NOTE 11. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES
In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the six months ended September 30, 2023 and 2022.
NOTE 12. SUBSEQUENT EVENTS
Investment Activity
•In October 2023, we invested an additional $64.7 million in the form of secured second lien debt and common equity in SFEG Holdings, Inc. to fund an add-on acquisition. In connection with the investment, our existing preferred equity with a cost basis of $4.8 million was converted to common equity.

•In October 2023, we exited our investment in Counsel Press, Inc., which resulted in success fee income of $1.4 million, a realized gain of $43.5 million and the repayment of our debt investment of $27.5 million at par.
Distributions and Dividends
In October 2023, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 20, 2023	October 31, 2023	$0.08
November 7, 2023	November 17, 2023	0.12	(A)
November 20, 2023	November 30, 2023	0.08
December 5, 2023	December 15, 2023	0.88	(A)
December 18, 2023	December 29, 2023	0.08
	Total for the Quarter:	$1.24
(A)     Represents a supplemental distribution to common stockholders.

Revolving Line of Credit
On October 30, 2023, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 8 to the Credit Facility. Among other things, the revolving period was extended to October 30, 2026, and if not renewed or extended by such date, all principal and interest will be due and payable by October 30, 2028 (two years after the revolving period end date). Advances under the Credit Facility generally bear interest at 30-day Term SOFR, subject to a floor of 0.35%, plus 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter with a SOFR credit spread adjustment of 10 basis points. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount. The size of the Credit Facility was reduced from $180.0 million to $135.0 million.

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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of September 30, 2023, our investment portfolio was comprised of 78.0% in debt investments and 22.0% in equity investments, at cost.
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
Our shares of common stock, our 5.00% Notes due 2026 (“5.00% 2026 Notes”), our 4.875% Notes due 2028 ("4.875% 2028 Notes") and our 8.00% Notes due 2028 (“8.00% 2028 Notes”) are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINN,” "GAINZ" and “GAINL,” respectively.

Business
Portfolio Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the six months ended September 30, 2023, we invested in two new portfolio companies. From our initial public offering in June 2005 through September 30, 2023, we have invested in 58 companies, excluding investments in syndicated loans, for a total of approximately $1.7 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2023, we had unrecognized, contractual success fees of $59.8 million, or $1.76 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through September 30, 2023, we completed sales of 29 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $261.4 million in net realized gains and $40.4 million in other income upon exit, for a total increase to our net assets of $301.9 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 29 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution run rate by 100.0% from March 2011 through September 30, 2023, and allowed us to declare and pay 20 supplemental distributions to common stockholders from March 2012 through September 30, 2023.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2026, and currently have a total commitment amount of $135.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the six months ended September 30, 2023, we issued our 8.00% 2028 Notes for gross proceeds of $74.8 million and sold 304,170 shares of our common stock under our common stock "at-the-market" program (the "Common Stock ATM Program") for gross proceeds of approximately $4.1 million. During the year ended March 31, 2023, we sold 386,482 shares of our common stock under our Common Stock ATM program for gross proceeds of approximately $5.5 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” further discussion of our common stock.
Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On September 30, 2023, the closing market price of our common stock was $12.74 per share, representing a 9.2% discount to our net asset value (“NAV”) of $14.03 per share as of September 30, 2023. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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
As of September 30, 2023, our asset coverage ratio on our senior securities representing indebtedness was 211.5%.
Investment Highlights
Investment Activity
During the six months ended September 30, 2023, the following significant transactions occurred:
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
•In June 2023, we recapitalized our existing investment in Old World Christmas, Inc. ("Old World") and invested an additional $2.5 million in the form of secured first lien debt. In connection with this investment, we received proceeds of $2.2 million, of which $1.9 million was recognized as dividend income and $0.3 million was recognized as a realized gain.
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
•In August 2023, we invested an additional $18.7 million in the form of secured first lien debt in Nocturne Villa Rentals, Inc. ("Nocturne") to fund an add-on acquisition.
•In September 2023, we invested $46.0 million in a new portfolio company, The E3 Company, LLC ("E3"), in the form of $34.8 million of secured first lien debt and $11.2 million of preferred equity. E3, headquartered in Kilgore, Texas, is a market leader in advanced pressure management solutions for oil and gas well completions.
Subsequent to September 30, 2023, the following significant transactions occurred:
•In October 2023, we invested an additional $64.7 million in the form of secured second lien debt and common equity in SFEG Holdings, Inc. to fund an add-on acquisition. In connection with the investment, our existing preferred equity with a cost basis of $4.8 million was converted to common equity.

•In October 2023, we exited our investment in Counsel Press, Inc., which resulted in success fee income of $1.4 million, a realized gain of $43.5 million and the repayment of our debt investment of $27.5 million at par.

Recent Developments
Distributions and Dividends
In October 2023, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 20, 2023	October 31, 2023	$0.08
November 7, 2023	November 17, 2023	0.12	(A)
November 20, 2023	November 30, 2023	0.08
December 5, 2023	December 15, 2023	0.88	(A)
December 18, 2023	December 29, 2023	0.08
	Total for the Quarter:	$1.24
(A)     Represents a supplemental distribution to common stockholders.
Revolving Line of Credit
On October 30, 2023, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC ("Business Investment"), entered into Amendment No. 8 to the Credit Facility. Among other things, the revolving period was extended to October 30, 2026, and if not renewed or extended by such date, all principal and interest will be due and payable in October 30, 2028 (two years after the revolving period end date). Advances under the Credit Facility generally bear interest at 30-day Term Secured Overinight Financing Rate ("SOFR"), subject to a floor of 0.35%, plus 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter with a SOFR credit spread adjustment of 10 basis points. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount. The facility size was reduced from $180.0 million to $135.0 million.
LIBOR Transition
As of June 30, 2023, the 30-day London Interbank Offered Rate ("LIBOR") was no longer readily available and each of our debt investments had transitioned from LIBOR as the applicable reference rate to 30-day SOFR. We anticipate originating future variable rate debt instruments using SOFR. We experienced minimal impacts on our operations as a result of the transition to SOFR.
Impact of Inflation
We believe the effects of inflation on our historical results of operations and financial condition have not been significant. During the six months ended September 30, 2023, general inflationary pressures and certain commodity price volatility have impacted certain of our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, we expect that the cumulative effect of these inflationary pressures may impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
INVESTMENT INCOME
Interest income	$20,277	$14,237	$6,040	42.4%
Dividend and success fee income	—	6,558	(6,558)	(100.0)%
Total investment income	20,277	20,795	(518)	(2.5)%

EXPENSES
Base management fee	4,341	3,613	728	20.1%
Loan servicing fee	2,325	1,916	409	21.3%
Incentive fee	11,540	768	10,772	NM
Administration fee	334	562	(228)	(40.6)%
Interest expense	6,104	3,857	2,247	58.3%
Amortization of deferred financing costs and discounts	574	450	124	27.6%
Other	1,163	1,754	(591)	(33.7)%
Expenses before credits from Adviser	26,381	12,920	13,461	104.2%
Credits to fees from Adviser	(4,374)	(3,541)	(833)	23.5%
Total expenses, net of credits to fees	22,007	9,379	12,628	134.6%
NET INVESTMENT (LOSS) INCOME	(1,730)	11,416	(13,146)	(115.2)%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain	289	2,302	(2,013)	(87.4)%
Net unrealized appreciation (depreciation)	48,797	(10,643)	59,440	NM
Net realized and unrealized gain (loss)	49,086	(8,341)	57,427	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$47,356	$3,075	$44,281	NM

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	33,817,214	33,218,901	598,313	1.8%

BASIC AND DILUTED PER COMMON SHARE:
Net investment (loss) income	$(0.05)	$0.34	$(0.39)	NM
Net increase in net assets resulting from operations	$1.40	$0.09	$1.31	NM
NM - Not meaningful

Investment Income
Total investment income decreased $0.5 million, or 2.5%, for the three months ended September 30, 2023, as compared to the prior year period, due to a decrease in dividend and success fee income, partially offset by an increase in interest income.
Interest income from our investments in debt securities increased $6.0 million, or 42.4%, for the three months ended September 30, 2023, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2023 was $543.8 million, compared to $467.0 million for the prior year period. This increase was primarily due to the $109.6 million of follow-on debt investments in existing portfolio companies, the origination of $85.8 million of new debt investments, and $14.9 million of loans returned to accrual status, partially offset by $9.4 million of pay-offs, restructurings, or write-offs of debt investments, and $9.2 million of loans placed on non-accrual status, after June 30, 2022, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 14.6% for the three months ended September 30, 2023, compared to 12.1% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period.
As of September 30, 2023, our loans to Edge Adhesives Holdings, Inc. ("Edge"), J.R. Hobbs Co. – Atlanta, LLC ("J.R. Hobbs") and The Mountain Corporation ("The Mountain") were on non-accrual status, with an aggregate debt cost basis of $66.9 million. As of September 30, 2022, our loans to J.R. Hobbs and The Mountain were also on non-accrual status, with an aggregate debt cost basis of $63.4 million.
Dividend and success fee income for the three months ended September 30, 2023 decreased $6.6 million, or 100.0%, from the prior year period, as there was no dividend or success fee income during the three months ended September 30, 2023. During the three months ended September 30, 2022, dividend and success fee income consisted of $4.8 million of dividend income and $1.7 million of success fee income.
As of September 30, 2023 and March 31, 2023, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased $12.6 million, or 134.6%, during the three months ended September 30, 2023, as compared to the prior year period, primarily due to an increase in incentive fees, interest expense and base management fee, partially offset by an increase in credits from the Adviser and a decrease in other expenses.
In accordance with GAAP, during the three months ended September 30, 2023, we recorded a $9.8 million capital gains-based incentive fee compared to a $1.7 million reversal of previously accrued capital gains-based incentive fee during the three months ended September 30, 2022. The capital gains-based incentive fee is a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $0.7 million, for the three months ended September 30, 2023, as compared to the prior year period, primarily due to a decrease in pre-incentive fee net investment income, partially offset by a decrease in net assets, which drives the hurdle rate. The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2023	2022
Average total assets subject to base management fee(A)	$868,200	$722,600
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	$4,341	$3,613
Credits to fees from Adviser - other(B)	(2,049)	(1,625)
Net base management fee	$2,292	$1,988

Loan servicing fee(B)	$2,325	$1,916
Credits to base management fee - loan servicing fee(B)	(2,325)	(1,916)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$1,733	$2,437
Incentive fee – capital gains-based(C)	9,807	(1,669)
Total incentive fee(B)	$11,540	$768
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$11,540	$768
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
Interest expense increased $2.2 million, or 58.3%, during the three months ended September 30, 2023, as compared to the prior year period, primarily due to interest expense related to the 8.00% 2028 Notes issued in May 2023, not present in the prior year period, and increased interest rate and borrowings on the Credit Facility. The weighted-average balance outstanding under the Credit Facility during the three months ended September 30, 2023 was $50.4 million, compared to $11.7 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended September 30, 2023 was 10.9%, as compared to 20.1% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of the decrease in the unused fee associated with the undrawn portion of the Credit Facility, partially offset by an increase in interest rates.

Other expenses decreased $0.6 million, or 33.7%, during the three months ended September 30, 2023, as compared to the prior year period, due to a decrease in professional fees and bad debt expense, partially offset by an increase in tax expense.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Counsel Press, Inc.	$—	$21,667	$—	$21,667
Educators Resources, Inc.	—	9,542	—	9,542
Mason West, LLC	—	8,745	—	8,745
Brunswick Bowling Products, Inc.	—	5,713	—	5,713
Nth Degree Investment Group, LLC	—	5,626	—	5,626
SFEG Holdings, Inc.	—	3,450	—	3,450
The Maids International, LLC	—	1,801	—	1,801
Utah Pacific Bridge & Steel, Ltd.	—	1,213	—	1,213
Dema/Mai Holdings, Inc.	—	(1,126)	—	(1,126)
ImageWorks Display and Marketing Group, Inc.	—	(1,392)	—	(1,392)
Schylling, Inc.	—	(1,439)	—	(1,439)
PSI Molded Plastics, Inc.	—	(1,797)	—	(1,797)
B+T Group Acquisition, Inc.	—	(3,108)	—	(3,108)
Other, net (<$1.0 million, net)	289	(150)	—	139
Total	$289	$48,745	$—	$49,034

	Three Months Ended September 30, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Old World Christmas, Inc.	$—	$6,460	$—	$6,460
Nth Degree Investment Group, LLC	—	5,055	—	5,055
Nocturne Villas Rentals, Inc.	—	2,670	—	2,670
Brunswick Bowling Products, Inc.	—	1,592	—	1,592
Horizon Facilities Service, Inc.	2,218	(1,776)	—	442
ImageWorks Display and Marketing Group, Inc.	—	(1,222)	—	(1,222)
The Maids International, LLC	—	(1,424)	—	(1,424)
Galaxy Technologies Holdings, Inc.	—	(1,549)	—	(1,549)
Counsel Press, Inc.	—	(2,119)	—	(2,119)
PSI Molded Plastics, Inc.	—	(2,976)	—	(2,976)
B+T Group Acquisition, Inc	—	(3,033)	—	(3,033)
Edge Adhesives Holdings, Inc.	—	(5,144)	—	(5,144)
J.R. Hobbs Co. - Atlanta, LLC	—	(6,410)	—	(6,410)
Other, net (<$1.0 million, net)	84	(752)	(15)	(683)
Total	$2,302	$(10,628)	$(15)	$(8,341)
Net Realized Gain (Loss)
During the three months ended September 30, 2023, we recorded net realized gains on investments of $0.3 million related to a prior period exit. During the three months ended September 30, 2022, we recorded net realized gains on investments of $2.3 million, primarily due to a $2.2 million realized gain from the recapitalization of Horizon Facilities Services, Inc.and realized gains related to prior period exits of certain investments.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation of investments of $48.7 million for the three months ended September 30, 2023 was primarily due to increased performance of certain of our portfolio companies and an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies, in addition to increased fair value as a result of expected payoff amounts for certain investments. These increases were partially offset by decreased performance of certain of our other portfolio companies.
Net unrealized depreciation of investments of $10.6 million for the three months ended September 30, 2022 was primarily due to the decreased performance of certain of our portfolio companies and decreased comparable transaction multiples used to estimate the fair value of certain of our portfolio companies. These amounts were partially offset by increased performance of certain of our other portfolio companies, driven partially by the reversal of the impact of COVID-19 on certain of our portfolio companies and the markets in which they operate. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19, and its variants, has had on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, operating challenges, including but not limited to, labor shortages, supply chain delays, increased material costs and demand for their products, and general economic outlook, or the reversal of such impact towards pre-COVID-19 levels.
Across our entire investment portfolio, we recorded net unrealized appreciation of $49.9 million on our equity positions and net unrealized depreciation of $1.2 million on our debt positions, for the three months ended September 30, 2023. As of September 30, 2023, the fair value of our investment portfolio was more than the cost basis by $80.8 million, as compared to June 30, 2023, when the fair value of our investment portfolio was more than the cost basis by $32.1 million, representing net unrealized appreciation of $48.7 million for the three months ended September 30, 2023. Our entire portfolio had a fair value of 109.7% of cost as of September 30, 2023.

Comparison of the Six Months Ended September 30, 2023 to the Six Months Ended September 30, 2022

	For the Six Months Ended September 30,
	2023	2022	$ Change	% Change
INVESTMENT INCOME
Interest income	$38,670	$26,978	$11,692	43.3%
Dividend and success fee income	1,907	13,114	(11,207)	(85.5)%
Total investment income	40,577	40,092	485	1.2%

EXPENSES
Base management fee	8,272	7,176	1,096	15.3%
Loan servicing fee	4,497	3,674	823	22.4%
Incentive fee	13,734	3,777	9,957	263.6%
Administration fee	856	942	(86)	(9.1)%
Interest expense	11,078	7,641	3,437	45.0%
Amortization of deferred financing costs and discounts	1,119	898	221	24.6%
Other	2,132	3,246	(1,114)	(34.3)%
Expenses before credits from Adviser	41,688	27,354	14,334	52.4%
Credits to fees from Adviser	(7,821)	(6,049)	(1,772)	29.3%
Total expenses, net of credits to fees	33,867	21,305	12,562	59.0%
NET INVESTMENT (LOSS) INCOME	6,710	18,787	(12,077)	(64.3)%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain	1,444	6,754	(5,310)	(78.6)%
Net unrealized appreciation (depreciation)	47,988	(10,431)	58,419	NM
Net realized and unrealized gain (loss)	49,432	(3,677)	53,109	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$56,142	$15,110	$41,032	271.6%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	33,704,976	33,212,000	492,976	1.48%

BASIC AND DILUTED PER COMMON SHARE:
Net investment (loss) income	$0.20	$0.57	$(0.37)	(64.9)%
Net increase in net assets resulting from operations	$1.67	$0.45	$1.22	271.1%
NM = Not Meaningful

Investment Income
Total investment income increased $0.5 million, or 1.2%, for the six months ended September 30, 2023, as compared to the prior year period, due to an increase in interest income, partially offset by a decrease in dividend and success fee income.
Interest income from our investments in debt securities increased $11.7 million, or 43.3%, for the six months ended September 30, 2023, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.
The weighted-average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2023 was $519.7 million, compared to $449.1 million for the prior year period. This increase was primarily due to $116.3 million of follow-on debt investments in existing portfolio companies, the origination of $85.8 million of new debt investments, and $14.9 million of loans returned to accrual status, partially offset by $57.4 million of pay-offs, restructurings, or write-offs of debt investments and $9.2 million of loans placed on non-accrual status after March 31, 2022, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 14.6% for the six months ended September 30, 2023, compared to 12.0% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. During the six months ended September 30, 2023 and 2022, we had no collections of past due interest.
As of September 30, 2023, our loans to Edge, J.R. Hobbs and The Mountain were on non-accrual status, with an aggregate debt cost basis of $66.9 million. As of September 30, 2022, our loans to J.R. Hobbs and The Mountain were also on non-accrual status, with an aggregate debt cost basis of $63.4 million.
Dividend and success fee income for the six months ended September 30, 2023 decreased $11.2 million, or 85.5% from the prior year period. During the six months ended September 30, 2023, dividend and success fee income consisted of $1.9 million of dividend income. During the six months ended September 30, 2022, dividend and success fee income consisted primarily of $6.7 million of success fee income and $6.4 million of dividend income.
As of September 30, 2023, and March 31, 2023, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased $12.6 million, or 59.0%, during the six months ended September 30, 2023, as compared to the prior year period, primarily due to an increase in incentive fees.
In accordance with GAAP, we recorded a $9.9 million capital gains-based incentive fee during the six months ended September 30, 2023, compared to a $0.7 million reversal of previously accrued capital gains-based incentive fee during the six months ended September 30, 2022. The capital gains-based incentive fee was a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $0.7 million for the six months ended September 30, 2023, as compared to the prior year period, primarily due to a decrease in pre-incentive fee net investment income, partially offset by a decrease in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2023	2022
Average total assets subject to base management fee(A)	$827,200	$717,600
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%
Base management fee(B)	$8,272	$7,176
Credits to fees from Adviser - other(B)	(3,324)	(2,375)
Net base management fee	$4,948	$4,801

Loan servicing fee(B)	$4,497	$3,674
Credits to base management fee - loan servicing fee(B)	(4,497)	(3,674)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$3,860	$4,513
Incentive fee – capital gains-based(C)	9,874	(736)
Total incentive fee(B)	$13,734	$3,777
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$13,734	$3,777
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
Interest expense increased $3.4 million, or 45.0%, during the six months ended September 30, 2023, as compared to the prior year period, primarily due to interest expense related to the 8.00% 2028 Notes issued in May 2023, not present in the prior year period, and increased interest rate and borrowings on the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the six months ended September 30, 2023 was $47.0 million as compared to $5.9 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the six months ended September 30, 2023 was 11.0%, as compared to 35.5% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of a decrease in unused commitment fees on the undrawn portion of the Credit Facility, partially offset by an increase in interest rates on the drawn portion of the Credit Facility.
Other expenses decreased $1.1 million, or 34.3%, during the six months ended September 30, 2023, as compared to the prior year period, due to a decrease in professional fees, bad debt expense and tax expense.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2023 and 2022 were as follows:

	Six Months Ended September 30, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Counsel Press, Inc.	$—	$22,676	$—	$22,676
Nth Degree Investment Group, LLC	—	12,677	—	12,677
Mason West, LLC	—	11,690	—	11,690
Educators Resource, Inc.	—	10,563	—	10,563
Brunswick Bowling Products, Inc.	—	8,311	—	8,311
SFEG Holdings, Inc.	—	6,437	—	6,437
The Maids International, LLC	—	3,747	—	3,747
Galaxy Technologies Holdings, Inc.	—	3,481	—	3,481
Nocturne Luxury Villas, Inc.	—	1,613	—	1,613
Utah Pacific Bridge & Steel, Ltd.	—	1,493	—	1,493
Ginsey Home Solutions, Inc.	—	1,247	—	1,247
Gladstone SOG Investments, Inc	882	—	(93)	789
PSI Molded Plastics, Inc.	—	(1,234)	—	(1,234)
Dema/Mai Holdings, Inc.	—	(1,875)	—	(1,875)
Old World Christmas, Inc.	273	(2,247)	—	(1,974)
B+T Group Acquisition, Inc.	—	(5,295)	—	(5,295)
Horizon Facilities Services, Inc.	—	(5,758)	—	(5,758)
Schylling, Inc.	—	(8,394)	—	(8,394)
ImageWorks Display and Marketing Group, Inc.	—	(10,276)	—	(10,276)
Other, net (<$1.0 million, net)	289	(838)	—	(549)
Total	$1,444	$48,018	$(93)	$49,369

	Six Months Ended September 30, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Horizon Facilities Service, Inc.	$2,218	$13,728	$—	15,946
Nocturne Villa Rentals, Inc.	—	8,817	—	8,817
Nth Degree Investment Group, LLC	—	7,680	—	7,680
Brunswick Bowling Products, Inc.	—	6,495	—	6,495
Old World Christmas, Inc.	—	5,786	—	5,786
SFEG Holdings, Inc.	—	3,584	—	3,584
Counsel Press, Inc.	—	1,871	—	1,871
Utah Pacific Bridge & Steel, Ltd.	—	(882)	—	(882)
Schylling Inc.	—	(1,345)	—	(1,345)
Galaxy Technologies Holdings, Inc.	—	(1,549)	—	(1,549)
Mason West, LLC	—	(1,938)	—	(1,938)
ImageWorks Display and Marketing Gorup, Inc.	—	(2,354)	—	(2,354)
The Maids International, LLC	—	(2,679)	—	(2,679)
The Mountain Corporation	—	(2,930)	—	(2,930)
PSI Molded Plastics, Inc.	—	(2,976)	—	(2,976)
Ginsey Home Solutions, Inc.	—	(3,263)	—	(3,263)
Edge Adhesives Holdings, Inc.	—	(5,247)	—	(5,247)
Bassett Creek Services, Inc.	4,728	—	(12,250)	(7,522)
B+T Group Acquisition, Inc.	—	(9,267)	—	(9,267)
J.R. Hobbs Co. – Atlanta, LLC	—	(11,568)	—	(11,568)
Other, net (<$1.0 million, net)	(192)	(128)	(16)	(336)
Total	$6,754	$1,835	$(12,266)	$(3,677)

Net Realized Gain (Loss)
During the six months ended September 30, 2023, we recorded net realized gains on investments of $1.4 million, primarily due to $1.2 million of realized gains related to certain prior period exits and $0.3 million of realized gain from the recapitalization of Old World. During the six months ended September 30, 2022, we recorded net realized gains on investments of $6.8 million, primarily due to a $4.7 million realized gain from the exit of Bassett Creek, a $2.2 million realized gain from the recapitalization of Horizon and realized gains related to prior period exits of certain investments.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation of investments of $47.9 million for the six months ended September 30, 2023 was primarily due to increased performance of certain of our portfolio companies and an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies, in addition to increased fair value as a result of expected payoff amounts for certain investments. These increases were partially offset by decreased performance of certain of our other portfolio companies.
Net unrealized depreciation of investments of $10.4 million for the six months ended September 30, 2022 was primarily due to the reversal of unrealized appreciation of our investment in Bassett Creek upon its exit, partially offset by net unrealized appreciation across our portfolio. The net appreciation was driven primarily by increased performance of certain of our portfolio companies, driven partially by the reversal of the impact of COVID-19 on certain of our portfolio companies and the markets in which they operate. These amounts were partially offset by decreased performance of certain of our other portfolio companies and decreased comparable transaction multiples used to estimate the fair value of certain of our portfolio companies. These amounts were partially offset by increased performance of certain of our other portfolio companies, driven partially by the reversal of the impact of COVID-19 on certain of our portfolio companies and the markets in which they operate. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19, and its variants, has had on our portfolio companies and the markets in which they operate, including government restrictions on the portfolio companies’ ability to operate under historical conditions, current and future shutdowns and reopening restrictions, operating challenges, including but not limited to, labor shortages, supply chain delays, increased material costs and demand for their products, and general economic outlook, or the reversal of such impact towards pre-COVID-19 levels.
Across our entire investment portfolio, we recorded net unrealized appreciation of $45.0 million on our equity positions and appreciation of $2.9 million on our debt positions, for the six months ended September 30, 2023. As of September 30, 2023, the fair value of our investment portfolio was more than the cost basis by $80.8 million, as compared to March 31, 2023, when the fair value of our investment portfolio was more than the cost basis by $32.9 million, representing net unrealized appreciation of $48.0 million for the six months ended September 30, 2023. Our entire portfolio had a fair value of 109.7% of cost as of September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash used in operating activities for the six months ended September 30, 2023 was $96.6 million, compared to net cash used in operating activities of $9.4 million for the six months ended September 30, 2022. This change was primarily due to a decrease in net proceeds from the sale of investments and an increase in purchase of investments.
Purchases of investments were $114.8 million during the six months ended September 30, 2023, compared to $102.0 million during the six months ended September 30, 2022. Net proceeds from the sale and recapitalization of investments totaled $1.8 million during the six months ended September 30, 2023, compared to aggregate net proceeds from the sale and recapitalization of investments and principal repayments of investments of $69.7 million during the six months ended September 30, 2022.
As of September 30, 2023, we had equity investments in and/or loans to 26 portfolio companies with an aggregate cost basis of $834.8 million. As of September 30, 2022, we had equity investments in and/or loans to 26 portfolio companies with an aggregate cost basis of $703.2 million.
The following table summarizes our total portfolio investment activity during the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30,
	2023	2022
Beginning investment portfolio, at fair value	$753,543	$714,396
New investments	53,530	60,050
Disbursements to existing portfolio companies	61,258	41,996
Unscheduled principal repayments (A)	—	(53,096)
Net proceeds from sale and recapitalization of investments	(1,775)	(21,690)
Net realized gain on investments	1,155	6,701
Net unrealized appreciation (depreciation) of investments	48,018	1,835
Reversal of net unrealized appreciation of investments	(93)	(12,266)
Amortization of premiums, discounts, and acquisition costs, net	—	9
Ending investment portfolio, at fair value	$915,636	$737,935
(A)The six months ended September 30, 2022 includes $5.1 million of non-cash principal repayments related to the August 2022 refinancing at Ginsey.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2023:

Amount
For the remaining six months ending March 31, 2024	$81,418
For the fiscal years ending March 31:
2025	92,614
2026	204,919
2027	162,746
2028	38,250
Thereafter	70,750
Total contractual repayments	$650,697
Investments in equity securities	184,101
Total cost basis of investments held as of September 30, 2023:	$834,798

Financing Activities
Net cash provided by financing activities for the six months ended September 30, 2023 was $95.9 million, which consisted primarily of $74.8 million of gross proceeds from the issuance of our 8.00% 2028 Notes, $44.1 million of net borrowings under the Credit Facility and $4.1 million proceeds from issuance of common stock, net of expenses and shelf offering registration costs, partially offset by $24.3 million in distributions to common stockholders and $2.7 million of deferred financing and offering costs.
Net cash used in financing activities for the six months ended September 30, 2022 was $2.1 million, which consisted primarily of $18.9 million in distributions to common stockholders, partially offset by $16.6 million of net borrowings under the Credit Facility.
Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the six months from April through September 2023, and supplemental distributions of $0.12 per common share in June and September 2023. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in October 2023.
For the fiscal year ended March 31, 2023, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.4 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2023, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $10.6 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2023, we recorded $1.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions. For the six months ended September 30, 2023, we recorded $0.1 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Capital in excess of par value and Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions.
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

Equity
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to $215.6 million of the $300.0 million of securities registered under the registration statement.
Common Stock
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $50.0 million in our Common Stock ATM Program. In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC in order to add B. Riley Securities, Inc. as a Sales Agent for the Common Stock ATM Program. As of September 30, 2023, we had remaining capacity to sell up to an additional $40.4 million of common stock under the Common Stock ATM program.
During the three and six months ended September 30, 2023, we sold 304,170 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $13.55 per share, raising approximately $4.1 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.35 and resulted in total net proceeds of approximately $4.1 million. These sales were above our then current estimated NAV per share.

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
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On September 30, 2023, the closing market price of our common stock was $12.74 per share, representing a 9.2% discount to our NAV per share of $14.03 as of September 30, 2023.
Revolving Line of Credit
Previously, on April 10, 2023, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 7 to the Credit Facility with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The reference rate was updated from LIBOR to Term SOFR plus an 11 basis point credit spread adjustment.
Previously, on March 8, 2021, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 6 to the Credit Facility with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to February 29, 2024, and if not renewed or extended by such date, all principal and interest will be due and payable on February 28, 2026 (two years after the revolving period end date).

As of September 30, 2023, advances under the Credit Facility generally bore interest at 30-day SOFR, subject to a floor of 0.35%, plus 2.85% per annum until February 29, 2024, with the margin then increasing to 3.10% for the period from February 29, 2024 to February 28, 2025, and increasing further to 3.35% thereafter with a SOFR credit spread adjustment of 11 basis points. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the average unused commitment amount for the period is less than or equal to 50% of the total commitment amount, 0.75% per annum if the average unused commitment amount for the period is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the average unused commitment amount for the period is greater than 65% of the total commitment amount. At September 30, 2023, we had $79.3 million borrowings outstanding on the Credit Facility and as of the date of this report, we had $68.8 million outstanding under the Credit Facility.
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
Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $328.5 million as of September 30, 2023, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2023, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $805.9 million, asset coverage on our senior securities representing indebtedness of 211.5%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2023, we had availability, after adjustments for various constraints based on collateral quality, of $100.7 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

See "Recent Developments - Revolving Line of Credit".
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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2023 and March 31, 2023, we had unrecognized, contractual off-balance sheet success fee receivables of $59.8 million and $53.6 million (or approximately $1.76 and $1.60 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of September 30, 2023 to be insignificant.
The following table shows our contractual obligations as of September 30, 2023, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$79,300	$—	$79,300	$—	$—
Notes payable	337,238	—	127,938	74,750	134,550
Interest payments on obligations(C)	96,716	26,382	45,705	24,082	547
Total	$513,254	$26,382	$252,943	$98,832	$135,097
(A)Excludes unused line of credit commitments to our portfolio companies in the aggregate principal of $5.0 million.
(B)Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on the Credit Facility, 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of September 30, 2023.
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
The following table reflects risk ratings for all loans in our portfolio as of September 30, 2023 and March 31, 2023:

Rating	September 30, 2023	March 31, 2023
Highest	9.0	9.0
Average	6.5	6.4
Weighted-average	6.9	7.3
Lowest	1.0	1.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both September 30, 2023 and March 31, 2023.
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
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and up to approximately 10% at fixed rates. As of September 30, 2023 and March 31, 2023, all of our variable-rate loans have rates associated with the current 30-day SOFR rate and 30-day LIBOR rate, respectively, and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	September 30, 2023	March 31, 2023
Variable rates with a floor	100.0%	100.0%
Fixed rates	—	—%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the six months ended September 30, 2023 from those included in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1© ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement.” In addition, during the three months ended September 30, 2023, we did not adopt or terminated any Rule 10b5-1 trading arrangement.

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

10.1
Amendment No. 8 to Fifth Amended and Restated Credit Agreement, dated as of October 30, 2023 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed October 31, 2023.

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2023 and March 31, 2023, (ii) the Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended September 30, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and 2022, (v) the Consolidated Schedules of Investments as of September 30, 2023 and March 31, 2023, and (vi) the Notes to Consolidated Financial Statements

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Rachael Easton
Rachael Easton
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Date: November 1, 2023