Form 10-Q
period 2023-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2024-02-06
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	x	Smaller reporting company	o
Emerging growth company	o
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 5, 2024 was 35,890,160.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	December 31, 2023	March 31, 2023
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $545,299 and $429,305, respectively)	$620,338	$496,875
Affiliate investments (Cost of $291,146 and $276,055, respectively)	278,226	255,955
Control investments (Cost of $32,059 and $15,270, respectively)	4,244	713
Cash and cash equivalents	2,819	2,683
Restricted cash and cash equivalents	766	565
Interest receivable	6,575	3,038
Due from administrative agent	2,151	3,899
Deferred financing costs, net	1,069	431
Other assets, net	1,436	1,485
TOTAL ASSETS	$917,624	$765,644

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $82,600 and $35,200, respectively)	$82,600	$35,171
Notes payable, net	330,904	257,436
Total borrowings	413,504	292,607
Accounts payable and accrued expenses	1,596	786
Interest payable	3,545	2,309
Fees due to Adviser(A)	37,693	28,919
Fee due to Administrator(A)	575	716
Other liabilities	770	565
TOTAL LIABILITIES	$457,683	$325,902
Commitments and contingencies(B)
NET ASSETS	$459,941	$439,742

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 35,351,954 and 33,591,505 shares issued and outstanding, respectively	$35	$34
Capital in excess of par value	426,302	401,798
Cumulative net unrealized appreciation of investments	34,304	32,913
Cumulative net unrealized depreciation of other	—	29
Overdistributed net investment income	(16,666)	(5,527)
Accumulated net realized gain in excess of distributions	15,966	10,495
Total distributable earnings	33,604	37,910
TOTAL NET ASSETS	$459,941	$439,742

NET ASSET VALUE PER SHARE	$13.01	$13.09
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$15,237	$11,357	$41,353	$30,007
Affiliate investments	6,351	4,689	18,285	12,985
Cash and cash equivalents	111	21	731	53
Total interest income	21,699	16,067	60,369	43,045
Dividend income
Non-Control/Non-Affiliate investments	—	—	—	4,829
Affiliate investments	—	4,466	1,907	6,018
Total dividend income	—	4,466	1,907	10,847
Success fee income
Non-Control/Non-Affiliate investments	1,382	1,061	1,382	7,794
Total success fee income	1,382	1,061	1,382	7,794
Total investment income	$23,081	$21,594	$63,658	$61,686

EXPENSES
Base management fee(A)	$4,602	$3,789	$12,874	$10,965
Loan servicing fee(A)	2,332	2,080	6,829	5,754
Incentive fee(A)	1,667	3,945	15,401	7,722
Administration fee(A)	450	410	1,306	1,352
Interest expense on borrowings	6,520	4,074	17,598	11,715
Amortization of deferred financing costs and discounts	589	452	1,708	1,350
Professional fees	411	331	1,030	1,564
Other general and administrative expenses	891	780	2,404	2,793
Expenses before credits from Adviser	17,462	15,861	59,150	43,215
Credits to base management fee – loan servicing fee(A)	(2,332)	(2,080)	(6,829)	(5,754)
Credits to fees from Adviser - other(A)	(1,793)	(756)	(5,117)	(3,131)
Total expenses, net of credits to fees	13,337	13,025	47,204	34,330
NET INVESTMENT INCOME	$9,744	$8,569	$16,454	$27,356

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$43,459	$473	$43,748	$7,504
Affiliate investments	2	3,371	275	3,371
Control investments	—	—	882	(277)
Total net realized gain	43,461	3,844	44,905	10,598
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(42,325)	2,683	7,470	16,687
Affiliate investments	(4,110)	683	(5,887)	(23,752)
Control investments	(99)	—	(192)	—
Other	(92)	—	(29)	—
Total net unrealized (depreciation) appreciation	(46,626)	3,366	1,362	(7,065)
Net realized and unrealized (loss) gain	(3,165)	7,210	46,267	3,533

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,579	$15,779	$62,721	$30,889

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.28	$0.26	$0.49	$0.82
Net increase in net assets resulting from operations	$0.19	$0.47	$1.85	$0.93

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	34,351,597	33,316,055	33,921,300	33,246,811
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2023	2022
NET ASSETS, MARCH 31	$439,742	$445,830
OPERATIONS
Net investment income	8,440	7,371
Net realized gain on investments	1,155	4,452
Net unrealized (depreciation) appreciation of investments	(820)	212
Net unrealized depreciation of other	11	—
Net increase in net assets from operations	8,786	12,035
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.21 and $0.10 per share, respectively)	(7,069)	(3,188)
Distributions to common stockholders from net realized gains ($0.15 and $0.25 per share, respectively)	(5,024)	(8,268)
Net decrease in net assets from distributions	(12,093)	(11,456)
CAPITAL ACTIVITY
Issuance of common stock	—	—
Discounts, commissions, and offering costs for issuance of common stock	—	—
Net increase in net assets from capital activity	—	—
NET (DECREASE) INCREASE IN NET ASSETS	(3,307)	579
NET ASSETS, JUNE 30	$436,435	$446,409
OPERATIONS
Net investment (loss) income	$(1,730)	$11,416
Net realized gain on investments	289	2,302
Net unrealized appreciation (depreciation) of investments	48,745	(10,643)
Net unrealized depreciation of other	52	—
Net increase in net assets from operations	47,356	3,075
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.20 and $0.14 per share, respectively)	(6,665)	(4,678)
Distributions to common stockholders from net realized gains ($0.16 and $0.08 per share, respectively)	(5,519)	(2,797)
Net decrease in net assets from distributions	(12,184)	(7,475)
CAPITAL ACTIVITY
Issuance of common stock	4,121	467
Discounts, commissions, and offering costs for issuance of common stock	(62)	(6)
Net increase in net assets from capital activity	4,059	461
NET INCREASE (DECREASE) IN NET ASSETS	39,231	(3,939)
NET ASSETS, SEPTEMBER 30	$475,666	$442,470
OPERATIONS
Net investment income	$9,744	$8,569
Net realized gain on investments	43,461	3,844
Net unrealized (depreciation) appreciation of investments	(46,534)	3,366
Net unrealized appreciation of other	(92)	—
Net increase in net assets from operations	6,579	15,779
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.43 and $0.22 per share, respectively)	(15,093)	(7,360)
Distributions to common stockholders from net realized gains ($0.81 and $0.14 per share, respectively)	(28,009)	(4,652)
Net decrease in net assets from distributions	(43,102)	(12,012)
CAPITAL ACTIVITY
Issuance of common stock	21,130	2,996
Discounts, commissions, and offering costs for issuance of common stock	(332)	(42)
Net increase in net assets from capital activity	20,798	2,954
NET (DECREASE) INCREASE IN NET ASSETS	(15,725)	6,721
NET ASSETS, DECEMBER 31	$459,941	$449,191
(A)Refer to Note 8 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$62,721	$30,889
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(182,988)	(133,506)
Principal repayments of investments	27,500	50,300
Net proceeds from the sale and recapitalization of investments	52,228	35,533
Net realized gain on investments	(44,905)	(10,598)
Net unrealized (appreciation) depreciation of investments	(1,391)	7,065
Net unrealized appreciation of other	29	—
Amortization of premiums, discounts, and acquisition costs, net	—	(12)
Amortization of deferred financing costs and discounts	1,708	1,350
Bad debt (recoveries) expense, net	(54)	202
Changes in assets and liabilities:
Increase in interest receivable	(3,537)	(1,036)
Decrease in due from administrative agent	1,748	4,585
Decrease (increase) in other assets, net	99	(597)
Increase in accounts payable and accrued expenses	810	964
Increase in interest payable	1,236	106
Increase in fees due to Adviser(A)	8,724	820
Decrease in fee due to Administrator(A)	(141)	(63)
Increase in other liabilities	496	593
Net cash used in operating activities	(75,717)	(13,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	25,251	3,463
Discounts, commissions, and offering costs for issuance of common stock	(297)	(48)
Proceeds from line of credit	231,900	82,900
Repayments on line of credit	(184,500)	(53,300)
Proceeds from issuance of notes payable	74,750	—
Deferred financing and offering costs	(3,671)	(315)
Distributions paid to common stockholders	(67,379)	(30,943)
Net cash provided by financing activities	76,054	1,757

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	337	(11,648)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	3,248	14,495

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$3,585	$2,847

CASH PAID FOR INTEREST	$15,585	$10,329
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 134.9%
Secured First Lien Debt – 70.6%
Buildings and Real Estate – 8.3%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 16.4% Cash, Due 7/2027)(J)	$38,250	$38,250	$38,250

Diversified/Conglomerate Manufacturing – 1.2%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (SOFR+7.0%, 12.4% Cash (0.3% Unused Fee), Due 3/2024)(J)	2,750	2,750	2,750
Phoenix Door Systems, Inc. – Term Debt (SOFR+11.0%, 16.4% Cash, Due 9/2024)(J)	3,200	3,200	2,544
		5,950	5,294
Diversified/Conglomerate Services – 18.0%
Horizon Facilities Services, Inc. – Term Debt (SOFR+7.5%, 12.9% Cash, Due 6/2026)(J)	57,700	57,700	57,700
Mason West, LLC – Term Debt (SOFR+10.0%, 15.4% Cash, Due 7/2025)(J)	25,250	25,250	25,250
		82,950	82,950
Healthcare, Education, and Childcare – 4.3%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 15.9% Cash, Due 3/2025)(J)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.0%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 15.4% Cash, Due 1/2026)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 15.4% Cash, Due 1/2026)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 15.4% Cash, Due 11/2025)(J)	12,200	12,200	12,153
		36,750	36,703
Hotels, Motels, Inns, and Gaming – 14.2%
Nocturne Luxury Villas, Inc. – Line of Credit, $0 available (SOFR+8.0%, 13.4% Cash, Due 6/2024)(J)	4,000	4,000	4,000
Nocturne Luxury Villas, Inc. – Term Debt (SOFR+10.5%, 14.5% Cash, Due 6/2026)(J)(P)	61,100	61,100	61,100
		65,100	65,100
Leisure, Amusement, Motion Pictures, and Entertainment – 6.1%
Schylling, Inc. – Term Debt (SOFR+11.0%, 16.4% Cash, Due 5/2025)(J)	27,981	27,981	27,981

Oil and Gas – 7.6%
The E3 Company, LLC – Line of Credit, $1,000 available (SOFR+5.5%, 10.9% Cash, Due 2/2025)(J)	1,000	1,000	1,000
The E3 Company, LLC – Term Debt (SOFR+9.0%, 14.4% Cash, Due 9/2028)(J)	33,750	33,750	33,750
		34,750	34,750

Printing and Publishing – 2.9%
Home Concepts Acquisition, Inc. – Line of Credit, $500 available (SOFR+6.0%, 11.4% Cash, Due 11/2024)(J)	1,500	1,500	1,500
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 14.4% Cash, Due 5/2028)(J)	12,000	12,000	12,000
		13,500	13,500

Total Secured First Lien Debt		$325,231	$324,528

Secured Second Lien Debt – 20.3%
Aerospace and Defense – 5.6%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 9.5% Cash, Due 10/2026)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 12.4% Cash, Due 10/2026)(J)	18,796	18,796	18,796
		25,696	25,696
Cargo Transport – 2.8%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 14.4% Cash, Due 5/2024)(Q)	13,000	13,000	13,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 11.9%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(J)	54,644	54,644	54,644

Total Secured Second Lien Debt		$93,340	$93,340

Preferred Equity – 35.7%
Buildings and Real Estate – 5.7%
Dema/Mai Holdings, Inc. - Preferred Equity(C)(J)	21,000	$21,000	$26,102

Diversified/Conglomerate Services – 5.5%
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	5,382
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	20,146
		11,206	25,528
Healthcare, Education, and Childcare – 6.6%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	30,237

Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.5%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	43,599
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	—
		16,236	43,599
Hotels, Motels, Inns, and Gaming – 3.4%
Nocturne Luxury Villas, Inc. – Preferred Stock(C)(J)	6,600	6,600	15,457

Leisure, Amusement, Motion Pictures, and Entertainment – 2.2%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	10,375

Oil and Gas – 2.4%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	11,233

Printing and Publishing - 0.4%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	1,710

Total Preferred Equity		$82,110	$164,241

Common Equity/Equivalents – 8.3%
Aerospace and Defense – 0.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$58

Cargo Transport – 0.1%
Diligent Delivery Systems – Common Stock Warrants(C)(Q)	8%	500	500

Diversified/Conglomerate Manufacturing– 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)- 8.2%
SFEG Holdings, Inc. – Common Stock(C)(J)	18,721	30,746	37,649

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(K) – Common Units(C)(O)	4,239	21	22

Total Common Equity/Equivalents		$44,618	$38,229

Total Non-Control/Non-Affiliate Investments		$545,299	$620,338

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
AFFILIATE INVESTMENTS(M) – 60.5%
Secured First Lien Debt – 32.0%
Diversified/Conglomerate Services – 16.8%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 16.4% Cash, Due 11/2025)(J)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (SOFR+6.0%, 11.4% Cash, Due 6/2025)(G)(J)	5,000	5,000	2,670
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (SOFR+6.0%, 11.4% Cash, Due 6/2025)(G)(J)	16,500	16,500	8,810
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 15.6% Cash, Due 6/2025)(G)(J)	26,000	26,000	13,882
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 11.4% Cash, Due 6/2025)(G)(J)	2,438	2,438	1,301
The Maids International, LLC – Term Debt (SOFR+10.5%, 15.9% Cash, Due 3/2025)(J)	28,560	28,560	28,560
		100,498	77,223
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.3%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 14.9% Cash, Due 12/2025)(J)	43,000	43,000	43,000

Mining, Steel, Iron and Non-Precious Metals – 4.0%
Utah Pacific Bridge & Steel, Ltd. – Term Debt (SOFR+10.0%, 15.4% Cash, Due 7/2026)(J)	18,250	18,250	18,250

Telecommunications – 1.9%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.4% Cash, Due 12/2024)(J)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.4% Cash, Due 12/2024)(J)	14,000	14,000	6,081
		16,800	8,881

Total Secured First Lien Debt		$178,548	$147,354

Secured Second Lien Debt – 9.6%
Chemicals, Plastics, and Rubber – 4.2%
PSI Molded Plastics, Inc. – Term Debt (SOFR+5.5%, 10.9% Cash, Due 1/2024)(J)	$26,618	$26,618	$19,256

Diversified/Conglomerate Services – 5.4%
Nth Degree, Inc. – Term Debt (SOFR+8.5%, 13.9% Cash, Due 6/2029)(I)	25,000	25,000	24,884

Total Secured Second Lien Debt		$51,618	$44,140

Preferred Equity – 11.0%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	158,598	$19,730	$—

Diversified/Conglomerate Services – 1.8%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	1,855
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	6,392
		24,309	8,247
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.1%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	32,595

Mining, Steel, Iron and Non-Precious Metals – 2.1%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock(C)(J)	6,000	6,000	9,581

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$54,761	$50,423

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Common Equity/Equivalents – 7.9%
Diversified/Conglomerate Services – 7.9%
Nth Degree Investment Group, LLC – Common Stock(C)(J)	17,216,976	$6,219	$36,309

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$6,219	$36,309

Total Affiliate Investments		$291,146	$278,226

CONTROL INVESTMENTS(N) – 0.9%
Secured First Lien Debt – 0.9%
Diversified/Conglomerate Manufacturing – 0.9%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 10.9%Cash, Due 8/2024)(G)(J)	9,210	9,210	4,244

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Line of Credit, $0 available (SOFR+5.0%, 10.4% Cash, Due 5/2023)(G)(J)	4,550	4,550	—

Total Secured First Lien Debt		$13,760	$4,244

Secured Second Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Term Debt (SOFR+4.0%, 9.4% Cash, Due 4/2024)(G)(J)	$3,200	$3,200	$—

Total Secured Second Lien Debt		$3,200	$—

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock(C)(J)	6,899	6,899	$—

Total Preferred Equity		$15,098	$—

Common Equity/Equivalents – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(J)	751	$1	$—

Total Common Equity/Equivalents		$1	$—

Total Control Investments		$32,059	$4,244

TOTAL INVESTMENTS – 196.3%		$868,504	$902,808

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $702.9 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2023, our investment in Funko Acquisition Holdings, LLC ("Funko") was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30 day Secured Overnight Financing Rate ("SOFR"), which was 5.4% as of December 31, 2023. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2023.
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
(Q)Fair value was based on the expected exit or payoff amount, where such even has occurred or is expected to occur imminently.

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
DECEMBER 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of December 31, 2023, our investment portfolio was comprised of 76.6% in debt investments and 23.4% in equity investments, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2023 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2024 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC on May 10, 2023.
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
Board Responsibility
Our board of directors (the “Board of Directors”) has approved investment valuation policies and procedures pursuant to Rule 2a-5 under the 1940 Act (the “Policy”) and, in July 2022, designated the Adviser to serve as the Board of Directors’ valuation designee ("Valuation Designee") under the 1940 Act.
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2023, our loans to Edge Adhesives Holdings, Inc. ("Edge"), J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) and The Mountain Corporation (“The Mountain”) were on non-accrual status, with an aggregate debt cost basis of $66.9 million, or 10.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $30.9 million, or 5.0% of the fair value of all debt investments in our portfolio. As of March 31, 2023, our loans to Edge, J.R. Hobbs, and The Mountain were on non-accrual status, with an aggregate debt cost basis of $66.9 million, or 12.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $31.7 million, or 6.2% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of December 31, 2023 and March 31, 2023, we did not have any loans with a PIK interest component.
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

Related Party Fees
We are party to the Advisory Agreement with the Adviser, which is indirectly owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the "Credit Facility").
We are also party to the Administration Agreement with the Administrator, which is indirectly owned and controlled by our chairman and chief executive officer, whereby we pay separately for administrative services.
Refer to Note 4 — Related Party Transactions for additional information regarding these related party fees and agreements.
NOTE 3. INVESTMENTS
Fair Value
In accordance with ASC 820, the fair value of our investments is determined to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between willing market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date.
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
As of December 31, 2023 and March 31, 2023, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the nine months ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and March 31, 2023, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2023:
Secured first lien debt	$476,126	$—	$—		$476,126
Secured second lien debt	137,480	—	—		137,480
Preferred equity	214,664	—	—		214,664
Common equity/equivalents	74,538	—	22	(A)	74,516
Total Investments as of December 31, 2023	$902,808	$—	$22		$902,786

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2023:
Secured first lien debt	$437,517	$—	$—		$437,517
Secured second lien debt	75,734	—	—		75,734
Preferred equity	222,585	—	—		222,585
Common equity/equivalents	17,707	—	27	(A)	17,680
Total Investments as of March 31, 2023	$753,543	$—	$27		$753,516
(A)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of December 31, 2023 and March 31, 2023, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	December 31, 2023	March 31, 2023
Non-Control/Non-Affiliate Investments
Secured first lien debt	$324,528	$279,748
Secured second lien debt	93,340	50,842
Preferred equity	164,241	164,534
Common equity/equivalents(A)	38,207	1,724
Total Non-Control/Non-Affiliate Investments	620,316	496,848

Affiliate Investments
Secured first lien debt	147,354	157,769
Secured second lien debt	44,140	24,892
Preferred equity	50,423	58,051
Common equity/equivalents	36,309	15,243
Total Affiliate Investments	278,226	255,955

Control Investments
Secured first lien debt	4,244	—
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	—	713
Total Control Investments	4,244	713

Total investments at fair value using Level 3 inputs	$902,786	$753,516
(A)Excludes our investment in Funko with a fair value of $22 thousand and $27 thousand as of December 31, 2023 and March 31, 2023, respectively, which was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of December 31, 2023 and March 31, 2023. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	December 31, 2023	March 31, 2023			December 31, 2023	March 31, 2023
Secured first lien debt	$476,126	$432,126	TEV	EBITDA multiple	4.0x – 9.0x / 6.5x	4.4x – 7.7x / 6.4x
				EBITDA	$1,100–$22,168 / $10,884	$4,251 – $19,083 / $10,764
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.3x
				Revenue	$15,332 – $98,136 / $73,695	$15,483 – $109,615 / $94,957
	—	5,391	Yield Analysis	Discount Rate	N/A	19.4% – 19.9% / 19.7%
Secured second lien debt	112,595	62,750	TEV	EBITDA multiple	5.1x – 10.9x / 6.5x	5.4x – 6.6x / 6.2x
				EBITDA	$5,839 – $8,771 / $7,706	$4,112 – $6,379 / $5,501
	24,885	12,984	Yield Analysis	Discount Rate	14.0% – 14.0% / 14.0%	14.0% – 14.0% / 14.0%
Preferred equity	214,664	222,585	TEV	EBITDA multiple	4.0x – 9.0x / 6.1x	4.4x – 7.7x / 5.9x
				EBITDA	$3,135 – $22,168 / $9,974	$4,251 – $19,083 / $9,486
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$15,332 – $98,136 / $56,766	$15,483 – $109,615 / $69,247
Common equity/ equivalents(A)	74,516	17,680	TEV	EBITDA multiple	5.0x – 10.9x / 6.0x	4.7x – 7.2x / 6.4x
				EBITDA	$1,100 – $60,199 / $14,476	$1,105 – $30,833 / $6,273
Total	$902,786	$753,516

(A)Fair value as of both December 31, 2023 and March 31, 2023 excludes our investment in Funko with a fair value of $22 thousand and $27 thousand, respectively, which was valued using Level 2 inputs.
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and nine months ended December 31, 2023 and 2022 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended December 31, 2023:
Fair value as of September 30, 2023	$508,504	$102,747	$267,596	$36,767	$915,614
Total gain (loss):
Net realized gain (loss)(A)	—	—	43,459	—	43,459
Net unrealized appreciation (depreciation)(B)	(7,040)	(4,267)	4,911	3,428	(2,968)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	(1,338)	—	(42,228)	—	(43,566)
New investments, repayments and settlements(C):
Issuances / originations	3,500	39,000	—	25,700	68,200
Settlements / repayments	(27,500)	—	—	—	(27,500)
Sales	—	—	(50,453)	—	(50,453)
Transfers(E)	—	—	(8,621)	8,621	—
Fair value as of December 31, 2023	$476,126	$137,480	$214,664	$74,516	$902,786

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine Months Ended December 31, 2023
Fair value as of March 31, 2023	$437,517	$75,734	$222,585	$17,680	$753,516
Total gain (loss):
Net realized gain (loss)(A)	—	—	43,732	882	44,614
Net unrealized appreciation (depreciation)(B)	(6,153)	(2,254)	35,234	18,228	45,055
Reversal of previously recorded (appreciation) depreciation upon realization(B)	(1,338)	—	(42,228)	(93)	(43,659)
New investments, repayments and settlements(C):
Issuances / originations	73,600	64,000	14,688	30,700	182,988
Settlements / repayments	(27,500)	—	—	—	(27,500)
Sales(D)	—	—	(50,726)	(1,502)	(52,228)
Transfers(E)	—	—	(8,621)	8,621	—
Fair value as of December 31, 2023	$476,126	$137,480	$214,664	$74,516	$902,786

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended December 31, 2022:
Fair value as of September 30, 2022	$420,907	$76,751	$229,430	$10,789	$737,877
Total gain (loss):
Net realized gain (loss)(A)	—	(10,000)	13,372	—	3,372
Net unrealized appreciation (depreciation)(B)	(2,516)	(266)	(7,656)	3,829	(6,609)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	10,001	—	—	10,001
New investments, repayments and settlements(C):
Issuances / originations	29,900	1,183	—	380	31,463
Settlements / repayments	(800)	(1,500)	—	—	(2,300)
Sales(D)	—	—	(13,372)	—	(13,372)
Transfers	—	—	—	—	—
Fair value as of December 31, 2022	$447,491	$76,169	$221,774	$14,998	$760,432

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine Months Ended December 31, 2022:
Fair value as of March 31, 2022	$425,087	$67,958	$217,599	$3,678	$714,322
Total gain (loss):
Net realized gain (loss)(A)	—	(10,000)	20,318	—	10,318
Net unrealized appreciation (depreciation)(B)	(21,328)	(4,800)	10,405	10,940	(4,783)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	10,001	(12,250)	—	(2,249)
New investments, repayments and settlements(C):
Issuances / originations	106,950	5,188	21,000	380	133,518
Settlements / repayments	(48,800)	(6,596)	—	—	(55,396)
Sales(D)	—	—	(35,298)	—	(35,298)
Transfers(E)	(14,418)	14,418	—	—	—
Fair value as of December 31, 2022	$447,491	$76,169	$221,774	$14,998	$760,432
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2023 and 2022.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2023 and 2022.
(C)Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)The nine months ended December 31, 2023 includes $0.3 million of proceeds from the recapitalization of Old World Christmas, Inc. ("Old World"). The three and nine months ended December 31, 2022 include $13.4 million of proceeds from the recapitalization of Old World. The nine months ended December 31, 2022 also includes $12.3 million return of equity cost basis from Horizon Facilities Services, Inc.
(E)2023: Transfers represent preferred equity of SFEG Holdings, Inc. ("SFEG") with a total cost basis and fair value of $4.8 million and $8.6 million, respectively, which was converted to common equity in October 2023.
2022: Transfers represent (1) secured second lien debt of Ginsey Home Solutions, Inc. with a total cost basis and fair value of $12.2 million, which was converted into secured first lien debt in August 2022 and (2) secured first lien debt of PSI Molded Plastics, Inc. with a total cost basis and fair value of $26.6 million, which was converted into secured second lien debt in September 2022.

Investment Activity
During the nine months ended December 31, 2023, the following significant transactions occurred:
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
•In October 2023, we invested an additional $64.7 million in the form of $39.0 million of secured second lien debt and $25.7 million of common equity in SFEG to fund an add-on acquisition. In connection with the investment, our existing preferred equity with a cost basis of $4.8 million was converted to common equity.

•In October 2023, we exited our investment in Counsel Press, Inc., which resulted in success fee income of $1.4 million, a realized gain of $43.5 million and the repayment of our debt investment of $27.5 million at par.
Investment Concentrations
As of December 31, 2023, our investment portfolio consisted of investments in 25 portfolio companies located in 18 states across 16 different industries with an aggregate fair value of $902.8 million. Our investments in SFEG, Nocturne, Old World, Brunswick Bowling Products, Inc. and Dema/Mai Holdings, Inc. represented our five largest portfolio investments at fair value and collectively comprised $380.9 million, or 42.2%, of our total investment portfolio at fair value as of December 31, 2023.
The following table summarizes our investments by security type as of December 31, 2023 and March 31, 2023:

	December 31, 2023				March 31, 2023
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$517,539	59.6%	$476,126	52.7%	$471,439	65.4%	$437,517	58.1%
Secured second lien debt	148,158	17.0%	137,480	15.2%	84,158	11.7%	75,734	10.1%
Total debt	665,697	76.6%	613,606	67.9%	555,597	77.1%	513,251	68.2%

Preferred equity	151,969	17.5%	214,664	23.8%	149,099	20.7%	222,585	29.5%
Common equity/equivalents	50,838	5.9%	74,538	8.3%	15,934	2.2%	17,707	2.3%
Total equity/equivalents	202,807	23.4%	289,202	32.1%	165,033	22.9%	240,292	31.8%
Total investments	$868,504	100.0%	$902,808	100.0%	$720,630	100.0%	$753,543	100.0%

Investments at fair value consisted of the following industry classifications as of December 31, 2023 and March 31, 2023:

	December 31, 2023		March 31, 2023
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$255,141	28.3%	$268,954	35.7%
Home and Office Furnishings, Housewares, and Durable Consumer Products	155,897	17.3%	143,685	19.1%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	92,293	10.2%	20,088	2.7%
Hotels, Motels, Inns, and Gaming	80,557	8.9%	58,713	7.8%
Buildings and Real Estate	64,352	7.1%	60,571	8.0%
Healthcare, Education, and Childcare	50,237	5.6%	37,445	5.0%
Oil and Gas	45,983	5.1%	—	—%
Leisure, Amusement, Motion Pictures, and Entertainment	38,356	4.2%	47,616	6.3%
Mining, Steel, Iron and Non-Precious Metals	27,831	3.1%	25,998	3.5%
Aerospace and Defense	25,754	2.9%	22,215	2.8%
Chemicals, Plastics, and Rubber	19,256	2.1%	24,891	3.3%
Printing and Publishing	15,210	1.7%	—	—%
Cargo Transport	13,500	1.5%	14,707	2.0%
Telecommunications	8,881	1.0%	18,987	2.5%
Other < 2.0%	9,560	1.0%	9,673	1.3%
Total investments	$902,808	100.0%	$753,543	100.0%
Investments at fair value were included in the following geographic regions of the U.S. as of December 31, 2023 and March 31, 2023:

	December 31, 2023		March 31, 2023
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$326,849	36.2%	$171,056	22.7%
West	228,407	25.3%	197,989	26.3%
Northeast	213,403	23.6%	266,612	35.4%
Midwest	134,149	14.9%	117,886	15.6%
Total investments	$902,808	100.0%	$753,543	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2023:

Amount
For the remaining three months ending March 31, 2024	$33,918
For the fiscal years ending March 31:
2025	100,470
2026	204,919
2027	162,746
2028	38,250
Thereafter	125,394
Total contractual repayments	$665,697
Investments in equity securities	202,807
Total cost basis of investments held as of December 31, 2023:	$868,504
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2023 and March 31, 2023, we had gross receivables from portfolio companies of $2.3 million and $2.2 million, respectively. As of both December 31, 2023 and March 31, 2023, the allowance for uncollectible receivables was $1.6 million.
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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Average total assets subject to base management fee(A)	$920,400	$757,800	$858,267	$731,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%
Base management fee(B)	4,602	3,789	12,874	10,965
Credits to fees from Adviser - other(B)	(1,793)	(756)	(5,117)	(3,131)
Net base management fee	$2,809	$3,033	$7,757	$7,834

Loan servicing fee(B)	2,332	2,080	6,829	5,754
Credits to base management fee - loan servicing fee(B)	(2,332)	(2,080)	(6,829)	(5,754)
Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$2,282	$2,503	$6,142	$7,016
Incentive fee – capital gains-based(C)	(615)	1,442	9,259	706
Total incentive fee(B)	$1,667	$3,945	$15,401	$7,722
Credits to fees from Adviser - other(B)	—	—	—	—
Net total incentive fee	$1,667	$3,945	$15,401	$7,722
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies. For the three months ended December 31, 2023 and 2022, these credits totaled $57 thousand and $40 thousand, respectively. For the nine months ended December 31, 2023 and 2022, these credits totaled $215 thousand and $146 thousand, respectively.

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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of December 31, 2023, $1.1 million of capital gains-based incentive fees were determined to be contractually due to the Adviser. During the year ended March 31, 2023, no capital gains-based incentive fees were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three and nine months ended December 31, 2023, we recorded a reversal of capital gains-based incentive fees of $0.6 million and an accrual of capital gains-based incentive fees of $9.3 million, respectively. During the three and nine months ended December 31, 2022, we recorded capital gains-based incentive fees of $1.4 million and $0.7 million, respectively.
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
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 11, 2023, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2024. Administration fees for the three and nine months ended December 31, 2023 were $0.5 million and $1.3 million, respectively. Administration fees for the three and nine months ended December 31, 2022 were $0.4 million and $1.4 million, respectively.
Transactions with Gladstone Securities, LLC
Gladstone Securities, LLC (“Gladstone Securities”) is a privately held broker dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is 100% indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.
Other Transactions
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. No fees were received by Gladstone Securities from our portfolio companies during the three months ended December 31, 2023. During the nine months ended December 31, 2023, the fees received by Gladstone Securities from our portfolio companies totaled $0.3 million. During the three and nine months ended December 31, 2022, the fees received by Gladstone Securities from our portfolio companies totaled $0.3 million and $1.6 million, respectively.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of March 31,
	2023	2023
Base management and loan servicing fee due to Adviser, net of credits	$1,006	$1,574
Incentive fee due to Adviser(A)	36,640	27,259
Other due to Adviser	47	86
Total fees due to Adviser	37,693	28,919
Fee due to Administrator	575	716
Total related party fees due	$38,268	$29,635
(A)Includes a capital gains-based incentive fee of $34.4 million and $25.1 million as of December 31, 2023 and March 31, 2023, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Co-investment expenses as of December 31, 2023 were $22 thousand. There were no co-investment expenses as of March 31, 2023. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities.
NOTE 5. BORROWINGS
Revolving Line of Credit
On October 30, 2023, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 8 to the Credit Facility with KeyBank National Association ("KeyBank") as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. Among other things, the revolving period was extended to October 30, 2026, and if not renewed or extended by such date, all principal and interest will be due and payable by October 30, 2028 (two years after the revolving period end date). Advances under the Credit Facility generally bear interest at 30-day Term SOFR, subject to a floor of 0.35%, plus 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter with a SOFR credit spread adjustment of 10 basis points. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount. The size of the Credit Facility was reduced from $180.0 million to $135.0 million.

On April 10, 2023, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 7 to the Credit Facility with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The reference rate was updated from LIBOR to Term SOFR plus an 11 basis point credit spread adjustment.

The following tables summarize noteworthy information related to the Credit Facility:

	As of December 31, 2023	As of March 31, 2023
Commitment amount	$135,000	$180,000
Borrowings outstanding at cost	$82,600	$35,200
Availability(A)	$52,400	$144,800

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Weighted-average borrowings outstanding	$77,359	$26,054	$57,135	$12,621
Effective interest rate(B)	9.2%	12.8%	10.2%	19.8%
Commitment (unused) fees incurred	$113	$394	$777	$1,279
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $52.4 million and $144.8 million as of December 31, 2023 and March 31, 2023, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Among other things, the Credit Facility contains a performance guaranty that requires us to maintain: (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $339.0 million as of December 31, 2023; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2023, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $789.8 million, asset coverage on our senior securities representing indebtedness of 206.9%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2023, we were in compliance with all covenants under the Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2023, the discount rate used to determine the fair value of the Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus 3.25% per annum, plus an unused commitment fee of 0.50%. As of March 31, 2023, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.5% floor, plus 2.94% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. As of each of December 31, 2023 and March 31, 2023, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of December 31, 2023 and March 31, 2023, and for the three and nine months ended December 31, 2023 and 2022, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2023	March 31, 2023
Credit Facility	$82,600	$35,171

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended December 31, 2023:
Fair value at September 30, 2023	$79,208
Borrowings	104,900
Repayments	(101,600)
Unrealized appreciation	92
Fair value at December 31, 2023	$82,600

Nine Months Ended December 31, 2023:
Fair value at March 31, 2023	$35,171
Borrowings	231,900
Repayments	(184,500)
Unrealized appreciation	29
Fair value at December 31, 2023	$82,600

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended December 31, 2022:
Fair value at September 30, 2022	$16,600
Borrowings	41,400
Repayments	(28,400)
Unrealized appreciation (depreciation)	—
Fair value at December 31, 2022	$29,600

Nine Months Ended December 31, 2022
Fair value at March 31, 2022	$—
Borrowings	82,900
Repayments	(53,300)
Unrealized appreciation (depreciation)	—
Fair value at December 31, 2022	$29,600
The fair value of the collateral under the Credit Facility was $702.9 million and $639.5 million as of December 31, 2023 and March 31, 2023, respectively.

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
The following tables summarize our 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of December 31, 2023 and March 31, 2023:

As of December 31, 2023:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
Notes payable, gross(B)					13,489,500		337,238
Less: Unamortized Discounts							(6,334)
Notes payable, net(C)							$330,904

As of March 31, 2023:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
Notes payable, gross(B)					10,499,500		262,488
Less: Unamortized Discounts							(5,052)
Notes payable, net(C)							$257,436
(A)The 5.00% 2026 Notes and the 4.875% 2028 Notes can be redeemed at our option at any time. The 8.00% 2028 Notes can be redeemed at our option at any time on or after August 1, 2025.
(B)As of December 31, 2023 and March 31, 2023, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 206.9% and 244.7%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of December 31, 2023 was $122.9 million, $125.9 million, and $76.7 million, respectively. The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes and 4.875% 2028 Notes as of March 31, 2023 was $121.5 million and $127.4 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes to be Level 1 inputs within the ASC 820 hierarchy.

NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of December 31, 2023, we had the ability to issue up to $194.5 million of the $300.0 million of securities registered under the registration statement.
Common Equity Offering
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $50.0 million in what is commonly referred to as an “at-the-market” program (“Common Stock ATM Program”). In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC in order to add B. Riley Securities, Inc. as a Sales Agent for the Common Stock ATM Program. As of December 31, 2023, we had remaining capacity to sell up to an additional $19.3 million of common stock under the Common Stock ATM program.

During the three months ended December 31, 2023, we sold 1,456,279 shares of our common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.51 per share and a weighted-average net price of $14.28 per share after deducting commissions and offering costs borne by us, raising approximately $21.1 million and $20.8 million of gross and net proceeds, respectively. During the nine months ended December 31, 2023, we sold 1,760,449 shares of common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.34 per share and a weighted-average net price of $14.12 per share after deducting commissions and offering costs borne by us, raising approximately $25.3 million and $24.9 million of gross and net proceeds, respectively. All of these sales were above our then current estimated NAV per share.
During the three months ended December 31, 2022, we sold 212,338 shares of common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.11 per share and a weighted-average net price of $13.91 per share after deducting commissions and offering costs borne by us, raising approximately $3.0 million of gross and net proceeds. During the nine months ended December 31, 2022, we sold 241,978 shares of common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.31 per share and a weighted-average net price of $14.11 per share after deducting commissions and offering costs borne by us, raising approximately $3.5 million and $3.4 million of gross and net proceeds, respectively. All of these sales were above our then current estimated NAV per share.
NOTE 7. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net increase in net assets resulting from operations	$6,579	$15,779	$62,721	$30,889
Basic and diluted weighted-average common shares	34,351,597	33,316,055	33,921,300	33,246,811
Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.19	$0.47	$1.85	$0.93

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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of cash distributions paid to common stockholders during the calendar year ended December 31, 2023 was 53.2% from ordinary income and 46.8% from capital gains.
We paid the following cash distributions to our common stockholders for the nine months ended December 31, 2023 and 2022:
For the Nine Months Ended December 31, 2023:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 11, 2023	April 21, 2023	April 28, 2023	$0.08
April 11, 2023	May 23, 2023	May 31, 2023	0.08
April 11, 2023	June 5, 2023	June 15, 2023	0.12	(A)
April 11, 2023	June 21, 2023	June 30, 2023	0.08
July 11, 2023	July 21, 2023	July 31, 2023	0.08
July 11, 2023	August 23, 2023	August 31, 2023	0.08
July 11, 2023	September 7, 2023	September 15, 2023	0.12	(A)
July 11, 2023	September 21, 2023	September 29, 2023	0.08
October 10, 2023	October 20, 2023	October 31, 2023	0.08
October 10, 2023	November 7, 2023	November 17, 2023	0.12	(A)
October 10, 2023	November 20, 2023	November 30, 2023	0.08
October 24, 2023	December 5, 2023	December 15, 2023	0.88	(A)
October 10, 2023	December 18, 2023	December 29, 2023	0.08
	Nine Months Ended December 31, 2023		$1.96

For the Nine Months Ended December 31, 2022:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 12, 2022	April 22, 2022	April 29, 2022	$0.075
April 12, 2022	May 20, 2022	May 31, 2022	0.075
April 12, 2022	June 6, 2022	June 15, 2022	0.120	(A)
April 12, 2022	June 22, 2022	June 30, 2022	0.075
July 12, 2022	July 22, 2022	July 29, 2022	0.075
July 12, 2022	August 23, 2022	August 31, 2022	0.075
July 12, 2022	September 22, 2022	September 30, 2022	0.075
October 11, 2022	October 21, 2022	October 31, 2022	0.080
October 11, 2022	November 18, 2022	November 30, 2022	0.080
October 11, 2022	December 6, 2022	December 15, 2022	0.120	(A)
October 11, 2022	December 20, 2022	December 30, 2022	0.080
	Nine Months Ended December 31, 2022		$0.930
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid were $67.4 million and $30.9 million for the nine months ended December 31, 2023 and 2022, respectively.
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
For the three months ended December 31, 2023, we recorded $0.4 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities. For the three months ended December 31, 2022, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Underdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities.
For the nine months ended December 31, 2023, we recorded $0.4 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions and Capital in excess of par value on our accompanying Consolidated Statements of Assets and Liabilities. For the nine months ended December 31, 2022, we recorded $1.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Underdistributed net investment income and Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.
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

NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2023 and March 31, 2023, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.0 million and $85 thousand as of December 31, 2023 and March 31, 2023, respectively.
Financial Commitments and Obligations
We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of December 31, 2023 and March 31, 2023 to be insignificant.
The following table summarizes the principal balances of unused line of credit as of December 31, 2023 and March 31, 2023, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2023	March 31, 2023
Unused line of credit commitments	$1,500	$2,150
Total	$1,500	$2,150

NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Per Common Share Data:
Net asset value at beginning of period(A)	$14.03	$13.31	$13.09	$13.43
Income from investment operations(B)
Net investment income	0.28	0.26	0.49	0.82
Net realized gain	1.27	0.11	1.32	0.32
Net unrealized (depreciation) appreciation	(1.36)	0.10	0.04	(0.21)
Total from investment operations	0.19	0.47	1.85	0.93
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.43)	(0.22)	(0.84)	(0.46)
Cash distributions to common stockholders from net realized gains(C)	(0.81)	(0.14)	(1.12)	(0.47)
Discounts, commissions and offering costs	(0.01)	—	(0.01)	—
Net accretive effective of equity offering(D)	0.05	0.01	0.05	0.01
Total from equity capital activity	(1.20)	(0.35)	(1.92)	(0.92)
Other, net(B)(E)	(0.01)	—	(0.01)	(0.01)
Net asset value at end of period(A)	$13.01	$13.43	$13.01	$13.43

Per common share market value at beginning of period	$12.74	$12.10	$13.25	$16.13
Per common share market value at end of period	$14.15	$12.91	14.15	12.91
Total investment return(F)	20.85%	9.63%	22.72%	(14.36)%
Common stock outstanding at end of period(A)	35,351,954	33,447,001	35,351,954	33,447,001

Statement of Assets and Liabilities Data:
Net assets at end of period	$459,941	$449,191	$459,941	$449,191
Average net assets(G)	$475,007	$445,431	455,627	446,742

Senior Securities Data:
Total borrowings, at cost	$419,838	$292,088	$419,838	$292,088

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)	11.23%	11.70%	13.78%	10.22%
Ratio of net investment (loss) income to average net assets – annualized(I)	8.21%	7.70%	4.80%	8.14%
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
(D)During the three and nine months ended December 31, 2023 and 2022, the accretive effect is a result of issuing common shares at a price above the then current NAV per share.
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
(H)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 14.70% and 14.24% for the three months ended December 31, 2023 and 2022, respectively, and 17.27% and 12.87% for the nine months ended December 31, 2023 and 2022, respectively.

(I)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets - annualized would have been 4.73% and 5.15% for the three months ended December 31, 2023 and 2022, respectively, and 1.32% and 5.50% for the nine months ended December 31, 2023 and 2022, respectively.
NOTE 11. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES
In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the nine months ended December 31, 2023 and 2022.
NOTE 12. SUBSEQUENT EVENTS
Distributions and Dividends
In January 2024, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 23, 2024	January 31, 2024	$0.08
February 21, 2024	February 29, 2024	0.08
March 21, 2024	March 29, 2024	0.08
	Total for the Quarter:	$0.24
ATM Activity
In January 2024, we sold 538,206 shares of our common stock under our Common Stock ATM program at a weighted-average gross price of $14.53 per share and raised approximately $7.7 million in net proceeds. All of these sales were above our then-current estimated NAV per share.
Revolving Line of Credit

On February 5, 2024, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 9 to the Credit Facility with KeyBank, as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. The Credit Facility was amended to increase the size from $135.0 million to $200.0 million and update certain existing terms. The Credit Facility continues to include customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature.
New Investment Advisory Agreement
On January 4, 2024, we reconvened our Special Meeting of Stockholders (the “Special Meeting”) that was adjourned on December 11, 2023. Our stockholders voted and approved the new investment advisory agreement between us and the Adviser (the "New Advisory Agreement") at the Special Meeting.
The New Advisory Agreement is the result of an anticipated change in control of the Adviser. From inception, the Adviser has been 100% indirectly owned and controlled by David Gladstone. David Gladstone owns 100% of the voting and economic interests of The Gladstone Companies, Ltd., which in turn owns 100% of the voting and economic interests of The Gladstone Companies, Inc., which in turn owns 100% of the voting and economic interests of the Adviser. Immediately after approval by the stockholders of Gladstone Capital Corporation of a similar advisory agreement, which occurred on January 24, 2024, the Adviser entered into a voting trust agreement (the “Voting Trust Agreement”), among David Gladstone, Lorna Gladstone, Laura Gladstone, Kent Gladstone and Jessica Martin, each as a trustee and collectively, as the board of trustees of the voting trust (the “Voting Trust Board”), the Adviser and certain stockholders of the Adviser, pursuant to which David Gladstone deposited all of his indirect interests in the Adviser, which represented 100% of the voting and economic interests thereof, with the voting trust.

Pursuant to the Voting Trust Agreement, prior to its Effective Date (as defined below) David Gladstone has, in his sole discretion, have the full, exclusive and unqualified right and power to vote in person or by proxy all of the shares of common stock of the Adviser deposited with the voting trust at all meetings of the stockholders of the Adviser in respect of any and all matters on which the stockholders of the Adviser are entitled to vote under the Adviser’s certificate of incorporation or applicable law, to give consents in lieu of voting such shares of common stock of the Adviser at a meeting of the stockholders of the Adviser in respect of any and all matters on which stockholders of the Adviser are entitled to vote under its certificate of incorporation or applicable law, to enter into voting agreements, waive notice of any meeting of stockholders of the Adviser in respect of such shares of common stock of the Adviser and to grant proxies with respect to all such shares of common stock of the Adviser with respect to any lawful corporate action (collectively, the “Voting Powers”).
Commencing on the Effective Date, the Voting Trust Board shall have the full, exclusive and unqualified right and power to exercise the Voting Powers. Each member of the Voting Trust Board shall hold 20% of the voting power of the Voting Trust Board as of the Effective Date. The “Effective Date” shall occur on the earliest of (i) the death of David Gladstone, (ii) David Gladstone’s election (in his sole discretion) and (iii) one year from the date the Voting Trust Agreement is entered into. Following entry into the Voting Trust Agreement, the current members of senior management of the Adviser will continue to manage the day-to-day aspects of the Adviser.
There are no changes to the terms of the Advisory Agreement currently in effect (the "Original Advisory Agreement") in the New Advisory Agreement, including the fee structure and services to be provided, other than the date and term of the New Advisory Agreement as compared to the Original Advisory Agreement. In addition to there being no changes to the fee structure, no other fees or expenses currently paid by us will change as a result of entry into the New Advisory Agreement. There will be no changes to our principal investment objective, investment strategies, fundamental investment restrictions or principal risks as a result of entry into the Voting Trust Agreement or New Advisory Agreement.

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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of December 31, 2023, our investment portfolio was comprised of 76.6% in debt investments and 23.4% in equity investments, at cost.
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

Business
Portfolio Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the nine months ended December 31, 2023, we invested in two new portfolio companies and exited one portfolio company. From our initial public offering in June 2005 through December 31, 2023, we have invested in 58 companies, excluding investments in syndicated loans, for a total of approximately $1.7 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2023, we had unrecognized, contractual success fees of $61.8 million, or $1.75 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through December 31, 2023, we completed sales of 30 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $304.9 million in net realized gains and $41.8 million in other income upon exit, for a total increase to our net assets of $346.7 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 30 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution run rate by 100.0% from March 2011 through December 31, 2023, and allowed us to declare and pay 22 supplemental distributions to common stockholders from March 2012 through December 31, 2023.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2026, and currently have a total commitment amount of $135.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the nine months ended December 31, 2023, we issued our 8.00% 2028 Notes for gross proceeds of $74.8 million and sold 1,760,449 shares of our common stock under our common stock "at-the-market" program (the "Common Stock ATM Program") for gross proceeds of approximately $25.3 million. During the year ended March 31, 2023, we sold 386,482 shares of our common stock under our Common Stock ATM program for gross proceeds of approximately $5.5 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” further discussion of our common stock.
Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On December 31, 2023, the closing market price of our common stock was $14.15 per share, representing a 8.8% premium to our net asset value (“NAV”) of $13.01 per share as of December 31, 2023. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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
As of December 31, 2023, our asset coverage ratio on our senior securities representing indebtedness was 206.9%.
Investment Highlights
Investment Activity
During the nine months ended December 31, 2023, the following significant transactions occurred:
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
•In October 2023, we invested an additional $64.7 million in the form of $39.0 million of secured second lien debt and $25.7 million of common equity in SFEG Holdings, Inc. ("SFEG") to fund an add-on acquisition. In connection with the investment, our existing preferred equity with a cost basis of $4.8 million was converted to common equity.

•In October 2023, we exited our investment in Counsel Press, Inc. ("Counsel Press"), which resulted in success fee income of $1.4 million, a realized gain of $43.5 million and the repayment of our debt investment of $27.5 million at par.

Recent Developments
Distributions and Dividends
In January 2024, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 23, 2024	January 31, 2024	$0.08
February 21, 2024	February 29, 2024	0.08
March 21, 2024	March 29, 2024	0.08
	Total for the Quarter:	$0.24
Revolving Line of Credit

On February 5, 2024, we, through our wholly-owned subsidiary Gladstone Business Investment, LLC (“Business Investment”), entered into Amendment No. 9 to the Credit Facility with KeyBank National Association (“KeyBank”), as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. The Credit Facility was amended to increase the size from $135.0 million to $200.0 million and update certain existing terms. The Credit Facility continues to include customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature.
LIBOR Transition
The 30-day London Interbank Offered Rate ("LIBOR") is no longer readily available and each of our debt investments has transitioned from LIBOR as the applicable reference rate to 30-day SOFR. We anticipate originating future variable rate debt instruments using SOFR. We experienced minimal impacts on our operations as a result of the transition to SOFR.
Impact of Inflation
We believe the effects of inflation on our historical results of operations and financial condition have not been significant. During the nine months ended December 31, 2023, general inflationary pressures and certain commodity price volatility have impacted certain of our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, we expect that the cumulative effect of these inflationary pressures may impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 31, 2023 to the Three Months Ended December 31, 2022

	For the Three Months Ended December 31,
	2023	2022	$ Change	% Change
INVESTMENT INCOME
Interest income	$21,699	$16,067	$5,632	35.1%
Dividend and success fee income	1,382	5,527	(4,145)	(75.0)%
Total investment income	23,081	21,594	1,487	6.9%

EXPENSES
Base management fee	4,602	3,789	813	21.5%
Loan servicing fee	2,332	2,080	252	12.1%
Incentive fee	1,667	3,945	(2,278)	(57.7)%
Administration fee	450	410	40	9.8%
Interest expense	6,520	4,074	2,446	60.0%
Amortization of deferred financing costs and discounts	589	452	137	30.3%
Other	1,302	1,111	191	17.2%
Expenses before credits from Adviser	17,462	15,861	1,601	10.1%
Credits to fees from Adviser	(4,125)	(2,836)	(1,289)	45.5%
Total expenses, net of credits to fees	13,337	13,025	312	2.4%
NET INVESTMENT INCOME	9,744	8,569	1,175	13.7%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain	43,461	3,844	39,617	NM
Net unrealized (depreciation) appreciation	(46,626)	3,366	(49,992)	NM
Net realized and unrealized (loss) gain	(3,165)	7,210	(10,375)	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,579	$15,779	$(9,200)	NM

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	34,351,597	33,316,055	1,035,542	3.1%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.28	$0.26	$0.02	7.7%
Net increase in net assets resulting from operations	$0.19	$0.47	$(0.28)	(59.6)%
NM - Not meaningful

Investment Income
Total investment income increased $1.5 million, or 6.9%, for the three months ended December 31, 2023, as compared to the prior year period, primarily due to an increase in interest income, partially offset by a decrease in dividend and success fee income.
Interest income from our investments in debt securities increased $5.6 million, or 35.1%, for the three months ended December 31, 2023, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2023 was $594.3 million, compared to $474.1 million for the prior year period. This increase was primarily due to the $117.9 million of follow-on debt investments in existing portfolio companies and the origination of $46.8 million of new debt investments, partially offset by $31.8 million of pay-offs, restructurings, or write-offs of debt investments, and $9.2 million of loans placed on non-accrual status after September 30, 2022, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 14.4% for the three months ended December 31, 2023, compared to 13.4% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period.
As of December 31, 2023, our loans to Edge Adhesives Holdings, Inc. ("Edge"), J.R. Hobbs Co. – Atlanta, LLC ("J.R. Hobbs") and The Mountain Corporation ("The Mountain") were on non-accrual status, with an aggregate debt cost basis of $66.9 million. As of December 31, 2022, our loans to Edge, J.R. Hobbs and The Mountain were on non-accrual status, with an aggregate debt cost basis of $66.6 million.
Dividend and success fee income for the three months ended December 31, 2023 decreased $4.1 million, or 75.0%, from the prior year period. During the three months ended December 31, 2023, dividend and success fee income consisted of $1.4 million of success fee income. During the three months ended December 31, 2022, dividend and success fee income consisted of $4.5 million of dividend income and $1.1 million of success fee income.
As of December 31, 2023, SFEG represented 10.2% of the total investment portfolio at fair value. As of March 31, 2023, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased $0.3 million, or 2.4%, during the three months ended December 31, 2023, as compared to the prior year period, primarily due to an increase in interest expense and base management fee, partially offset by a decrease in incentive fees and an increase in credits from the Adviser.
In accordance with GAAP, during the three months ended December 31, 2023, we recorded a $0.6 million reversal of previously accrued capital gains-based incentive fee compared to a capital gains-based incentive fee of $1.4 million during the three months ended December 31, 2022. The capital gains-based incentive fee is a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $0.2 million, for the three months ended December 31, 2023, as compared to the prior year period, primarily due to a decrease in pre-incentive fee net investment income and an increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2023	2022
Average total assets subject to base management fee(A)	$920,400	$757,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	$4,602	$3,789
Credits to fees from Adviser - other(B)	(1,793)	(756)
Net base management fee	$2,809	$3,033

Loan servicing fee(B)	$2,332	$2,080
Credits to base management fee - loan servicing fee(B)	(2,332)	(2,080)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,282	$2,503
Incentive fee – capital gains-based(C)	(615)	1,442
Total incentive fee(B)	$1,667	$3,945
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$1,667	$3,945
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
Interest expense increased $2.4 million, or 60.0%, during the three months ended December 31, 2023, as compared to the prior year period, primarily due to interest expense related to the 8.00% 2028 Notes issued in May 2023 and increased borrowings on the Credit Facility, partially offset by a decrease in the effective interest rate. The weighted-average balance outstanding under the Credit Facility during the three months ended December 31, 2023 was $77.4 million, compared to $26.1 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended December 31, 2023 was 9.2%, as compared to 12.8% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of the decrease in the unused fee associated with the undrawn portion of the Credit Facility, partially offset by an increase in interest rates.
Other expenses increased $0.2 million, or 17.2%, during the three months ended December 31, 2023, as compared to the prior year period, due to an increase in bad debt expense and and professional fees.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended December 31, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Dema/Mai Holdings, Inc.	$—	$5,655	$—	$5,655
Nth Degree Investment Group, LLC	—	3,274	—	3,274
Educators Resources, Inc.	—	2,229	—	2,229
Brunswick Bowling Products, Inc.	—	1,319	—	1,319
ImageWorks Display and Marketing Group, Inc.	—	1,205	—	1,205
Counsel Press, Inc.	43,459	—	(43,566)	(107)
Horizon Facilities Service, Inc.	—	(1,204)	—	(1,204)
Home Concepts Acquisition, Inc.	—	(1,565)	—	(1,565)
Nocturne Villas Rentals, Inc.	—	(2,420)	—	(2,420)
Mason West, LLC	—	(2,484)	—	(2,484)
PSI Molded Plastics, Inc.	—	(4,401)	—	(4,401)
B+T Group Acquisition, Inc.	—	(4,811)	—	(4,811)
Other, net (<$1.0 million, net)	2	235	—	237
Total	$43,461	$(2,968)	$(43,566)	$(3,073)

	Three Months Ended December 31, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Brunswick Bowling Products, Inc.	$—	$7,275	$—	$7,275
Mason West, LLC	—	5,281	—	5,281
Old World Christmas, Inc.	13,371	(8,601)	—	4,770
Dema/Mai Holdings, Inc.	—	3,877	—	3,877
Nth Degree Investment Group, LLC	—	3,845	—	3,845
Schylling, Inc.	—	2,977	—	2,977
PSI Molded Plastics, Inc.	—	2,976	—	2,976
The Mountain Corporation	(10,000)	—	10,000	—
ImageWorks Display and Marketing Group, Inc.	—	(920)	—	(920)
Educators Resources, Inc.	—	(1,299)	—	(1,299)
J.R. Hobbs Co. - Atlanta, LLC	—	(2,398)	—	(2,398)
Galaxy Technologies Holding, Inc.	—	(3,255)	—	(3,255)
B+T Group Acquisition, Inc.	—	(3,747)	—	(3,747)
Nocturne Villas Rentals, Inc.	—	(4,182)	—	(4,182)
Horizon Facilities Service, Inc.	—	(8,267)	—	(8,267)
Other, net (<$1.0 million, net)	473	(197)	1	277
Total	$3,844	$(6,635)	$10,001	$7,210
Net Realized Gain (Loss)
During the three months ended December 31, 2023, we recorded net realized gains on investments of $43.5 million, primarily due to a $43.5 million realized gain from the exit of Counsel Press. During the three months ended December 31, 2022, we recorded net realized gains on investments of $3.8 million, primarily due to a $13.4 million realized gain from the recapitalization of Old World and $0.5 million of realized gains related to prior period exits of certain investments, partially offset by the $10.0 million realized loss recognized in conjunction with the replacement of our existing investment in The Mountain.

Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation of investments of $46.5 million for the three months ended December 31, 2023 was primarily due to the reversal of unrealized appreciation of Counsel Press upon exit, a decrease in transaction multiples used to estimate the fair value of certain of our portfolio companies and a decrease in performance of certain of our portfolio companies. These decreases were partially offset by increased performance of certain of our other portfolio companies.
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
Across our entire investment portfolio, we recorded net unrealized depreciation of $33.9 million on our equity positions and net unrealized depreciation of $12.6 million on our debt positions for the three months ended December 31, 2023. As of December 31, 2023, the fair value of our investment portfolio was more than the cost basis by $34.3 million, as compared to September 30, 2023, when the fair value of our investment portfolio was more than the cost basis by $80.8 million, representing net unrealized depreciation of $46.5 million for the three months ended December 31, 2023. Our entire portfolio had a fair value of 103.9% of cost as of December 31, 2023.

Comparison of the Nine Months Ended December 31, 2023 to the Nine Months Ended December 31, 2022

	For the Nine Months Ended December 31,
	2023	2022	$ Change	% Change
INVESTMENT INCOME
Interest income	$60,369	$43,045	$17,324	40.2%
Dividend and success fee income	3,289	18,641	(15,352)	(82.4)%
Total investment income	63,658	61,686	1,972	3.2%

EXPENSES
Base management fee	12,874	10,965	1,909	17.4%
Loan servicing fee	6,829	5,754	1,075	18.7%
Incentive fee	15,401	7,722	7,679	99.4%
Administration fee	1,306	1,352	(46)	(3.4)%
Interest expense	17,598	11,715	5,883	50.2%
Amortization of deferred financing costs and discounts	1,708	1,350	358	26.5%
Other	3,434	4,357	(923)	(21.2)%
Expenses before credits from Adviser	59,150	43,215	15,935	36.9%
Credits to fees from Adviser	(11,946)	(8,885)	(3,061)	34.5%
Total expenses, net of credits to fees	47,204	34,330	12,874	37.5%
NET INVESTMENT INCOME	16,454	27,356	(10,902)	(39.9)%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain	44,905	10,598	34,307	323.7%
Net unrealized appreciation (depreciation)	1,362	(7,065)	8,427	NM
Net realized and unrealized gain (loss)	46,267	3,533	42,734	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$62,721	$30,889	$31,832	103.1%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	33,921,300	33,246,811	674,489	2.03%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.49	$0.82	$(0.33)	(40.2)%
Net increase in net assets resulting from operations	$1.85	$0.93	$0.92	98.9%
NM = Not Meaningful

Investment Income
Total investment income increased $2.0 million, or 3.2%, for the nine months ended December 31, 2023, as compared to the prior year period, primarily due to an increase in interest income, partially offset by a decrease in dividend and success fee income.
Interest income from our investments in debt securities increased $17.3 million, or 40.2%, for the nine months ended December 31, 2023, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.
The weighted-average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2023 was $544.6 million, compared to $457.9 million for the prior year period. This increase was primarily due to $119.8 million of follow-on debt investments in existing portfolio companies, the origination of $85.8 million of new debt investments, and $14.9 million of loans returned to accrual status, partially offset by $84.9 million of pay-offs, restructurings, or write-offs of debt investments and $9.2 million of loans placed on non-accrual status after March 31, 2022, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 14.5% for the nine months ended December 31, 2023, compared to 12.5% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. During the nine months ended December 31, 2023 and 2022, we had no collections of past due interest.
As of December 31, 2023, our loans to Edge, J.R. Hobbs and The Mountain were on non-accrual status, with an aggregate debt cost basis of $66.9 million. As of December 31, 2022, our loans to Edge, J.R. Hobbs and The Mountain were also on non-accrual status, with an aggregate debt cost basis of $66.6 million.
Dividend and success fee income for the nine months ended December 31, 2023 decreased $15.4 million, or 82.4% from the prior year period. During the nine months ended December 31, 2023, dividend and success fee income consisted of $1.9 million of dividend income and $1.4 million of success fee income. During the nine months ended December 31, 2022, dividend and success fee income consisted of $10.8 million of dividend income and $7.8 million of success fee income.
As of December 31, 2023, SFEG represented 10.2% of the total investment portfolio at fair value. As of March 31, 2023, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased $12.9 million, or 37.5%, during the nine months ended December 31, 2023, as compared to the prior year period, primarily due to an increase in incentive fees, interest expense and base management fee, partially offset by an increase in credits from the Adviser.
In accordance with GAAP, we recorded a $9.3 million capital gains-based incentive fee during the nine months ended December 31, 2023, compared to a $0.7 million capital gains-based incentive fee recorded during the nine months ended December 31, 2022. The capital gains-based incentive fee was a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $0.9 million for the nine months ended December 31, 2023, as compared to the prior year period, primarily due to a decrease in pre-incentive fee net investment income and an increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2023	2022
Average total assets subject to base management fee(A)	$858,267	$731,000
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%
Base management fee(B)	$12,874	$10,965
Credits to fees from Adviser - other(B)	(5,117)	(3,131)
Net base management fee	$7,757	$7,834

Loan servicing fee(B)	$6,829	$5,754
Credits to base management fee - loan servicing fee(B)	(6,829)	(5,754)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$6,142	$7,016
Incentive fee – capital gains-based(C)	9,259	706
Total incentive fee(B)	$15,401	$7,722
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$15,401	$7,722
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
Interest expense increased $5.9 million, or 50.2%, during the nine months ended December 31, 2023, as compared to the prior year period, primarily due to interest expense related to the 8.00% 2028 Notes issued in May 2023 and increased borrowings on the Credit Facility, partially offset by a decrease in the effective interest rate. The weighted-average balance outstanding on the Credit Facility during the nine months ended December 31, 2023 was $57.1 million as compared to $12.6 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the nine months ended December 31, 2023 was 10.2%, as compared to 19.8% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of a decrease in unused commitment fees on the undrawn portion of the Credit Facility, partially offset by an increase in interest rates on the drawn portion of the Credit Facility.
Other expenses decreased $0.9 million, or 21.2%, during the nine months ended December 31, 2023, as compared to the prior year period, due to a decrease in professional fees, bad debt expense and tax expense.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2023 and 2022 were as follows:

	Nine Months Ended December 31, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Counsel Press, Inc.	$43,459	$22,676	$(43,566)	$22,569
Nth Degree Investment Group, LLC	—	15,951	—	15,951
Educators Resource, Inc.	—	12,792	—	12,792
Brunswick Bowling Products, Inc.	—	9,630	—	9,630
Mason West, LLC	—	9,206	—	9,206
SFEG Holdings, Inc.	—	7,325	—	7,325
Dema/Mai Holdings, Inc.	—	3,780	—	3,780
Galaxy Technologies Holdings, Inc.	—	3,539	—	3,539
The Maids International, LLC	—	3,190	—	3,190
Utah Pacific Bridge & Steel, Ltd.	—	1,833	—	1,833
Ginsey Home Solutions, Inc.	—	1,476	—	1,476
Gladstone SOG Investments, Inc	882	—	(93)	789
J.R. Hobbs Co. - Atlanta, LLC	—	(741)	—	(741)
Nocturne Luxury Villas, Inc.	—	(806)	—	(806)
Old World Christmas, Inc.	273	(1,394)	—	(1,121)
Diligent Delivery Systems	—	(1,207)	—	(1,207)
Home Concepts Acquisition, Inc.	—	(1,565)	—	(1,565)
PSI Molded Plastics, Inc.	—	(5,635)	—	(5,635)
Horizon Facilities Services, Inc.	—	(6,963)	—	(6,963)
Schylling, Inc.	—	(8,546)	—	(8,546)
ImageWorks Display and Marketing Group, Inc.	—	(9,071)	—	(9,071)
B+T Group Acquisition, Inc.	—	(10,107)	—	(10,107)
Other, net (<$1.0 million, net)	291	(313)	—	(22)
Total	$44,905	$45,050	$(43,659)	$46,296

	Nine Months Ended December 31, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Brunswick Bowling Products, Inc	$—	$13,770	$—	$13,770
Nth Degree Investment Group, LLC	—	11,525	—	11,525
Old World Christmas, Inc.	13,371	(2,815)	—	10,556
Horizon Facilities Service, Inc.	2,218	5,461	—	7,679
Nocturne Villa Rentals, Inc.	—	4,635	—	4,635
Dema/Mai Holdings, Inc.	—	3,877	—	3,877
SFEG Holdings, Inc.	—	3,505	—	3,505
Mason West, LLC	—	3,343	—	3,343
Counsel Press, Inc.	—	2,165	—	2,165
Schylling Inc.	—	1,633	—	1,633
Utah Pacific Bridge & Steel, Ltd.	—	(1,206)	—	(1,206)
Educators Resources, Inc.	—	(1,614)	—	(1,614)
The Maids International, LLC	—	(2,679)	—	(2,679)
The Mountain Corporation	(10,000)	(2,930)	10,000	(2,930)
Ginsey Home Solutions, Inc.	—	(3,263)	—	(3,263)
ImageWorks Display and Marketing Group, Inc.	—	(3,273)	—	(3,273)
Galaxy Technologies Holdings, Inc.	—	(4,804)	—	(4,804)
Edge Adhesives Holdings, Inc	—	(5,395)	—	(5,395)
Bassett Creek Services, Inc.	5,188	—	(12,250)	(7,062)
B+T Group Acquisition, Inc	—	(13,014)	—	(13,014)
J.R. Hobbs Co. – Atlanta, LLC	—	(13,966)	—	(13,966)
Other, net (<$1.0 million, net)	(179)	244	(14)	51
Total	$10,598	$(4,801)	$(2,264)	$3,533
Net Realized Gain (Loss)
During the nine months ended December 31, 2023, we recorded net realized gains on investments of $44.9 million, primarily due to a $43.5 million realized gain from the exit of Counsel Press, $1.2 million of realized gains related to certain prior period exits and $0.3 million of realized gain from the recapitalization of Old World. During the nine months ended December 31, 2022, we recorded net realized gains on investments of $10.6 million, primarily due to a $13.4 million realized gain from the recapitalization of Old World, $5.2 million of realized gains from the exit of Bassett Creek, of which $0.5 million was received in the three months ended December 31, 2022, and a $2.2 million realized gain from the recapitalization of Horizon. These amounts were partially offset by the $10.0 million realized loss recognized in conjunction with the replacement of the existing investment in The Mountain and $0.2 million of net realized losses related to prior period exits of certain investments.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation of investments of $1.4 million for the nine months ended December 31, 2023 was primarily due to increased performance of certain of our portfolio companies and an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies. These increases were partially offset by a reversal of unrealized appreciation of Counsel Press upon exit and decreased performance of certain of our other portfolio companies.
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
Across our entire investment portfolio, we recorded net unrealized appreciation of $11.1 million on our equity positions and depreciation of $9.7 million on our debt positions, for the nine months ended December 31, 2023. As of December 31, 2023, the fair value of our investment portfolio was more than the cost basis by $34.3 million, as compared to March 31, 2023, when the fair value of our investment portfolio was more than the cost basis by $32.9 million, representing net unrealized appreciation of $1.4 million for the nine months ended December 31, 2023. Our entire portfolio had a fair value of 103.9% of cost as of December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash used in operating activities for the nine months ended December 31, 2023 was $75.7 million compared to net cash used in operating activities of $13.4 million for the nine months ended December 31, 2022. This change was primarily due to an increase in purchases of investments.
Purchases of investments were $183.0 million during the nine months ended December 31, 2023, compared to $133.5 million during the nine months ended December 31, 2022. Aggregate net proceeds from the sale and recapitalization of investments totaled $79.7 million during the nine months ended December 31, 2023, compared to $85.8 million during the nine months ended December 31, 2022.
As of December 31, 2023, we had equity investments in and/or loans to 25 portfolio companies with an aggregate cost basis of $868.5 million. As of December 31, 2022, we had equity investments in and/or loans to 25 portfolio companies with an aggregate cost basis of $722.4 million.
The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31,
	2023	2022
Beginning investment portfolio, at fair value	$753,543	$714,396
New investments	61,258	60,050
Disbursements to existing portfolio companies	121,730	73,456
Unscheduled principal repayments (A)	(27,500)	(55,398)
Net proceeds from sale and recapitalization of investments	(52,228)	(35,533)
Net realized gain on investments	44,614	10,545
Net unrealized appreciation (depreciation) of investments	45,050	(4,801)
Reversal of net unrealized appreciation of investments	(43,659)	(2,264)
Amortization of premiums, discounts, and acquisition costs, net	—	12
Ending investment portfolio, at fair value	$902,808	$760,463
(A)The nine months ended December 31, 2022 includes $5.1 million of non-cash principal repayments related to the August 2022 refinancing at Ginsey.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2023:

Amount
For the remaining three months ending March 31, 2024	$33,918
For the fiscal years ending March 31:
2025	100,470
2026	204,919
2027	162,746
2028	38,250
Thereafter	125,394
Total contractual repayments	$665,697
Investments in equity securities	202,807
Total cost basis of investments held as of December 31, 2023:	$868,504

Financing Activities
Net cash provided by financing activities for the nine months ended December 31, 2023 was $76.1 million, which consisted primarily of $74.8 million of gross proceeds from the issuance of our 8.00% 2028 Notes, $47.4 million of net borrowings under the Credit Facility and $25.0 million proceeds from issuance of common stock, net of expenses and shelf offering registration costs, partially offset by $67.4 million in distributions to common stockholders and $3.7 million of deferred financing and offering costs.
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
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the nine months from April through December 2023, and supplemental distributions of $0.12 per common share in June, September, and November 2023 and $0.88 per common share in December 2023. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in January 2024.
For the fiscal year ended March 31, 2023, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.4 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2023, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $10.6 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2023, we recorded $1.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions. For the nine months ended December 31, 2023, we recorded $0.4 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions and Capital in excess of par value.
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

Equity
Registration Statement
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to $194.5 million of the $300.0 million of securities registered under the registration statement.
Common Stock
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $50.0 million in our Common Stock ATM Program. In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC in order to add B. Riley Securities, Inc. as a Sales Agent for the Common Stock ATM Program. As of December 31, 2023, we had remaining capacity to sell up to an additional $19.3 million of common stock under the Common Stock ATM program.
During the three months ended December 31, 2023, we sold 1,456,279 shares of our common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.51 per share and a weighted-average net price of $14.28 per share after deducting commissions and offering costs borne by us, raising approximately $21.1 million and $20.8 million of gross and net proceeds, respectively. During the nine months ended December 31, 2023, we sold 1,760,449 shares of common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.34 per share and a weighted-average net price of $14.12 per share after deducting commissions and offering costs borne by us, raising approximately $25.3 million and $24.9 million of gross and net proceeds, respectively. All of these sales were above our then current estimated NAV per share.
During the three months ended December 31, 2022, we sold 212,338 shares of common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.11 per share and a weighted-average net price of $13.91 per share after deducting commissions and offering costs borne by us, raising approximately $3.0 million of gross and net proceeds. During the nine months ended December 31, 2022, we sold 241,978 shares of common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.31 per share and a weighted-average net price of $14.11 per share after deducting commissions and offering costs borne by us, raising approximately $3.5 million and $3.4 million of gross and net proceeds, respectively. All of these sales were above our then current estimated NAV per share.

Subsequent to December 31, 2023 and through February 6, 2024, we sold 538,206 shares of our common stock under our Common Stock ATM Program at a weighted-average gross price of $14.53 per share and raised approximately $7.7 million in net proceeds. All of these sales were above our then-current estimated NAV per share.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. As of December 31, 2023, the closing market price of our common stock was $14.15 per share, representing a 8.8% premium to our NAV per share of $13.01 as of December 31, 2023.

Revolving Line of Credit
On October 30, 2023, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 8 to the Credit Facility with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. Among other things, the revolving period was extended to October 30, 2026, and if not renewed or extended by such date, all principal and interest will be due and payable by October 30, 2028 (two years after the revolving period end date). Advances under the Credit Facility generally bear interest at 30-day Term SOFR, subject to a floor of 0.35%, plus 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter with a SOFR credit spread adjustment of 10 basis points. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount. The size of the Credit Facility was reduced from $180.0 million to $135.0 million.

Previously, on April 10, 2023, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 7 to the Credit Facility with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The reference rate was updated from LIBOR to Term SOFR plus an 11 basis point credit spread adjustment.
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

At December 31, 2023, we had $82.6 million borrowings outstanding on the Credit Facility and as of the date of this report, we had $77.3 million outstanding under the Credit Facility.
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
Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $339.0 million as of December 31, 2023, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2023, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $789.8 million, asset coverage on our senior securities representing indebtedness of 206.9%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2023, we had availability, after adjustments for various constraints based on collateral quality, of $52.4 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2023 and March 31, 2023, we had unrecognized, contractual off-balance sheet success fee receivables of $61.8 million and $53.6 million (or approximately $1.75 and $1.60 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of December 31, 2023 to be insignificant.
The following table shows our contractual obligations as of December 31, 2023, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$82,600	$—	$—	$82,600	$—
Notes payable	337,238	—	127,938	209,300	—
Interest payments on obligations(C)	110,798	26,429	48,587	35,782	—
Total	$530,636	$26,429	$176,525	$327,682	$—
(A)Excludes unused line of credit commitments to our portfolio companies in the aggregate principal of $1.5 million.
(B)Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on the Credit Facility, 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2023.

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
The following table reflects risk ratings for all loans in our portfolio as of December 31, 2023 and March 31, 2023:

Rating	December 31, 2023	March 31, 2023
Highest	9.0	9.0
Average	6.2	6.4
Weighted-average	6.8	7.3
Lowest	1.0	1.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both December 31, 2023 and March 31, 2023.
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
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and up to approximately 10% at fixed rates. As of December 31, 2023 and March 31, 2023, all of our variable-rate loans have rates associated with the current 30-day SOFR rate and 30-day LIBOR rate, respectively, and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	December 31, 2023	March 31, 2023
Variable rates with a floor	100.0%	100.0%
Fixed rates	—	—%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the nine months ended December 31, 2023 from those included in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2023 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement.” In addition, during the three months ended December 31, 2023, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

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

10.2
Amendment No. 9 to Fifth Amended and Restated Credit Agreement, dated as of February 5, 2024 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed February 6, 2024.

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of December 31, 2023 and March 31, 2023, (ii) the Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended December 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2023 and 2022, (v) the Consolidated Schedules of Investments as of December 31, 2023 and March 31, 2023, and (vi) the Notes to Consolidated Financial Statements.

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
Date: February 6, 2024