Form 10-K
period 2024-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2024-05-08
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES   NO
The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2023, based on the closing price on that date of $12.74 on the Nasdaq Global Select Market, was $420,365,931. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 36,688,667 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 7, 2024.
Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended March 31, 2024.

GLADSTONE INVESTMENT CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
MARCH 31, 2024

FORWARD-LOOKING STATEMENTS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, elevated interest rates and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, or the general economy, including inflation; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and (12) those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K (this “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from our historical performance. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed, or in the future may file, with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Annual Report on Form 10-K are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the "Securities Act").
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
As of March 31, 2024, shares of our common stock, our 5.00% Notes due 2026 (“5.00% 2026 Notes”), our 4.875% Notes due 2028 (“4.875% 2028 Notes”) and our 8.00% Notes due 2028 ("8.00% 2028 Notes") are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINN,” “GAINZ,” and "GAINL," respectively.
Investment Adviser and Administrator
We are externally managed by the Adviser, an affiliate of ours and an SEC-registered investment adviser, pursuant to an investment advisory and management agreement, as amended from time to time, (the “Advisory Agreement”). We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser. Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. David Dullum, our president, also serves as the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary, also serves as the Administrator’s president, general counsel, and secretary, as well as the executive vice president of administration of the Adviser. Mr. Gladstone and Terry Lee Brubaker, our chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; and Gladstone Land Corporation, a publicly-traded real estate investment trust (“Gladstone Land”) (together with “Gladstone Commercial” and “Gladstone Capital,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.
The Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a SEC-registered investment adviser under the Investment Advisers Act of 1940, as amended. The Administrator was organized as a limited liability company under the laws of the State of Delaware on March 18, 2005. The Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C. The Adviser also has offices in several other states.
Investment Objectives and Strategy
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments in a particular portfolio company generally totaling up to $75 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2024, our investment portfolio was comprised of 77.0% in debt securities and 23.0% in equity securities, at cost.
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
We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital and any future BDC or registered closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.
In general, our investments in debt securities have a term of five years, accrue interest at variable rates based on the 30 day Secured Overnight Financing Rate ("SOFR") and, to a lesser extent, at fixed rates. As of March 31, 2024, our loan portfolio consisted of 100.0% variable rate loans with floors, based on the total principal balance of all outstanding debt investments.
We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement such as a success fee or, to a lesser extent, deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the portfolio company. Some debt securities may have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” (“PIK”) interest. As of March 31, 2024, we did not have any securities with a PIK feature.
Typically, our investments in equity securities take the form of common stock, preferred stock, limited liability company interests, warrants or options to purchase any of the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt. From our initial public offering in 2005 through March 31, 2024, we invested in 58 companies, excluding investments in syndicated loans.

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
Investment Concentrations
As of March 31, 2024, our investment portfolio consisted of investments in 24 portfolio companies located in 18 states across 16 different industries with an aggregate fair value of $920.5 million. Our investments in SFEG Holdings, Inc. ("SFEG"), Nocturne Luxury Villas, Inc. ("Nocturne"), Nth Degree Investment Group, LLC ("Nth Degree"), Old World Christmas, Inc. (“Old World”), and Brunswick Bowling Products, Inc. ("Brunswick") represented our five largest portfolio investments at fair value and collectively comprised $393.5 million, or 42.7%, of our total investment portfolio at fair value as of March 31, 2024.

The following table summarizes our investments by security type as of March 31, 2024 and 2023:

	March 31, 2024				March 31, 2023
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$513,425	60.1%	$474,856	51.6%	$471,439	65.4%	$437,517	58.1%
Secured second lien debt	144,958	16.9%	138,703	15.0%	84,158	11.7%	75,734	10.1%
Total debt	658,383	77.0%	613,559	66.6%	555,597	77.1%	513,251	68.2%

Preferred equity	145,070	17.0%	213,480	23.2%	149,099	20.7%	222,585	29.5%
Common equity/equivalents	50,837	6.0%	93,465	10.2%	15,934	2.2%	17,707	2.3%
Total equity/equivalents	195,907	23.0%	306,945	33.4%	165,033	22.9%	240,292	31.8%
Total investments	$854,290	100.0%	$920,504	100.0%	$720,630	100.0%	$753,543	100.0%
Our investments at fair value consisted of the following industry classifications as of March 31, 2024 and 2023:

	March 31, 2024		March 31, 2023
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$264,535	28.7%	$268,954	35.7%
Home and Office Furnishings, Housewares, and Durable Consumer Products	160,038	17.3%	143,685	19.1%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	92,781	10.1%	20,088	2.7%
Hotels, Motels, Inns, and Gaming	77,366	8.4%	58,713	7.8%
Buildings and Real Estate	60,431	6.6%	60,571	8.0%
Oil and Gas	51,171	5.6%	—	—%
Healthcare, Education, and Childcare	49,638	5.4%	37,445	5.0%
Leisure, Amusement, Motion Pictures, and Entertainment	39,350	4.3%	47,616	6.3%
Mining, Steel, Iron and Non-Precious Metals	30,537	3.3%	25,998	3.5%
Aerospace and Defense	29,064	3.2%	22,215	2.8%
Chemicals, Plastics, and Rubber	20,363	2.2%	24,891	3.3%
Printing and Publishing	14,238	1.5%	—	—%
Cargo Transport	13,500	1.5%	14,707	2.0%
Telecommunications	9,002	1.0%	18,987	2.5%
Other < 2.0%	8,490	0.9%	9,673	1.3%
Total investments	$920,504	100.0%	$753,543	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2024 and 2023:

	March 31, 2024		March 31, 2023
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$346,838	37.7%	$171,056	22.7%
West	223,871	24.3%	197,989	26.3%
Northeast	207,870	22.6%	266,612	35.4%
Midwest	141,925	15.4%	117,886	15.6%
Total investments	$920,504	100.0%	$753,543	100.0%
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
•Enterprise Collateral Value: The projected enterprise valuation of the business,, based on market based comparable cash flow multiples, is an important factor in our investment analysis in determining the collateral coverage of our debt securities.
Extensive Due Diligence
The Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation typically begins with a review of publicly available information followed by in-depth business analysis, including some or all of the following:
•review of the prospective portfolio company’s historical and projected financial information, including a quality of earnings analysis;
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
We expect to hold most of our debt investments until maturity or repayment, but we may sell our investments (including our equity investments) earlier if a liquidity event takes place, such as a recapitalization of a portfolio company, an initial public offering, or a sale to a third party, including strategic buyers, private equity funds, or existing investors in the portfolio company, and which may be privately negotiated transactions.

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
Management Expertise
Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser's investment committee for the Company is comprised of Messrs. Gladstone, Brubaker, Dullum and Sateri and Ms. Gladstone, each of whom have a wealth of experience in our area of operation. Ms. Gladstone and Messrs. Gladstone, Brubaker, and Sateri also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Ms. Gladstone has over 20 years of experience in investing in middle market companies and is a managing director of the Adviser. Each of Messrs. Gladstone, Dullum and Sateri (also a managing director of the Adviser) have over 30 years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers, and have worked together at the Gladstone Companies for more than 20 years. Mr. Brubaker has over 30 years of experience in acquisitions and operations of companies. These five individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to Lower Middle Market companies. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.
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
Flexible Transaction Structuring
We believe the Adviser’s and our management team’s broad expertise and years of combined experience enable the Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures and, in some cases, the types of securities in which we invest, thereby affording us a competitive advantage of providing both, equity and debt financing, which may limit uncertainty related to the close of the transaction and the risk of refinancing during periods of market yield compression. We believe that this approach enables the Adviser to craft a financing structure which best fits the investment and growth profile of the underlying business and yields attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets.
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
Valuation Process
Our Board of Directors has approved investment valuation policies and procedures pursuant to Rule 2a-5 (the “Policy”) and, in July 2022, designated the Adviser to serve as the Board of Directors’ valuation designee (“Valuation Designee”) under the 1940 Act.
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
•The Valuation Committee of the Board of Directors (comprised entirely of independent directors) meets to review the valuation determinations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy and reviews other facts and circumstances, including current valuation risks, conflicts of interest, material valuation matters, appropriateness of valuation methodologies, back-testing results, price challenges/overides, and ongoing monitoring and oversight of pricing services. After the Valuation Committee concludes its meeting, it and the chief valuation officer, representing the Valuation Designee, present the Valuation Committee’s findings on the Valuations Designee's determinations to the entire Board of Directors so that the full Board of Directors may review the Valuation Designee's determined fair values of such investments in accordance with the Policy.
Fair value measurements of our investments may involve subjective judgment and estimates. Due to the uncertainty inherent in valuing these securities, the determinations of fair value may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our net asset value (“NAV”) could be materially affected if the determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Our valuation policies, procedures and processes are more fully described in Note 2 — Summary of Significant Accounting Policies in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
Transactions with Related Parties
Investment Advisory and Management Agreement
Pursuant to our Advisory Agreement, we pay the Adviser certain fees as compensation for its services, consisting of a base management fee and an incentive fee, each as described below. On July 11, 2023, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, unanimously approved the renewal of the Advisory Agreement through August 31, 2024. Our Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our stockholders, (2) the investment performance of the Company and the Adviser, (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company, (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors, (5) the fee structure of the advisory and administrative agreements of comparable funds, (6) indirect profits to the Adviser created through the Company and (7) in light of the foregoing considerations, the overall fairness of the advisory fees paid under the Advisory Agreement.
On January 4, 2024, we approved a new investment advisory agreement between us and the Adviser (the "New Advisory Agreement"). The New Advisory Agreement is the result of an anticipated change in control of the Adviser. From inception, the Adviser has been 100% indirectly owned and controlled by David Gladstone. David Gladstone owns 100% of the voting and economic interests of The Gladstone Companies, Ltd., which in turn owns 100% of the voting and economic interests of The Gladstone Companies, Inc., which in turn owned 100% of the voting and economic interests of the Adviser. Immediately after approval by the stockholders of Gladstone Capital Corporation of a similar advisory agreement, which occurred on January 24, 2024, the Adviser entered into a voting trust agreement (the “Voting Trust Agreement”), among David Gladstone, Lorna Gladstone, Laura Gladstone, Kent Gladstone and Jessica Martin, each as a trustee and collectively, as the board of trustees of the voting trust (the “Voting Trust Board”), the Adviser and certain stockholders of the Adviser, pursuant to which David Gladstone deposited all of his indirect interests in the Adviser, which represented 100% of the voting and economic interests thereof, with the voting trust.
Pursuant to the Voting Trust Agreement, prior to its Effective Date (as defined below) David Gladstone has, in his sole discretion, the full, exclusive and unqualified right and power to vote in person or by proxy all of the shares of common stock of the Adviser deposited with the voting trust at all meetings of the stockholders of the Adviser in respect of any and all matters on which the stockholders of the Adviser are entitled to vote under the Adviser’s certificate of incorporation or applicable law, to give consents in lieu of voting such shares of common stock of the Adviser at a meeting of the stockholders of the Adviser in respect of any and all matters on which stockholders of the Adviser are entitled to vote under its certificate of incorporation or applicable law, to enter into voting agreements, waive notice of any meeting of stockholders of the Adviser in respect of such shares of common stock of the Adviser and to grant proxies with respect to all such shares of common stock of the Adviser with respect to any lawful corporate action (collectively, the “Voting Powers”).
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
Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the years ended March 31, 2024 and 2022, capital gains-based incentive fees of $1.1 million and $5.3 million, respectively, were contractually due and paid to the Adviser. For the year ended March 31, 2023, no capital gains-based incentive fees were contractually due and paid to the Adviser.
In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. For the three years ended March 31, 2024, 2023 and 2022, we recorded/(reversed) capital gains-based incentive fees of $12.7 million, $(0.3) million and $18.3 million, respectively.
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
Other Transactions
Mr. Gladstone also serves on the board of managers of our affiliate Gladstone Securities, a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is 100% indirectly owned and controlled by Mr. Gladstone and has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. For additional information, refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements.
Material U.S. Federal Income Tax Considerations
This is a general summary of certain material U.S. federal income tax considerations applicable to us, to our qualification and taxation as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and to the ownership and disposition of our shares. This summary does not purport to be a complete description of all of the tax considerations relating thereto. In particular, we have not described certain considerations that may be relevant to certain types of stockholders subject to special treatment under U.S. federal income tax laws. This summary does not discuss any aspect of state, local or foreign tax laws, or the U.S. estate or gift tax. Stockholders are urged to consult their tax advisors regarding their particular situations and the possible applicability of federal, state, local, non-U.S. or other tax laws, and any proposed tax law changes.
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
Our qualification and taxation as a RIC depends upon our ability to satisfy on a continuing basis, through actual, annual operating results, distribution, income and asset, and other requirements imposed under the Code. However, no assurance can be given that we will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may be impossible or impracticable.
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

Qualification as a RIC
If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long-term capital gain in excess of realized net short-term capital loss) that we timely distribute (or are deemed to distribute) to our stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year (or November 30 or December 31 of that year if we are permitted to elect and so elect) and (iii) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. For the calendar years ended December 31, 2023, 2022 and 2021, we incurred $1.2 million, $1.3 million and $0.7 million, respectively, in excise taxes. As of March 31, 2024, there was no capital loss carryforward.
Taxation of Our U.S. Stockholders
The following summary generally describes certain U.S federal income tax consequences of an investment in our shares beneficially owned by U.S. stockholders. If you are not a U.S. sotckholder this section does not apply to you. Whether an investment is appropriate for a U.S. stockholder will depend upon that person's particular circumstances. An investment by a U.S. stockholder may have adverse tax consequences. U.S. stockholders are urged to consult their tax advisors about the U.S. tax consequences of investing in the fund.

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
Any distribution declared by us in October, November or December of any calendar year, payable to our stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by our stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the later of the extended due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November, December rule described above. For the fiscal year ended March 31, 2024, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2025 as having been paid in the fiscal year ended March 31, 2024. In addition, for the fiscal year ended March 31, 2024, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.4 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2025 as having been paid in the fiscal year ended March 31, 2024.
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

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the years ended March 31, 2024, 2023 and 2022, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.
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
Regulation as a BDC
We are a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a "vote of a majority of outstanding voting securities,” as defined in the 1940 Act.
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
As of March 31, 2024, 99.8% of our assets were qualifying assets.

Asset Coverage
Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that is stock. In either case, we may only issue such senior securities if such class of senior securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act, of at least 150%. As of March 31, 2024, our asset coverage on our senior securities representing indebtedness was 219.0%.
In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to holders of any class of our capital stock would be restricted if our "senior securities representing indebtedness" fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would be restricted if our "senior securities that are stock" fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution and accounting for such distribution). When the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering costs will not be available for distributions to our stockholders. If we are unable to regain the requisite asset coverage through these methods, we may be forced to suspend the payment of such dividends or distributions.
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
Summary Risk Factors
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
•Market conditions could negatively impact our business, results of operations, cash flows and financial condition.
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
•Common shares of closed-end investment companies frequently trade at a discount to the NAV per share.
•The indentures under which our unsecured notes were issued contain limited protection for holders of such notes.
•Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.
Code of Ethics
We, and all of the Gladstone family of companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act, and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on the Investors section of our website under “Governance – Governance Documents” at www.GladstoneInvestment.com. Appendix A to the code of ethics and business conduct is our insider trading policy. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.
Compliance Policies and Procedures
We and the Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated a chief compliance officer, John Dellafiora, Jr., who also serves as chief compliance officer for all of the Gladstone companies.

Staffing
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator dedicates all of his or her time to us. However, we expect that 20 to 25 full-time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2024 and all of calendar year 2025.
As of March 31, 2024, the Adviser and Administrator collectively had 70 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive management
21	Accounting, administration, compliance, human resources, legal, and treasury
36	Investment management, portfolio management, and due diligence
The Adviser and the Administrator aim to attract and retain capable advisory and administrative personnel, respectively, by offering competitive base salaries and bonus structure, and by providing employees with appropriate opportunities for professional growth.
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
•the quality, pricing, and availability of suitable investments and credit losses with respect to our investments;

•the ability to obtain accurate market-based valuations;
•investment values relative to the value of the underlying assets;
•default rates on the loans underlying our investments and the amount of related losses;
•prepayment rates, delinquency rates and the timing and amount of service advances;
•competition;
•the actual and perceived state of the economy and capital markets generally;
•amendments or repeals of legislation, or changes in regulations or regulatory interpretations thereof, and transitions of government, including uncertainty regarding any of the foregoing;
•the national and global political environment, including war, armed conflicts, foreign relations and trading policies;
•the impact of potential changes to the Code; and
•the attractiveness of other types of investments relative to investments in Lower Middle Market companies generally.
Changes in these factors are difficult to predict, and a change in one factor could affect other factors, which could result in adverse effects to our business, results of operations, financial condition, and cash flows.
Volatility in the capital markets could make it more difficult to raise capital and may adversely affect the valuations of our investments.
Given the volatility and dislocation that the capital markets have experienced from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We could in the future have difficulty accessing debt and equity capital, and a severe disruption in U.S. or global financial markets or deterioration in credit and financing conditions, including as a result of rising inflation, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, significant changes in the capital markets have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. Additionally, volatility in the U.S. repo market may affect other financial markets worldwide. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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
Public health threats, such as pandemics, may disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. In the event of a future public health threat, our portfolio companies may face limitations on their business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities, may experience disruptions in their supply chains or decreased consumer demand, or may experience increases in health and safety expenses, payroll costs and other operating expenses. These adverse economic impacts may decrease the value of the collateral securing our loans in such portfolio companies, as well as the value of our equity investments. In addition, these adverse impacts could cause certain of our portfolio companies to have difficulty meeting their debt service requirements, which in turn could lead to an increase in defaults, and/or could diminish the ability of certain of our portfolio companies to engage in liquidity events. These negative impacts on our portfolio companies and their performance may increase realized and unrealized losses related to our investments, which may, in turn, adversely impact our business, financial condition or results of operations.
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
Generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our securities. As interest rates increase, generally, the cost of borrowing under our Credit Facility increases, which may affect our ability to make new investments on favorable terms or at all. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on SOFR. As interest rates have increased, the operating performance of certain of our portfolio companies has been affected by increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that further increases in interest rates make it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. There can be no guarantee the Federal Reserve Board will raise rates at a gradual pace, or at all, nor can there be any assurance that markets will not adversely react to rate increases. Recent and future increases in interest rates could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.
Conversely, reduced interest rates will result in a decrease in our total investment income unless offset by interest rate floors or an increase in the spread of our debt investments with variable interest rates. In addition, our net investment income could decrease if there is no reduction or credit to the base management or incentive fees that we pay to the Adviser or if we are unable to refinance our fixed rate debt obligations or issue new fixed rate debt at lower rates. In addition, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require the Adviser and its investment professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

A change in interest rates may adversely affect our profitability and any hedging strategy may expose us to additional risks.
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
Ultimately, we expect approximately 90% of the loans in our portfolio to be at variable rates determined on the basis of the SOFR and approximately up to 10% to be at fixed rates. As of March 31, 2024, based on the total principal balance of debt investments outstanding, our portfolio consisted of 100.0% of loans at variable rates with floors.
As of March 31, 2024, we did not have any hedging arrangements, such as interest rate hedges, in place. While hedging arrangements may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to receive payments pursuant to a hedging arrangement is linked to the ability of the counter-party to that hedging arrangement to make the required payments. To the extent that the counter-party to the hedging arrangement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.
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
There is competitive pressure in the BDC and investment company marketplace for first and second lien secured debt, which can result in reduced yields on investment. A large number of entities compete with us to make the types of investments we seek to make in Lower Middle Market companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds, mutual funds, and private equity. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in Lower Middle Market portfolio companies are extremely risky and could cause you to lose all or a part of your investment.
Investments in Lower Middle Market portfolio companies are subject to a number of significant risks including the following:
•Lower Middle Market businesses are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and any economic downturns or recessions are more likely to have a material adverse effect on them. When the economy contracts, the financial results of Lower Middle Market businesses, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, for any portfolio company that is adversely impacted by an economic downturn or recession, its ability to repay our loan(s) or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.
•Lower Middle Market businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan(s) may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of realizing on any guaranties we may have obtained from the borrower’s management. As of March 31, 2024, loans to two portfolio companies were on non-accrual status with an aggregate debt cost basis of $59.1 million, or 9.0% of the cost basis of all debt investments in our portfolio. We cannot assure you that our efforts to improve profitability and cash flows of these companies will prove successful. In some of our loans we expect to be subordinated to a senior lender and our security interest in any collateral would, accordingly, likely be second lien and subordinate to another lender’s security interest.
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
•Lower Middle Market companies may operate in regulated industries or provide services to governments. Some of our portfolio companies may operate in regulated industries and/or provide services to federal, state or local governments, or operate in industries that provide services to regulated industries or federal, state or local governments, any of which could lead to delayed payments for services or subject the company to changing payment and reimbursement rates or other terms.
Because the majority of the loans we make and equity securities we invest in are not publicly traded, there is uncertainty regarding the value of our privately-held securities.
Substantially all of our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, and market quotes. A third-party valuation firm provides estimates of fair value on generally all of our debt investments that are not valued using total enterprise value (“TEV”) and we use another independent valuation firm to provide valuation inputs for our significant equity investments, which are generally valued using TEV, including earnings multiple ranges, as well as other information. In addition to these techniques, inputs and information, other factors are considered when determining fair value of our investments, including: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected loan repayments; and the markets in which the portfolio company operates.
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
Our total investment in one or more companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented 42.7% and 42.8% of the fair value of our total portfolio as of March 31, 2024 and 2023, respectively. Any disposition of a significant investment in one or more portfolio companies may negatively impact our net investment income and limit our ability to pay distributions.
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
As of March 31, 2024, we had investments in 24 portfolio companies, the five largest of which included SFEG, Nocturne, Nth Degree, Old World, and Brunswick and comprised $393.5 million, or 42.7%, of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment, including due to the current inflation and interest rate environment. Beyond our regulatory and income tax diversification requirements, as well as Credit Facility requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. A downturn in a particular industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of March 31, 2024, our largest industry concentration was in Diversified/Conglomerate Services, representing 28.7% of our total investments, at fair value.
Volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.
Our portfolio includes companies related to the oil and gas industry with the fair value of these investments representing approximately $51.2 million, or 5.6% of our total portfolio at fair value as of March 31, 2024. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have from time to time experienced volatility, including rapid and significant changes in prices, and such volatility could continue or increase in the future. A substantial decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flows, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. Any decline in oil prices, especially for a prolonged period, could therefore have a material adverse effect on our business, financial condition and results of operations.
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
Portfolio company litigation or other litigation or claims against us or our personnel could result in additional costs and the diversion of management time and resources.
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
We will have a continuing need for capital to finance our investments. As of March 31, 2024, we, through our wholly-owned subsidiary, Business Investment, had $67.0 million of borrowings outstanding under the Credit Facility, which provides for maximum borrowings of $200.0 million, with a revolving period end date of October 30, 2026 (the “Revolving Period End Date”). The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions and covenants set forth in the credit agreement. Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policy without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors in the borrowing base. Additionally, the Credit Facility contains a performance guarantee that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $348.7 million as of March 31, 2024; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2024, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $822.4 million, asset coverage on our senior securities representing indebtedness of 219.0%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2024, we were in compliance with all covenants under the Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.
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
If the Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on October 30, 2028 (two years after the Revolving Period End Date). Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $300.0 million through additional commitments of existing or new lenders. However, if such lenders are unwilling to provide additional commitments under the terms of the Credit Facility, we will be unable to expand the Credit Facility and thus will continue to have limited availability to finance new investments under the Credit Facility. There can be no guaranty that we will be able to renew, extend or replace the Credit Facility upon its Revolving Period End Date on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at or before the time of its Revolving Period End Date, will be constrained by then current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or refinance the Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.
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
There can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:
•Senior Securities: We may issue "senior securities representing indebtedness" (including borrowings under the Credit Facility, our 5.00% 2026 Notes, our 4.875% 2028 Notes and our 8.00% 2028 Notes) and "senior securities that are stock", up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue senior securities representing indebtedness and senior securities which are stock, in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 150% on each such senior security immediately after each issuance of each such senior security. As a result of issuing senior securities (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 150%. If the aggregate fair value of our assets declines, we might be unable to satisfy that 150% requirement. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness, pay dividends on our preferred stock or for offering costs will not be available for distributions to common stockholders. Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of "senior securities representing indebtedness". However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of "senior securities that are stock".

•Common and Convertible Preferred Stock: Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we may at times be dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our common stockholders at the time of the issuance would decrease and our existing common stockholders may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing common stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of common shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a common stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10% of our common stock at a 5% discount from NAV, a common stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has for the last several years. As noted above, the 1940 Act prohibits the issuance of multiple classes of "senior securities that are stock".
We financed certain of our investments with borrowed money and capital from the issuance of senior securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested and, if we incur additional leverage, this potential will be further magnified. We have incurred leverage in the past and currently incur leverage through the Credit Facility, the 5.00% 2026 Notes, the 4.875% 2028 Notes and the 8.00% 2028 Notes and, from time to time, may incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities to, banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(A)	(24.07)%	(14.55)%	(5.03)%	4.49%	14.01%
(A)The hypothetical return to common stockholders is calculated by multiplying our total assets as of March 31, 2024 by the assumed rates of return and subtracting all interest on our debt expected to be paid during the twelve months following March 31, 2024, and then dividing the resulting difference by our total net assets attributable to common stock as of March 31, 2024. Based on $938.1 million in total assets, $67.0 million of borrowings outstanding on the Credit Facility, $127.9 million of 5.00% 2026 Notes, at cost, $134.6 million of 4.875% 2028 Notes, at cost, $74.8 million of 8.00% 2028 Notes, at cost, and $492.7 million in net assets as of March 31, 2024.
Based on an aggregate outstanding indebtedness of $404.2 million, at cost, as of March 31, 2024, the effective annual cash interest rate of 6.1% as of that date, our investment portfolio at fair value would have to produce an annual return of at least 2.7% to cover annual interest payments on the outstanding debt.
Risks Related to Our Regulation and Structure
We will be subject to corporate-level tax if we are unable to satisfy the Code requirements for RIC qualification.
To maintain our qualification as a RIC, we must maintain our status as a BDC and meet annual distribution, income source, and asset diversification requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we may receive with respect to debt investments generally create original issue discount (“OID”), which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. As of March 31, 2024, we did not have investments with OID or a PIK feature. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock.
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
In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2024, our Board of Directors has approved the following types of transactions:
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
Risks Related to the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes (collectively, the "Notes")
The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).
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
The Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our wholly-owned subsidiary, Business Investment, is the obligor under our Credit Facility, which is structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.
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
At any time with respect to the 5.00% 2026 Notes and the 4.875% 2028 Notes and on or after August 1, 2025, with respect to the 8.00% 2028 Notes, we may choose to redeem the Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, and we redeem the Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.
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
Maintaining our network security is of critical importance because our systems store highly confidential financial models and portfolio company information. Although we have implemented, and will continue to implement, security measures, our technology platform may be vulnerable to intrusion, computer viruses or similar disruptive problems caused by cyber-attacks, including those employing artificial intelligence. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources or those of our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships or those of our portfolio companies. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, any such incident, disruption or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our and our Adviser’s reputations, resulting in a loss of confidence in our services and our Adviser’s services, which could adversely affect our business.

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology pose risks to our Company and our portfolio companies. Our Company and our portfolio companies could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to our Company, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company or our investments.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

We are subject to risks related to corporate social responsibility.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. The SEC has adopted rules that require additional disclosures about ESG investment practices by investment advisers and certain funds, including BDCs. The SEC has also adopted rules that, among other matters, establish a framework for reporting of climate-related risks. Compliance with these rules may be onerous and expensive. Further, compliance with any new laws, regulations or disclosure obligations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy
Our Adviser and our Administrator have implemented ongoing processes that are designed to continually identify, assess, manage, monitor and mitigate the dynamic and evolving material risks to us from cybersecurity threats. Our Adviser’s and Administrator’s resource management and compliance departments work in conjunction with an independent third-party information technology service provider (“ISP”) engaged by our Adviser to manage our information technology strategy. The ISP regularly performs cyber assessments and assists in maintaining our cyber and information security programs. The ISP proposes recommendations for improvements to our Adviser’s resource management and compliance departments, which then are considered by other officers and employees of our Adviser and Administrator before implementation.
In addition, regular ongoing cybersecurity threat risk assessments, which also cover third-party business applications, are performed throughout the year and reported to our officers and Board of Directors by our Chief Compliance Officer (“CCO”) no less than quarterly. Cybersecurity risks are assessed in general as part of the overall enterprise risk management for us, but also specifically between the ISP and our Adviser and Administrator in monitoring and determining not only the risks but also in assessing corresponding processes and procedures to mitigate those risks appropriately.
Our ISP constantly monitors information technology risk and cybersecurity threats globally. When risks are detected, we, through our Adviser and Administrator, consults with the ISP to assess if the risk is a cybersecurity threat to our information technology systems or data. If a risk to our information systems or data is identified, we, through our Adviser and Administrator, work in conjunction with the ISP to implement recommended processes, improvements, or safeguards to our systems or processes to address the risks as needed. Relevant examples of such efforts include but are not limited to:
•implementation of industry leading Cloud solutions and business applications which possess integrated cybersecurity safeguards;
•anti-malware, antivirus and threat detection software;
•ransomware containment and isolation software;
•enhanced password requirements and multifactor authentication requirements;
•endpoint encryption;
•intrusion detection and response system conduct file integrity monitoring;
•email archiving, firewalls, and quarantine capabilities;
•mobile device management of business applications;
•frequent systems backups with recovery capabilities; and
•regular vulnerability scans and penetration testing.
Contractually, we require the ISP to annually provide a third-party report on its systems and on the suitability of the design and operating effectiveness of its controls relevant to information and cyber security. In addition to the ongoing dialogue and technology interaction between our Adviser and Administrator and the ISP, any significant findings in these reports are shared with us, including our Board of Directors and other officers, to enhance ongoing monitoring and assessment of our information technology and cybersecurity risk management.
Our Adviser and Administrator also regularly trains employees working on our behalf on the evolving threats and educates them on cybersecurity risks to provide an additional protection barrier through end-user knowledge.

Notwithstanding our risk management and strategy described above, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. We are not currently aware of any known cybersecurity risks that may materially impact our operations and we may not be able to determine the likelihood of such risks. See “Risk Factors - Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.” for a discussion of risks related to cybersecurity and cyber incidents.

Governance
Our Board of Directors is actively engaged in overseeing our cybersecurity and information security program. Our Board of Directors receives regular reports during board meetings from our CCO on our and our Adviser’s and Administrator’s efforts concerning information security and addressing information technology and cybersecurity risks, no less than quarterly, and regularly receives updates from third parties on various business risks, which include cybersecurity matters. The reports are distributed to our Board of Directors, and our CCO engages in detailed discussions with the independent board members during the independent members’ session. The reports cover potentially material cybersecurity threats facing us, as well as key risks and mitigation efforts undertaken by us and our Adviser and Administrator. As significant threats or events are identified by management or the ISP between regular reporting periods, our CCO will inform our Board of Directors immediately and keep it informed as to the developments of assessing the risks, mitigating efforts, and potential disclosure. Appropriate members of management and third party providers will be involved as deemed necessary based on the potential impact.
Our Head of Resources Management, who is also a member of our Board of Directors, and our CCO lead our cybersecurity program. Our Head of Resources Management has more than 30 years of overall experience and more than 20 years directly assessing and managing our cyber information technology and human resources systems, and the associated security concerns. Our CCO has more than 30 years of overall experience as a CPA, with more than 15 years managing information technology systems and databases, and more than 15 years supporting our Adviser’s and Administrator’s resource management department. This includes identifying, assessing, mitigating, and monitoring cyber information security risks. These managers, as well as other management personnel, attend various professional continuing education programs, which include cybersecurity matters. Certain members of our Board of Directors have, or previously held, positions with other companies, including other public companies, that involved managing risks associated with their cyber and information technology systems.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on Nasdaq under the symbol “GAIN.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on Nasdaq, the intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through May 7, 2024.

Quarter Ended/Ending	NAV(A)	Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
		High	Low
Fiscal Year ended March 31, 2023:
6/30/2022	$13.44	$16.85	$12.27	25%	(9)%	$0.3450	(C)
9/30/2022	$13.31	$15.86	$11.77	19%	(12)%	$0.2250
12/31/2022	$13.43	$14.64	$11.40	9%	(15)%	$0.3600	(C)
3/31/2023	$13.09	$14.55	$12.11	11%	(7)%	$0.4800	(C)

Fiscal Year ended March 31, 2024:
6/30/2023	$12.99	$13.91	$12.53	7%	(4)%	$0.3600	(D)
9/30/2023	$14.03	$13.88	$12.44	(1)%	(11)%	$0.3600	(D)
12/31/2023	$13.01	$14.92	$12.14	15%	(7)%	$1.2400	(D)
3/31/2024	$13.43	$14.96	$13.30	11%	(1)%	$0.2400

Fiscal Year ending March 31, 2025:
6/30/2024 (through May 7, 2024)	*	$14.39	$13.75	*	*	$0.2400
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
(C)Includes $0.12, $0.12 and $0.24 per common share supplemental distributions paid in June 2022, December 2022 and March 2023, respectively.
(D)Includes $0.12, $0.12, $0.12 and $0.88 per common share supplemental distributions paid in June 2023, September 2023, November 2023 and December 2023, respectively.
* Not yet available, as the NAV per share as of the end of this quarter has not yet been finalized.
As of May 7, 2024, there were 20 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”
Distributions
We generally intend to distribute, in the form of cash distributions, up to 100% of our Investment Company Taxable Income, if any, to our stockholders in the form of monthly distributions. We may retain some or all of our net realized long-term capital gains, if any, and designate them as a deemed distribution to supplement our equity capital and support the growth of our portfolio, but we may also distribute all or a portion of such gains to stockholders in cash. For the years ended March 31, 2024 and 2023, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders. The Credit Facility also generally restricts distributions on our common stock to the sum of certain amounts, including, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the fiscal year ended March 31, 2024.

Purchases of Equity Securities
We did not repurchase any shares of our stock during the fourth quarter ended March 31, 2024.
Stock Performance Graph
The following graph shows the total stockholder return on an investment of $100 in cash on March 31, 2019 for (i) our common stock, (ii) the Nasdaq’s 100 Total Return index (“Nasdaq 100 TR”), (iii) the Russell 1000 Total Return index (“Russell 1000 TR”) and (iv) the Standard and Poor’s BDC index (“S&P BDC”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

Comparison Cumulative Total Return on Investment (in dollars)
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
3/31/19
3/31/20
3/31/21
3/31/22
3/31/23
3/31/24
GAIN
NASDAQ 100 TR
Russell 1000 TR
S&P BDC

	GAIN	Nasdaq 100 TR	Russell 1000 TR	S&P BDC
3/31/2019	$100.00	$100.00	$100.00	$100.00
3/31/2020	73.77	107.03	92.39	61.45
3/31/2021	125.88	180.75	148.69	119.64
3/31/2022	179.26	206.30	168.43	144.45
3/31/2023	150.74	184.95	154.29	133.06
3/31/2024	204.99	254.78	200.37	170.99

Fees and Expenses
The following table is intended to assist stockholders in understanding the costs and expenses that common stockholders will bear directly or indirectly. The percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, common stockholders will indirectly bear such fees or expenses as investors in the Company. The following annualized percentages were calculated based on actual expenses, except with respect to capital gains-based incentive fees as discussed below, incurred in the quarter ended March 31, 2024 and average net assets for the quarter ended March 31, 2024. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission (as a percentage of offering price) (1)	—%
Offering expenses (as a percentage of offering price) (1)	—%
Dividend reinvestment plan expenses (per sales transaction fee) (2)	Up to $25 Transaction fee
Total stockholder transaction expenses (as a percentage of offering price) (1)	—%

Annual expenses (as a percentage of net assets attributable to common stock) (3):
Base management fee (4)	3.85%
Loan servicing fee (5)	1.91%
Incentive fees (6)	4.70%
Interest payments on borrowed funds (7)	5.93%
Other expenses (8)	1.18%
Total annual expenses (9)	17.57%
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
(4)The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 2% computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective period and adjusted appropriately for any share issuances or repurchases during the period. In accordance with the requirements of the SEC, the table above shows our base management fee as a percentage of average net assets attributable to common stockholders. For purposes of the table, the annualized base management fee has been converted to 3.85% of the average net assets for the quarter ended March 31, 2024 by dividing the total annualized amount of the base management fee by our average net assets for the quarter ended March 31, 2024. The base management fee for the quarter ended March 31, 2024 before application of any credits was $4.6 million.
Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily related to the valuation of portfolio companies. For the quarter ended March 31, 2024, $0.5 million of these fees were non-contractually, unconditionally and irrevocably credited against the base management fee. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.
(5)The Adviser services the loans held by Business Investment in return for which the Adviser receives a 2.0% annual loan servicing fee based on the monthly aggregate balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (less any uninvested cash or cash equivalents resulting from borrowings) during any given calendar year, we treat payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally and irrevocably credited back to us by the Adviser. The loan servicing fee for the three months ended March 31, 2024 was $2.3 million. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.
(6)The incentive fee payable to the Adviser under the Advisory Agreement consists of two parts: an income-based fee and a capital gains-based fee. The income-based incentive fee is payable quarterly in arrears, and equals 20% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly hurdle rate of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period, subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate (or 2.1875%) in any calendar quarter. The catch-up provision is meant to provide our Adviser with 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125% of the quarterly hurdle rate in any calendar quarter. For the three months ended March 31, 2024, the income-based incentive fee was $2.2 million.
The capital gains-based incentive fee equals 20% of our net realized capital gains in excess of unrealized depreciation since our inception, if any, computed as all realized capital gains net of all realized capital losses and unrealized depreciation since our inception, less any prior payments, measured at the end of each calendar year and payable at the end of each fiscal year. During the three months ended March 31, 2024, we recorded capital gains-based incentive fees of $3.5 million in accordance with GAAP, which were not contractually due under the terms of the Advisory Agreement.
No credits were applied to incentive fees for the three months ended March 31, 2024; however, the Adviser may credit such fees in the future.
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
(7)Includes amortization of deferred financing costs. As of March 31, 2024, we had $67.0 million of borrowings outstanding under our Credit Facility, $127.9 million of 5.00% 2026 Notes, at cost, $134.6 million of 4.875% 2028 Notes, at cost, and $74.8 million of 8.00% 2028 Notes, at cost. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Line of Credit” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Notes Payable” for additional information regarding the Credit Facility, the 5.00% 2026 Notes, the 4.875% 2028 Notes and the 8.00% 2028 Notes.
(8)Includes our overhead expenses, including payments under the Administration Agreement based on our projected allocable portion of overhead and other expenses estimated to be incurred by our Administrator for the current fiscal year. See “Item 1. Business—Transactions with Related Parties—Administration Agreement” for additional information.
(9)Total annualized gross expenses, based on actual amounts incurred for the three months ended March 31, 2024 (except as set forth in footnote 9), would be $84.4 million. After all non-contractual, unconditional, and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee and the loan servicing fee, total annualized expenses after fee credits, based on actual amounts incurred for the three months ended March 31, 2024, would be $73.3 million or 15.26% as a percentage of average net assets.
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

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income(1)(2)	$135	$372	$570	$935
assuming a 5% annual return consisting entirely of capital gains(2)(3)	$144	$392	$596	$960
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
Senior Securities
Information about our senior securities is shown in the following table as of the end of each of our last ten fiscal years. The annual information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of March 31, 2024 is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
7.125% Series A Cumulative Term Preferred Stock (5)
March 31, 2016	$40,000,000	$2,214	$25.00	$25.60
March 31, 2015	$40,000,000	$2,301	$25.00	$25.78
6.75% Series B Cumulative Term Preferred Stock (6)
March 31, 2018	$41,400,000	$2,373	$25.00	$25.20
March 31, 2017	$41,400,000	$2,356	$25.00	$26.00
March 31, 2016	$41,400,000	$2,214	$25.00	$24.43
March 31, 2015	$41,400,000	$2,301	$25.00	$25.38
6.50% Series C Cumulative Term Preferred Stock due 2022 (7)
March 31, 2018	$40,250,000	$2,373	$25.00	$25.33
March 31, 2017	$40,250,000	$2,356	$25.00	$25.64
March 31, 2016	$40,250,000	$2,214	$25.00	$23.92
6.25% Series D Cumulative Term Preferred Stock due 2023 (8)
March 31, 2020	$57,500,000	$2,938	$25.00	$20.46
March 31, 2019	$57,500,000	$3,091	$25.00	$25.38
March 31, 2018	$57,500,000	$2,373	$25.00	$25.22
March 31, 2017	$57,500,000	$2,356	$25.00	$25.43
6.375% Series E Cumulative Term Preferred Stock due 2025 (9)
March 31, 2021	$94,371,325	$2,486	$25.00	$25.44
March 31, 2020	$74,750,000	$2,938	$25.00	$19.52
March 31, 2019	$74,750,000	$3,091	$25.00	$25.55
Revolving credit facilities
March 31, 2024	$67,000,000	$2,190	—	N/A
March 31, 2023	$35,200,000	$2,447	—	N/A
March 31, 2022	$—	$2,529	—	N/A
March 31, 2021	$22,400,000	$3,980	—	N/A
March 31, 2020	$49,200,000	$9,935	—	N/A
March 31, 2019	$53,000,000	$9,976	—	N/A
March 31, 2018	$107,000,000	$5,257	—	N/A
March 31, 2017	$69,700,000	$6,613	—	N/A
March 31, 2016	$95,000,000	$4,838	—	N/A
March 31, 2015	$118,800,000	$2,301	—	N/A
5.00% 2026 Notes (10)
March 31, 2024	$127,937,500	$2,190	$25.00	$24.16
March 31, 2023	$127,937,500	$2,447	$25.00	$23.47
March 31, 2022	$127,937,500	$2,529	$25.00	$25.13
March 31, 2021	$127,937,500	$3,980	$25.00	$25.85

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
4.875% 2028 Notes (11)
March 31, 2024	$134,550,000	$2,190	$25.00	$22.95
March 31, 2023	$134,550,000	$2,447	$25.00	$23.00
March 31, 2022	$134,550,000	$2,529	$25.00	$25.07
8.00% 2028 Notes (12)
March 31, 2024	$74,750,000	$2,190	$25.00	$25.86
Secured borrowings (13)
March 31, 2022	$5,095,785	$2,529	—	N/A
March 31, 2021	$5,095,785	$3,980	—	N/A
March 31, 2020	$5,095,785	$9,935	—	N/A
March 31, 2019	$5,095,785	$9,976	—	N/A
March 31, 2018	$5,095,785	$5,257	—	N/A
March 31, 2017	$5,095,785	$6,613	—	N/A
March 31, 2016	$5,095,785	$4,838	—	N/A
March 31, 2015	$5,095,785	$2,301	—	N/A
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
(4)Only applicable to our Term Preferred Stock, 5.00% 2026 Notes, 4.875% 2028 Notes, and 8.00% 2028 Notes because the other senior securities are not registered for public trading. Average market value per unit is the average of the closing price of the shares on Nasdaq during the last 10 trading days of the period.
(5)Our Series A Term Preferred Stock was issued in March 2012 and redeemed in September 2016.
(6)Our Series B Term Preferred Stock was issued in November 2014 and redeemed in August 2018.
(7)Our Series C Term Preferred Stock was issued in May 2015 and redeemed in August 2018.
(8)Our Series D Term Preferred Stock was issued in September 2016 and redeemed in March 2021.
(9)Our Series E Term Preferred Stock was issued in August 2018 and redeemed in August 2021.
(10)Our 5.00% 2026 Notes were issued in March 2021.
(11)Our 4.875% 2028 Notes were issued in August 2021.
(12)Our 8.00% 2028 Notes were issued in May 2023.
(13)In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our secured second lien term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. Accounting Standards Codification Topic 860, “Transfers and Servicing” requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. In conjunction with the August 2022 refinancing at Ginsey, the $5.1 million secured borrowing liability was extinguished.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally, in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of March 31, 2024, our investment portfolio was comprised of 77.0% in debt investments and 23.0% in equity investments, at cost.
We focus on investing in Lower Middle Market businesses in the U.S. that meet certain criteria, including: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the portfolio company, reasonable capitalization of the portfolio company, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the portfolio company, a public offering of the portfolio company’s stock or, to a lesser extent, by exercising our right to require the portfolio company to repurchase our warrants, though there can be no assurance that we will always have these rights. We invest in portfolio companies that seek funds for management buyouts and/or growth capital to finance acquisitions, recapitalize or, to a lesser extent, refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace.
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

Business
Portfolio and Investment Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the year ended March 31, 2024, we invested in two new portfolio companies and exited three portfolio companies. From our initial public offering in June 2005 through March 31, 2024, we have invested in 58 companies, excluding investments in syndicated loans, for a total of approximately $1.7 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2024, we had unrecognized, contractual success fees of $44.9 million, or $1.23 per common share. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through March 31, 2024, we exited our investments in 31 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $290.2 million in net realized gains and $41.8 million in other income upon exit, for a total increase to our net assets of $332.0 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 31 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 100.0% from March 2011 through March 31, 2024 and allowed us to declare and pay 22 supplemental distributions to common stockholders through March 31, 2024.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2026, and currently have a total commitment amount of $200.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2024, we issued the 8.00% 2028 Notes for gross proceeds of $74.8 million and sold 3,097,162 shares of our common stock under our "at-the-market" program (the "Common Stock ATM Program") for gross proceeds of approximately $44.5 million. During the year ended March 31, 2023, we sold 386,482 shares of our common stock under our Common Stock ATM Program for gross proceeds of approximately $5.5 million. Refer to “Liquidity and Capital Resources.”
Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On March 31, 2024, the closing market price of our common stock was $14.23 per share, representing a 6.0% premium to our NAV of $13.43 per share as of March 31, 2024. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then existing stockholders pursuant to a rights offering.
Regulatory Compliance
Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act) of at least 150% on each of our senior securities representing indebtedness and our senior securities that are stock.

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
As of March 31, 2024, our asset coverage ratio on our senior securities representing indebtedness was 219.0%.
Investment Highlights
Investment Activity
During the fiscal year ended March 31, 2024, the following significant transactions occurred:
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
•In August 2023, we invested an additional $18.7 million in the form of secured first lien debt in Nocturne to fund an add-on acquisition.
•In September 2023, we invested $46.0 million in a new portfolio company, The E3 Company, LLC ("E3"), in the form of $34.8 million of secured first lien debt and $11.2 million of preferred equity. E3, headquartered in Kilgore, Texas, is a market leader in advanced pressure management solutions for oil and gas well completions.
•In October 2023, we invested an additional $64.7 million in the form of $39.0 million of secured second lien debt and $25.7 million of common equity in SFEG to fund an add-on acquisition. In connection with the investment, our existing preferred equity, with a cost basis of $4.8 million, was converted to common equity.

•In October 2023, we exited our investment in Counsel Press, Inc. ("Counsel Press"), which resulted in success fee income of $1.4 million, a realized gain of $43.5 million and the repayment of our debt investment of $27.5 million at par.

•In March 2024, we recognized a $14.7 million realized loss on our preferred and common equity investments and the related first and second lien debt investments in The Mountain Corporation (“The Mountain”) upon the liquidation and dissolution of The Mountain.

Recent Developments
Distributions and Dividends
In April 2024, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 19, 2024	April 30, 2024	$0.080
May 17, 2024	May 31, 2024	0.080
June 19, 2024	June 28, 2024	0.080
	Total for the Quarter:	$0.240
Impact of Inflation
We believe the effects of inflation on our historical results of operations and financial condition have not been significant. During the year ended March 31, 2024, general inflationary pressures and certain commodity price volatility have impacted certain of our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, we expect that the cumulative effect of these inflationary pressures may impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their ability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future. Refer to “Risk Factors — Risks Related to the Economy — We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.”

RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended March 31, 2024 to the Fiscal Year Ended March 31, 2023

	For the Fiscal Years Ended March 31,
	2024	2023	$ Change	% Change
INVESTMENT INCOME
Interest income	$81,794	$60,276	$21,518	35.7%
Dividend and success fee income	5,512	21,267	(15,755)	(74.1)%
Total investment income	87,306	81,543	5,763	7.1%

EXPENSES
Base management fee	17,500	14,798	2,702	18.3%
Loan servicing fee	9,118	7,880	1,238	15.7%
Incentive fee	21,047	8,880	12,167	137.0%
Administration fee	1,789	1,811	(22)	(1.2)%
Interest expense	24,121	15,877	8,244	51.9%
Amortization of deferred financing costs and discounts	2,305	1,802	503	27.9%
Other	4,363	5,186	(823)	(15.9)%
Expenses before credits from Adviser	80,243	56,234	24,009	42.7%
Credits to fees from Adviser	(14,714)	(11,691)	(3,023)	25.9%
Total expenses, net of credits to fees	65,529	44,543	20,986	47.1%
NET INVESTMENT INCOME	21,777	37,000	(15,223)	(41.1)%

REALIZED AND UNREALIZED GAIN (LOSS), NET OF TAXES
Net realized gain on investments	30,256	10,753	19,503	181.4%
Net unrealized appreciation (depreciation) of investments	33,301	(12,235)	45,536	NM
Net unrealized (appreciation) depreciation of other	(29)	29	(58)	NM
Net realized and unrealized gain (loss), net of taxes on deemed distribution of long-term capital gains	63,528	(1,453)	64,981	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$85,305	$35,547	$49,758	140.0%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	34,466,724	33,311,785	1,154,939	3.5%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.63	$1.11	$(0.48)	(43.2)%
Net increase in net assets resulting from operations	$2.47	$1.07	$1.40	130.8%
NM = Not Meaningful

Investment Income
Total investment income increased $5.8 million, or 7.1%, for the year ended March 31, 2024, as compared to the prior year. This increase was primarily due to an increase in interest income, partially offset by a decrease in dividend and success fee income.
Interest income from our investments in debt securities increased $21.5 million, or 35.7%, for the year ended March 31, 2024, as compared to the prior year. Generally, the level of interest income from investments is directly related to the weighted-average principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.
The weighted-average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2024 was $560.8 million, compared to $464.4 million during the prior year. This increase was primarily due to $158.8 million of follow-on debt investments to existing portfolio companies, the origination of $85.8 million of new debt investments, and $14.9 million of loans placed back on accrual status, partially offset by the pay-off, restructuring, or write-off of $37.4 million of debt investments and $9.2 million of existing loans placed on non-accrual status after March 31, 2022, and their respective impact on the weighted-average principal balance when considering the timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 14.4% and 13.0% for the years ended March 31, 2024 and 2023, respectively. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. During the years ended March 31, 2024 and 2023, we had no collections of past due interest.
As of March 31, 2024, our loans to Edge Adhesives Holdings, Inc. ("Edge") and J.R. Hobbs Co. - Atlanta, LLC ("J.R. Hobbs") were on non-accrual status, with an aggregate debt cost basis of $59.1 million. As of March 31, 2023, our loans to Edge, J.R. Hobbs, and The Mountain were on non-accrual status, with an aggregate debt cost basis of $66.9 million.
Dividend and success fee income for the year ended March 31, 2024 decreased $15.8 million, or 74.1%, as compared to the prior year. During the year ended March 31, 2024, dividend and success fee income consisted of $3.6 million of success fee income and $1.9 million of dividend income. During the year ended March 31, 2023, dividend and success fee income consisted of $10.9 million of dividend income and $10.4 million of success fee income.
As of March 31, 2024, SFEG represented 10.1% of the total investment portfolio at fair value. As of March 31, 2023, no single investment represented greater than 10% of our total investment portfolio at fair value.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased $21.0 million, or 47.1%, for the year ended March 31, 2024, as compared to the prior year, primarily due to increases in the capital gains-based incentive fee, interest expense and base management fee, partially offset by an increase in credits to fees from Adviser, and a decrease in income-based incentive fee.
In accordance with GAAP, we recorded a capital gains-based incentive fee of $12.7 million during the year ended March 31, 2024, compared to reversal of capital gains-based incentive fee of $0.3 million during the year ended March 31, 2023. The capital gains-based incentive fee is a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee for the year ended March 31, 2024 decreased $0.8 million, or 9.2%, as compared to the prior year, due to the increase in net assets, which increases the pre-incentive fee net investment income required to meet the hurdle rate, and the decrease in pre-incentive fee net investment income.
Base management fee for the year ended March 31, 2024 increased $2.7 million, or 18.3%, as compared to the prior year, primarily due to the increase in the average total assets subject to the base management fee as a result of a net increase in additional investments at cost and an increase in the fair value of investments.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2024	2023
Average total assets subject to base management fee(A)	$875,000	$739,900
Multiplied by annual base management fee of 2.0%	2.0%	2.0%
Base management fee(B)	17,500	14,798
Credits to fees from Adviser - other(B)	(5,596)	(3,811)
Net base management fee	$11,904	$10,987

Loan servicing fee(B)	$9,118	$7,880
Credits to base management fee - loan servicing fee(B)	(9,118)	(7,880)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$8,336	$9,176
Incentive fee – capital gains-based(C)	12,711	(296)
Total incentive fee(B)	21,047	8,880
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$21,047	$8,880
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
Interest expense increased $8.2 million, or 51.9%, during the year ended March 31, 2024, as compared to the prior year, primarily due to the issuance of the 8.00% 2028 Notes in May 2023 and increased borrowings on the Credit Facility, partially offset by a decrease in the effective interest rate. The weighted-average balance outstanding on the Credit Facility during the year ended March 31, 2024 was $61.0 million, as compared to $16.2 million in the prior year. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the year ended March 31, 2024 was 10.1%, as compared to 17.3% in the prior year. This decrease in the effective interest rate on the Credit Facility was primarily a result of a decrease in unused commitment fees, partially offset by an increase in interest rates on the drawn portion of the Credit Facility.
Other expenses decreased $0.8 million, or 15.9%, during the year ended March 31, 2024, as compared to the prior year, primarily due to a decrease in professional expenses and bad debt expense.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the years ended March 31, 2024 and 2023 were as follows:

	Year Ended March 31, 2024
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nth Degree Investment Group, LLC	$—	$31,199	$—	$31,199
Counsel Press, Inc.	43,459	22,676	(43,566)	22,569
Brunswick Bowling Products, Inc.	—	14,789	—	14,789
Educators Resource, Inc.	—	12,193	—	12,193
Mason West, LLC	—	8,819	—	8,819
SFEG Holdings, Inc.	—	7,812	—	7,812
Galaxy Technologies Holdings, Inc.	—	6,849	—	6,849
The E3 Company, LLC	—	5,189	—	5,189
Utah Pacific Bridge & Steel, Ltd.	—	4,539	—	4,539
Ginsey Home Solutions, Inc.	—	2,415	—	2,415
The Maids International, LLC	—	2,226	—	2,226
Gladstone SOG Investments, Inc.	882	—	(93)	789
The Mountain Corporation	(14,650)	—	14,650	—
Diligent Delivery Systems	—	(1,207)	—	(1,207)
Edge Adhesives Holdings, Inc.	—	(1,350)	—	(1,350)
Home Concepts Acquisition, Inc.	—	(2,037)	—	(2,037)
Old World Christmas, Inc.	273	(3,352)	—	(3,079)
Nocturne Luxury Villas, Inc.	—	(3,998)	—	(3,998)
PSI Molded Plastics, Inc.	—	(4,529)	—	(4,529)
Schylling, Inc.	—	(7,553)	—	(7,553)
ImageWorks Display and Marketing Group, Inc.	—	(8,319)	—	(8,319)
B+T Group Acquisition, Inc.	—	(10,921)	—	(10,921)
Horizon Facilities Services, Inc.	—	(12,344)	—	(12,344)
Other, net (<$1.0 million, net )	292	(786)	—	(494)
Total	$30,256	$62,310	$(29,009)	$63,557

	Year Ended March 31, 2023
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nth Degree Investment Group, LLC	$—	$14,732	$—	$14,732
Brunswick Bowling Products, Inc.	—	12,484	—	12,484
Old World Christmas, Inc.	13,371	(3,852)	—	9,519
Horizon Facilities Services, Inc.	2,218	4,618	—	6,836
Nocturne Luxury Villas, Inc.	—	6,040	—	6,040
SFEG Holdings, Inc.	—	5,485	—	5,485
Mason West, LLC	—	3,387	—	3,387
Counsel Press, Inc.	—	2,511	—	2,511
Utah Pacific Bridge & Steel, Ltd.	—	1,748	—	1,748
Dema/Mai Holdings, Inc.	—	1,321	—	1,321
Schylling, Inc.	—	1,102	—	1,102
PSI Molded Plastics, Inc.	—	(1,726)	—	(1,726)
Educators Resource, Inc.	—	(1,807)	—	(1,807)
Galaxy Technologies Holdings, Inc.	—	(3,481)	—	(3,481)
Ginsey Home Solutions, Inc.	—	(4,787)	—	(4,787)
Edge Adhesives Holdings, Inc.	—	(4,817)	—	(4,817)
ImageWorks Display and Marketing Group, Inc.	—	(5,479)	—	(5,479)
The Mountain Corporation	(10,000)	(5,590)	10,000	(5,590)
Bassett Creek Services, Inc.	5,188	—	(12,250)	(7,062)
B+T Group Acquisition, Inc.	—	(13,480)	—	(13,480)
J.R. Hobbs Co. - Atlanta, LLC	—	(18,510)	—	(18,510)
Other, net (<$1.0 million, net )	(24)	130	(14)	92
Total	$10,753	$(9,971)	$(2,264)	$(1,482)

Net Realized Gain (Loss) on Investments
During the year ended March 31, 2024, we recorded net realized gains on investments of $30.3 million, primarily due to a $43.5 million realized gain from the exit of Counsel Press, $1.2 million of realized gains related to certain prior period exits and $0.3 million of realized gain from the recapitalization of Old World. These amounts were partially offset by the $14.7 million realized loss recognized from the dissolution and liquidation of The Mountain.
During the year ended March 31, 2023, we recorded net realized gains on investments of $10.8 million, primarily due to a $13.4 million realized gain from the recapitalization of Old World, $5.2 million of realized gains from the exit of Bassett Creek Services, Inc., and a $2.2 million realized gain from the recapitalization of Horizon Facilities Services, Inc. These amounts were partially offset by the $10.0 million realized loss recognized in conjunction with the replacement of our existing investment in The Mountain.
Net Unrealized Appreciation (Depreciation) of Investments
Net unrealized appreciation of investments of $33.3 million for the year ended March 31, 2024 was primarily due to the net unrealized appreciation across our portfolio, as well as the reversal of unrealized depreciation of our investment in The Mountain upon its exit. These amounts were partially offset by the reversal of unrealized appreciation of our investment in Counsel Press upon its exit. The net appreciation was driven primarily by increased performance of certain of our portfolio companies, partially offset by decreased comparable transaction multiples used to estimate the fair value of certain of our portfolio companies.
Net unrealized appreciation of investments of $12.2 million for the year ended March 31, 2023 was primarily due to the net unrealized depreciation across our portfolio, as well as the reversal of unrealized appreciation of our investment in Bassett Creek upon its exit, partially offset by the reversal of unrealized depreciation of our investment in The Mountain upon the replacement of our existing investment. The net depreciation was driven primarily by decreased performance of certain of our other portfolio companies and decreased comparable transaction multiples used to estimate the fair value of certain of our portfolio companies. These decreases were partially offset by increased performance of certain of our portfolio companies, driven partially by the reversal of the impact of COVID-19 on certain of our portfolio companies and the markets in which they operate.
Across our entire investment portfolio, we recorded $35.8 million of net unrealized appreciation on our equity investments and $2.5 million of net unrealized depreciation on our debt investments for the year ended March 31, 2024. As of March 31, 2024, the fair value of our investment portfolio was more than our cost basis by $66.2 million, compared to March 31, 2023, when the fair value of our investment portfolio was more than our cost basis by $32.9 million. This resulted in net unrealized appreciation of $33.3 million for the year ended March 31, 2024. Our entire portfolio was fair valued at 107.8% of cost as of March 31, 2024.
The comparison of the fiscal year ended March 31, 2023 to the fiscal year ended March 31, 2022 can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 located within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash inflows from operating activities are primarily generated from cash collections of interest and other income from our portfolio companies, as well as from cash proceeds received from repayments of debt investments and from sales of equity investments. These cash collections are principally used to fund new investments, pay distributions to our common stockholders, make interest payments on our Credit Facility, 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes, pay management and incentive fees to the Adviser and other operating expenses. We may also use cash inflows from operating activities to repay outstanding borrowings under the Credit Facility.
Net cash used in operating activities for the year ended March 31, 2024 was $69.9 million, as compared to net cash used in operating activities of $4.5 million for the year ended March 31, 2023. This change was primarily due to an increase in purchases of investments, partially offset by a decrease in the aggregate net proceeds from the sale and recapitalization of investments and principal repayments of investments.
Purchases of investments totaled $183.9 million during the year ended March 31, 2024, compared to $133.8 million during the year ended March 31, 2023. Net proceeds from the sale and recapitalization of investments and principal repayments of investments totaled $80.2 million during the year ended March 31, 2024, compared to $87.8 million during the year ended March 31, 2023.
Net cash used in operating activities for the year ended March 31, 2023 was $4.5 million, as compared to net cash provided by operating activities of $36.6 million for the year ended March 31, 2022. This change was primarily due to an increase in purchases of investments, partially offset by a decrease in the aggregate net proceeds from the sale and recapitalization of investments and principal repayments of investments.
Purchases of investments totaled $133.8 million during the year ended March 31, 2023, compared to $92.7 million during the year ended March 31, 2022. Net proceeds from the sale and recapitalization of investments and principal repayments totaled $87.8 million during the year ended March 31, 2023, compared to $101.4 million during the year ended March 31, 2022.

As of March 31, 2024, we had equity investments in and/or loans to 24 companies with an aggregate cost basis of $854.3 million. As of March 31, 2023, we had equity investments in and/or loans to 25 companies with an aggregate cost basis of $720.6 million. The following table summarizes our total portfolio investment activity for the years ended March 31, 2024 and 2023:

	Years Ended March 31,
	2024	2023
Beginning investment portfolio, at fair value	$753,543	$714,396
New investments	61,258	60,050
Disbursements to existing portfolio companies	122,666	73,706
Unscheduled principal repayments (A)	(28,000)	(57,398)
Net proceeds from sales of investments	(52,228)	(35,533)
Net realized gain on investments	29,964	10,545
Net unrealized appreciation (depreciation) of investments	62,310	(9,971)
Reversal of net unrealized appreciation of investments	(29,009)	(2,264)
Amortization of premiums, discounts, and acquisition costs, net	—	12
Ending investment portfolio, at fair value	$920,504	$753,543
(A)The year ended March 31, 2023 includes $5.1 million of non-cash principal repayments related to the August 2022 refinancing at Ginsey.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2024:

Amount
For the fiscal years ending March 31:
2025	$72,770
2026	236,193
2027	185,776
2028	38,250
2029	100,394
Thereafter	25,000
Total contractual repayments	$658,383
Investments in equity securities	195,907
Total cost basis of investments held as of March 31, 2024:	$854,290
Financing Activities
Net cash provided by financing activities for the year ended March 31, 2024 was $69.9 million, which consisted primarily of $74.8 million of gross proceeds from the issuance of the 8.00% 2028 Notes, $43.9 million of proceeds from the issuance of common stock under the Common Stock ATM Program, net of expenses and shelf offering registration costs, and $31.8 million of net borrowings on our Credit Facility, partially offset by $76.1 million in distributions to common stockholders and $4.5 million of deferred financing and offering costs.
Net cash used in financing activities for the year ended March 31, 2023 was $6.7 million, which consisted primarily of $47.1 million in distributions to common stockholders and $0.3 million of deferred financing and offering costs, partially offset by $35.2 million of net borrowings on our Credit Facility and $5.4 million of proceeds from the issuance of common stock under the Common Stock ATM Program, net expenses and shelf registration offering costs.

Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the twelve months from April 2023 through March 2024, and supplemental distributions of $0.12 per common share in June, September, and November 2023 and $0.88 per common share in December 2023. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in April 2024.
For each of the fiscal years ended March 31, 2024 and 2023, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million and $21.4 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for each of the fiscal years ended March 31, 2024 and 2023, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.4 million and $10.6 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2024, we recorded $0.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions and Capital in excess of par value. For the year ended March 31, 2023, we recorded $1.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions.
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
Registration Statement
On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to $450.0 million of securities under the registration statement.

On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permited us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2024, we had the ability to issue up to $175.3 million of the securities registered under the registration statement. This registration statement was terminated on April 18, 2024.
Equity
Common Stock
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million in our Common Stock ATM Program. In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC in order to add B. Riley Securities, Inc. as a Sales Agent for the Common Stock ATM Program. As of March 31, 2024, we had no remaining capacity under the Common Stock ATM Program.
During the year ended March 31, 2024, we sold 3,097,162 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $14.37 per share and raised approximately $44.5 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $14.12 and resulted in total net proceeds of approximately $43.7 million. These sales were above our then current NAV per share.
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
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On March 31, 2024, the closing market price of our common stock was $14.23 per share, representing a 6.0% premium to our NAV of $13.43 per share as of March 31, 2024.
Revolving Line of Credit
On February 5, 2024, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 9 to the Credit Facility with KeyBank National Association ("KeyBank"), as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. The Credit Facility was amended to increase the size from $135.0 million to $200.0 million and update certain existing terms. The Credit Facility continues to include customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature.
Previously, on October 30, 2023, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 8 to the Credit Facility with KeyBank, as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. Among other things, the revolving period was extended to October 30, 2026, and if not renewed or extended by such date, all principal and interest will be due and payable by October 30, 2028 (two years after the revolving period end date). Advances under the Credit Facility generally bear interest at 30-day Term SOFR, subject to a floor of 0.35%, plus 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter with a SOFR credit spread adjustment of 10 basis points. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount. The size of the Credit Facility was reduced from $180.0 million to $135.0 million.
Previously, on April 10, 2023, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 7 to the Credit Facility with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The reference rate was updated from LIBOR to Term SOFR plus an 11 basis point credit spread adjustment.
At March 31, 2024, we had $67.0 million of borrowings outstanding on the Credit Facility and as of the date of this report, we had $65.1 million outstanding under the Credit Facility.
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
Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $348.7 million as of March 31, 2024, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2024, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $822.4 million, asset coverage on our senior securities representing indebtedness of 219.0%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2024, we had availability, after adjustments for various constraints based on collateral quality, of $133.0 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.
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
The indenture relating to the 5.00% 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 5.00% 2026

Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
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
The indenture relating to the 4.875% 2028 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 4.875% 2028 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
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

OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2024 and 2023, we had unrecognized, contractual off-balance sheet success fee receivables of $44.9 million and $53.6 million (or approximately $1.23 and $1.60 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of March 31, 2024 to be insignificant.
The following table shows our contractual obligations as of March 31, 2024, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$67,000	$—	$—	$67,000	$—
Notes payable	337,238	—	127,938	209,300	—
Interest payments on obligations(C)	102,725	26,112	46,431	30,182	—
Total	$506,963	$26,112	$174,369	$306,482	$—
(A)Excludes unused line of credit commitments to our portfolio companies in the aggregate principal amount of $2.4 million.
(B)Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on the Credit Facility, 5.00% 2026 Notes, 4.875% 2028 Notes, and 8.00% 2028 Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2024.
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
The following table reflects risk ratings for all loans in our portfolio as of March 31, 2024 and 2023:

	As of March 31,
Rating	2024	2023
Highest	9.0	9.0
Average	6.6	6.4
Weighted-average	6.9	7.3
Lowest	3.0	1.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of March 31, 2024 and 2023.
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
The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rates at which we borrow funds, such as under the Credit Facility (which is variable), the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes (which are fixed), and the rates at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and approximately up to 10% at fixed rates. As of March 31, 2024 and 2023, all of our variable-rate loans had rates associated with the current 30-day Term SOFR rate and 30-day LIBOR rate, respectively, and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

	As of March 31,
Rates:	2024	2023
Variable rates with a floor	100.0%	100.0%
Fixed rates	—%	—%
Total	100.0%	100.0%
We had $67.0 million of outstanding borrowings under the Credit Facility as of March 31, 2024 and $35.2 million borrowings as of March 31, 2023. As of March 31, 2024, the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes had an outstanding principal balance of $127.9 million, $134.6 million and $74.8 million, respectively. As of March 31, 2023, the 5.00% 2026 Notes and 4.875% 2028 Notes had an outstanding principal balance of $127.9 million and $134.6 million, respectively.
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
To illustrate the potential impact of changes in interest rates, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2024 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$15,821	$2,039	$13,782
Up 200 basis points	$10,614	$1,360	$9,254
Up 100 basis points	$5,365	$680	$4,685
Down 100 basis points	$(4,554)	$(680)	$(3,874)
Down 200 basis points	$(8,980)	$(1,360)	$(7,620)
Down 300 basis points	$(13,109)	$(2,039)	$(11,070)

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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2024.
May 8, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Investment Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Investment Corporation and its subsidiaries (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended March 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended March 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of March 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended March 31, 2021, 2020, 2019, 2018, 2017, 2016, and 2015 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the ten years in the period ended March 31, 2024, appearing on pages 50-51 under Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of March 31, 2024 and 2023 by correspondence with the custodian, portfolio company investees, and an escrow agent; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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

Valuation of Level 3 Investments
As described in Notes 2 and 3 to the consolidated financial statements, the Company held $920.5 million of total level 3 investments at fair value as of March 31, 2024. Management uses significant unobservable inputs in estimating the fair value of its level 3 investments, including (i) with respect to investments valued using a total enterprise value, portfolio company earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, revenue and revenue multiples, or a discounted cash flow analysis using estimated risk-adjusted discount rates; (ii) with respect to investments valued using a yield analysis, a modified discount rate; and (iii) with respect to investments valued using market quotations for which a limited market exists, the lower indicative bid price in the bid-to-ask price range.
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
Washington, District Of Columbia
May 8, 2024
We have served as the Company’s auditor since 2005.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2024	2023
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $544,799 and $429,305, respectively)	$622,233	$496,875
Affiliate investments (Cost of $292,082 and $276,055, respectively)	295,366	255,955
Control investments (Cost of $17,409 and $15,270, respectively)	2,905	713
Cash and cash equivalents	2,460	2,683
Restricted cash and cash equivalents	760	565
Interest receivable	7,627	3,038
Due from administrative agent	3,427	3,899
Deferred financing costs, net	1,643	431
Other assets, net	1,662	1,485
TOTAL ASSETS	$938,083	$765,644

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $67,000 and $35,200, respectively)	$67,000	$35,171
Notes payable, net	331,345	257,436
Total borrowings	398,345	292,607
Accounts payable and accrued expenses	732	786
Interest payable	3,465	2,309
Fees due to Adviser(A)	41,344	28,919
Fee due to Administrator(A)	727	716
Other liabilities	759	565
TOTAL LIABILITIES	445,372	325,902
Commitments and contingencies(B)
NET ASSETS	$492,711	$439,742

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 36,688,667 and 33,591,505 shares issued and outstanding, respectively	$37	$34
Capital in excess of par value	444,706	401,798
Cumulative net unrealized appreciation of investments	66,214	32,913
Cumulative net unrealized depreciation of other	—	29
Overdistributed net investment income	(19,562)	(5,527)
Accumulated net realized gain in excess of distributions	1,316	10,495
Total distributable earnings	47,968	37,910
TOTAL NET ASSETS	$492,711	$439,742

NET ASSET VALUE PER SHARE	$13.43	$13.09
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2024	2023	2022
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$56,424	$41,872	$34,531
Affiliate investments	24,578	18,323	24,617
Control investments	—	—	500
Cash and cash equivalents	792	81	1
Total interest income	81,794	60,276	59,649
Dividend income:
Non-Control/Non-Affiliate investments	—	4,847	6
Affiliate investments	1,907	6,018	2,589
Total dividend income	1,907	10,865	2,595
Success fee income:
Non-Control/Non-Affiliate investments	2,285	9,801	2,647
Affiliate investments	1,320	601	7,661
Total success fee income	3,605	10,402	10,308
Total investment income	87,306	81,543	72,552

EXPENSES
Base management fee(A)	17,500	14,798	14,113
Loan servicing fee(A)	9,118	7,880	7,178
Incentive fee(A)	21,047	8,880	26,360
Administration fee(A)	1,789	1,811	1,806
Interest expense on borrowings	24,121	15,877	13,078
Dividends on mandatorily redeemable preferred stock	—	—	2,306
Amortization of deferred financing costs and discounts	2,305	1,802	1,803
Professional fees	1,382	1,916	1,431
Other general and administrative expenses	2,981	3,270	3,162
Expenses before credits from Adviser	80,243	56,234	71,237
Credits to base management fee – loan servicing fee(A)	(9,118)	(7,880)	(7,178)
Credits to fees from Adviser - other(A)	(5,596)	(3,811)	(6,497)
Total expenses, net of credits to fees	65,529	44,543	57,562
NET INVESTMENT INCOME	$21,777	$37,000	$14,990

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$43,749	$7,561	$256
Affiliate investments	275	3,469	14,186
Control investments	(13,768)	(277)	—
Other	—	—	(1,998)
Total net realized gain	30,256	10,753	12,444
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	9,864	14,218	52,529
Affiliate investments	10,317	(23,792)	25,378
Control investments	13,120	(2,661)	(3,025)
Other	(29)	29	—
Total net unrealized appreciation (depreciation)	33,272	(12,206)	74,882
Net realized and unrealized gain (loss)	63,528	(1,453)	87,326

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$85,305	$35,547	$102,316

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.63	$1.11	$0.45
Net increase in net assets resulting from operations	$2.47	$1.07	$3.08

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	34,466,724	33,311,785	33,205,023
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)

	Year Ended March 31,
	2024	2023	2022
NET ASSETS, BEGINNING OF YEAR	$439,742	$445,830	$382,364

OPERATIONS
Net investment income	$21,777	$37,000	$14,990
Net realized gain on investments	30,256	10,753	14,442
Net realized loss on other	—	—	(1,998)
Net unrealized appreciation (depreciation) of investments	33,301	(12,235)	74,882
Net unrealized (appreciation) depreciation of other	(29)	29	—
Net increase in net assets from operations	85,305	35,547	102,316

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($1.08, $0.92, and $0.91 per share, respectively)	(37,509)	(30,833)	(30,244)
Distributions to common stockholders from cumulative realized gains ($1.12, $0.49, and $0.26 per share, respectively)	(38,552)	(16,217)	(8,606)
Net decrease in net assets from distributions	(76,061)	(47,050)	(38,850)

CAPITAL ACTIVITY
Issuance of common stock	44,508	5,492	—
Discounts, commissions, and offering costs for issuance of common stock	(783)	(77)	—
Net increase in net assets from capital activity	43,725	5,415	—
TOTAL INCREASE (DECREASE) IN NET ASSETS	52,969	(6,088)	63,466
NET ASSETS, END OF YEAR(A)	$492,711	$439,742	$445,830
(A)Refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended March 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$85,305	$35,547	$102,316
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(183,924)	(133,756)	(92,738)
Principal repayments of investments	28,000	52,300	51,398
Net proceeds from the sale and recapitalization of investments	52,228	35,533	50,018
Net realized gain on investments	(30,256)	(10,753)	(14,442)
Net realized loss on other	—	—	1,998
Net unrealized (appreciation) depreciation of investments	(33,301)	12,235	(74,882)
Net unrealized appreciation (depreciation) of other	29	(29)	—
Amortization of premiums, discounts, and acquisition costs, net	—	(12)	(18)
Amortization of deferred financing costs and discounts	2,305	1,802	1,803
Bad debt expense, net of recoveries	1	362	792
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(4,589)	4	(131)
Decrease (increase) in due from administrative agent	472	2,507	(5,242)
(Increase) decrease in other assets, net	(181)	(446)	209
(Decrease) increase in accounts payable and accrued expenses	(54)	(13)	236
Increase in interest payable	1,156	119	1,599
Increase (decrease) in fees due to Adviser(A)	12,375	(435)	13,588
Increase in fee due to Administrator(A)	11	89	50
Increase in other liabilities	485	442	45
Net cash (used in) provided by operating activities	(69,938)	(4,504)	36,599

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	44,508	5,492	—
Discounts, commissions, and offering costs for issuance of common stock	(609)	(77)	—
Proceeds from line of credit	242,300	102,500	111,700
Repayments on line of credit	(210,500)	(67,300)	(134,100)
Proceeds from issuance of notes payable	74,750	—	134,550
Redemption of mandatorily redeemable preferred stock	—	—	(94,371)
Deferred financing and offering costs	(4,478)	(308)	(3,431)
Distributions paid to common stockholders	(76,061)	(47,050)	(38,850)
Net cash provided by (used in) by financing activities	69,910	(6,743)	(24,502)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(28)	(11,247)	12,097
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	3,248	14,495	2,398

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$3,220	$3,248	$14,495

CASH PAID FOR INTEREST	$21,978	$14,103	$9,837

(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Supplemental disclosures of non-cash operating activities:
For the year ended March 31, 2024:
•In March 2024, we recognized a $14.7 million realized loss on our preferred and common equity investments and related first and second lien debt investments in The Mountain Corporation ("The Mountain") upon its liquidation and dissolution.

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
For the year ended March 31, 2022:
•In March 2022, we replaced our previously outstanding first lien term loan to J.R. Hobbs Co. - Atlanta, LLC ("J.R. Hobbs") with a total cost basis of $36.0 million with a new $26.0 million first lien term loan, which resulted in a realized loss of $10.0 million.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) –126.3%
Secured First Lien Debt – 65.9%
Buildings and Real Estate Total – 7.8%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 7/2027)(J)	$38,250	$38,250	$38,250

Diversified/Conglomerate Manufacturing – 1.1%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (SOFR+7.0%, 12.3% Cash (0.3% Unused Fee), Due 9/2026)(J)	2,750	2,750	2,750
Phoenix Door Systems, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 9/2026)(J)	3,200	3,200	2,817
		5,950	5,567
Diversified/Conglomerate Services – 16.8%
Horizon Facilities Services, Inc. – Term Debt (SOFR+7.5%, 12.8% Cash, Due 6/2026)(J)	57,700	57,700	57,700
Mason West, LLC – Term Debt (SOFR+10.0%, 15.3% Cash, Due 7/2025)(J)	25,250	25,250	25,250
		82,950	82,950
Healthcare, Education, and Childcare – 4.1%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 15.8% Cash, Due 3/2025) (J)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.5%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 1/2026)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 1/2026)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 11/2025)(J)	12,200	12,200	12,200
		36,750	36,750
Hotels, Motels, Inns, and Gaming Total – 13.2%
Nocturne Luxury Villas, Inc. – Line of Credit, $0 available (SOFR+8.0%, 13.3% Cash, Due 6/2025)(J)	4,000	4,000	4,000
Nocturne Luxury Villas, Inc. – Term Debt (SOFR+10.5%, 14.5% Cash, Due 6/2026)(J)(P)	61,100	61,100	61,100
		65,100	65,100
Leisure, Amusement, Motion Pictures, and Entertainment – 5.7%
Schylling, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 5/2025)(J)	27,981	27,981	27,981

Oil and Gas – 7.1%
The E3 Company, LLC – Line of Credit, $1,000 available (SOFR+5.5%, 10.8% Cash, Due 2/2025)(J)	1,000	1,000	1,000
The E3 Company, LLC – Term Debt (SOFR+9.0%, 14.3%Cash, Due 9/2028)(J)	33,750	33,750	33,750
		34,750	34,750
Printing and Publishing – 2.6%
Home Concepts Acquisition, Inc. – Line of Credit, $1,000 available (SOFR+6.0%, 11.3% Cash, Due 11/2024)(J)	1,000	1,000	1,000
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 14.3% Cash, Due 5/2028)(J)	12,000	12,000	12,000
		13,000	13,000

Total Secured First Lien Debt		$324,731	$324,348

Secured Second Lien Debt – 18.9%
Aerospace and Defense – 5.2%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 9.4% Cash, Due 10/2026)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 12.3% Cash, Due 10/2026)(J)	18,796	18,796	18,796
		25,696	25,696
Cargo Transport – 2.6%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 14.3% Cash, Due 9/2024)(Q)	13,000	13,000	13,000

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 11.1%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(J)	54,644	54,644	54,644

Total Secured Second Lien Debt		$93,340	$93,340
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Preferred Equity – 33.0%
Buildings and Real Estate – 4.5%
Dema/Mai Holdings, Inc. – Preferred Equity(C)(J)	21,000	$21,000	$22,181

Diversified/Conglomerate Services – 4.0%
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	—
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	19,759
		11,206	19,759
Healthcare, Education, and Childcare – 6.0%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	29,638

Home and Office Furnishings, Housewares, and Durable Consumer Products – 10.1%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	48,759
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	891
		16,236	49,650
Hotels, Motels, Inns, and Gaming – 2.5%
Nocturne Luxury Villas, Inc. – Preferred Stock (C)(J)	6,600	6,600	12,266

Leisure, Amusement, Motion Pictures, and Entertainment – 2.3%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	11,369

Oil and Gas – 3.3%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	16,421

Printing and Publishing - 0.3%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	1,238

Total Preferred Equity		$82,110	$162,522

Common Equity/Equivalents – 8.5%
Aerospace and Defense – 0.7%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$3,368

Cargo Transport – 0.1%
Diligent Delivery Systems – Common Stock Warrants(C)(Q)	8%	500	500

Diversified/Conglomerate Manufacturing – 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 7.7%
SFEG Holdings, Inc. – Common Stock(C)(J)	18,721	30,746	38,137

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(K) – Common Units(C)(O)	4,239	21	18

Total Common Equity/Equivalents		$44,618	$42,023

Total Non-Control/Non-Affiliate Investments		$544,799	$622,233
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
AFFILIATE INVESTMENTS(M) – 59.9%
Secured First Lien Debt – 30.0%
Diversified/Conglomerate Services – 15.7%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 11/2025)(J)	$22,000	$22,000	$22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (SOFR+6.0%, 11.3%, Cash, Due 6/2025)(G)(J)	5,000	5,000	2,682
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (SOFR+6.0%, 11.3% Cash, Due 6/2025) (G)(J)	16,500	16,500	8,852
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 15.6% Cash, Due 6/2025) (G)(J)	26,000	26,000	13,949
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 11.3% Cash, Due 6/2025) (G)(J)	2,438	2,438	1,308
The Maids International, LLC – Term Debt (SOFR+10.5%, 15.8% Cash, Due 3/2025)(J)	28,560	28,560	28,560
		100,498	77,351
Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.7%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 14.8% Cash, Due 12/2025)(J)	43,000	43,000	43,000

Mining, Steel, Iron and Non-Precious Metals Total – 3.7%
Utah Pacific Bridge & Steel, Ltd. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 7/2026)(J)	18,250	18,250	18,250

Telecommunications – 1.9%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.3% Cash, Due 12/2026)(J)	3,080	3,080	3,080
B+T Group Acquisition, Inc.(K) – Line of Credit, $394 available (SOFR+2.0%, 7.3% Cash, Due 6/2025)(J)	656	656	656
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.3% Cash, Due 12/2026)(J)	14,000	14,000	5,266
		17,736	9,002

Total Secured First Lien Debt		$179,484	$147,603

Secured Second Lien Debt – 9.2%
Chemicals, Plastics, and Rubber – 4.1%
PSI Molded Plastics, Inc. – Term Debt (SOFR+5.5%, 10.8% Cash, Due 1/2026)(J)	$26,618	$26,618	$20,363

Diversified/Conglomerate Services – 5.1%
Nth Degree, Inc. – Term Debt (SOFR+8.5%, 13.8% Cash, Due 6/2029)(I)	25,000	25,000	25,000

Total Secured Second Lien Debt		$51,618	$45,363

Preferred Equity – 10.3%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	158,598	$19,730	$—

Diversified/Conglomerate Services – 1.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	2,607
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	5,426
		24,309	8,033
Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.2%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	30,638

Mining, Steel, Iron and Non-Precious Metals – 2.5%
Utah Pacific Bridge & Steel, Ltd. – Preferred Stock(C)(J)	6,000	6,000	12,287

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$54,761	$50,958
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Common Equity/Equivalents – 10.4%
Diversified/Conglomerate Services – 10.4%
Nth Degree Investment Group, LLC – Common Stock(C)(J)	17,216,976	$6,219	$51,442

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$6,219	$51,442

Total Affiliate Investments		$292,082	$295,366

CONTROL INVESTMENTS(N) – 0.6%
Secured First Lien Debt – 0.6%
Diversified/Conglomerate Manufacturing – 0.6%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 10.8% Cash, Due 8/2024)(G)(J)	$9,210	$9,210	$2,905

Total Secured First Lien Debt		$9,210	$2,905

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Total Preferred Equity		$8,199	$—

Total Control Investments		$17,409	$2,905

TOTAL INVESTMENTS – 186.8%(R)		$854,290	$920,504

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $717.3 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2024, our investment in Funko Acquisition Holdings, LLC ("Funko") was considered a non-qualifying asset under Section 55 of the 1940 Act and represented less than 0.1% of total investments, at fair value.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day Secured Overnight Financing Rate ("SOFR"), which was 5.3% as of March 31, 2024. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2024.
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
(I)Fair value was based on internal yield analysis or on estimates of value submitted by a third-party valuation firm. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
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
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)

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
(R)Cumulative gross unrealized appreciation for federal income tax purposes is $180.5 million; cumulative gross unrealized depreciation for federal income tax purposes is $115.8 million. Cumulative net unrealized appreciation is $64.7 million, based on a tax cost of $855.8 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 113.0%
Secured First Lien Debt – 63.6%
Buildings and Real Estate –8.7%
Dema/Mai Holdings, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 7/2027)(J)	$38,250	$38,250	$38,250

Diversified/Conglomerate Manufacturing – 1.2%
Phoenix Door Systems, Inc – Line of Credit, $0 available (L+7.0%, 11.9% Cash (0.3% Unused Fee), Due 3/2024)(I)	2,550	2,550	2,391
Phoenix Door Systems, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 9/2024)(I)	3,200	3,200	3,000
		5,750	5,391
Diversified/Conglomerate Services – 25.1%
Counsel Press, Inc. – Term Debt (L+11.8%, 16.6% Cash, Due 3/2024)(J)	21,100	21,100	21,100
Counsel Press, Inc. – Term Debt (L+13.0%, 17.9% Cash, Due 3/2024)(J)	6,400	6,400	6,400
Horizon Facilities Services, Inc. – Term Debt (L+7.5%, 12.4% Cash, Due 6/2026)(J)	57,700	57,700	57,700
Mason West, LLC – Term Debt (L+10.0%, 14.9% Cash, Due 7/2025)(J)	25,250	25,250	25,250
		110,450	110,450
Healthcare, Education, and Childcare – 4.5%
Educators Resource, Inc. – Term Debt (L+10.5%, 15.4% Cash, Due 11/2023) (J)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.0%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 14.9% Cash, Due 1/2026) (J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 14.9% Cash, Due 1/2026) (J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 14.9% Cash, Due 11/2025)(J)	12,200	12,200	10,676
		36,750	35,226
Hotels, Motels, Inns, and Gaming Total – 9.7%
Nocturne Luxury Villas, Inc. – Line of Credit, $2,000 available (L+8.0%, 12.9% Cash, Due 6/2024)(J)	—	—	—
Nocturne Luxury Villas, Inc. – Term Debt (L+10.5%, 15.4% Cash, Due 6/2026)(J)	42,450	42,450	42,450
		42,450	42,450
Leisure, Amusement, Motion Pictures, and Entertainment – 6.4%
Schylling, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 5/2025)(J)	27,981	27,981	27,981

Total Secured First Lien Debt		$281,631	$279,748

Secured Second Lien Debt – 11.6%
Aerospace and Defense – 5.0%
Galaxy Technologies Holdings, Inc. – Term Debt (L+4.1%, 9.0% Cash, Due 10/2026)(J)	$6,900	$6,900	$5,965
Galaxy Technologies Holdings, Inc. – Term Debt (L+7.0%, 11.9% Cash, Due 10/2026)(J)	18,796	18,796	16,250
		25,696	22,215
Cargo Transport – 3.0%
Diligent Delivery Systems – Term Debt (L+9.0%, 13.9% Cash, Due 5/2024)(I)	13,000	13,000	12,983

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 3.6%
SFEG Holdings, Inc. – Term Debt (L+7.0%, 11.9% Cash, Due 11/2024)(J)	3,128	3,128	3,128
SFEG Holdings, Inc. – Term Debt (L+7.0%, 11.9% Cash, Due 11/2024)(J)	12,516	$12,516	$12,516
		15,644	15,644

Total Secured Second Lien Debt		$54,340	$50,842

Preferred Equity – 37.4%
Buildings and Real Estate – 5.1%
Dema/Mai Holdings, Inc. – Preferred Equity(C)(J)	21,000	21,000	22,321

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Diversified/Conglomerate Services – 11.6%
Counsel Press, Inc. – Preferred Stock(C)(J)	6,995	6,995	27,885
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	12,345
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	10,940
		18,201	51,170
Healthcare, Education, and Childcare – 4.0%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	17,445

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.7%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	33,969
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	—
		16,236	33,969
Hotels, Motels, Inns, and Gaming – 3.7%
Nocturne Luxury Villas, Inc. – Preferred Stock (C)(J)	6,600	6,600	16,263

Leisure, Amusement, Motion Pictures, and Entertainment – 4.3%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	18,922

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 1.0%
SFEG Holdings, Inc. – Preferred Stock(C)(J)	29,577	4,643	4,444

Total Preferred Equity		$79,240	$164,534

Common Equity/Equivalents – 0.4%
Aerospace and Defense – 0.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$—

Cargo Transport – 0.4%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	500	1,724

Diversified/Conglomerate Manufacturing– 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SFEG Holdings, Inc. – Common Stock(C)(J)	221,500	222	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(L) – Common Units(C)(O)	4,239	21	27

Total Common Equity/Equivalents		$14,094	$1,751

Total Non-Control/Non-Affiliate Investments		$429,305	$496,875

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
AFFILIATE INVESTMENTS(M) – 58.2%
Secured First Lien Debt – 35.8%
Diversified/Conglomerate Manufacturing – 1.0%
Edge Adhesives Holdings, Inc.(L) – Term Debt (L+5.5%, 10.4% Cash, Due 8/2024)(G)(J)	$9,210	$9,210	$4,255

Diversified/Conglomerate Services – 17.7%
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 15.9% Cash, Due 11/2025)(J)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (L+6.0%, 10.9% Cash, Due 6/2025)(G)(J)	5,000	5,000	2,744
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+6.0%, 10.9% Cash, Due 6/2025) (G)(J)	16,500	16,500	9,054
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+10.3%, 15.1% Cash, Due 6/2025) (G)(J)	26,000	26,000	14,268
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (L+6.0%, 10.9% Cash, Due 6/2025) (G)(J)	2,438	2,438	1,338
The Maids International, LLC – Term Debt (L+10.5%, 15.4% Cash, Due 3/2025)(J)	28,560	28,560	28,560
		100,498	77,964
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.2%
Old World Christmas, Inc. – Term Debt (L+9.5%, 14.4% Cash, Due 12/2025)(J)	40,500	40,500	40,500

Mining, Steel, Iron and Non-Precious Metals Total – 4.1%
Utah Pacific Bridge & Steel, Ltd. – Term Debt (L+10.0%, 14.9% Cash, Due 7/2026)(J)	18,250	18,250	18,250

Telecommunications – 3.8%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (L+11.0%, 15.9% Cash, Due 12/2024)(J)	2,800	2,800	2,800
B+T Group Acquisition, Inc.(K) – Term Debt (L+11.0%, 15.9% Cash, Due 12/2024)(J)	14,000	14,000	14,000
		16,800	16,800

Total Secured First Lien Debt		$185,258	$157,769

Secured Second Lien Debt – 5.7%
Chemicals, Plastics, and Rubber – 5.7%
PSI Molded Plastics, Inc. – Term Debt (L+5.5%, 10.4% Cash, Due 1/2024)(J)	$26,618	$26,618	$24,892

Total Secured Second Lien Debt		$26,618	$24,892

Preferred Equity – 13.2%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(K)	158,598	$19,730	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	8,199	—

Diversified/Conglomerate Services – 3.2%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	10,926
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	3,200
		24,309	14,126

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.7%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	33,990

Mining, Steel, Iron and Non-Precious Metals –1.8%
Utah Pacific Bridge & Steel, Ltd. – Preferred Stock(C)(J)	6,000	6,000	7,748

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Telecommunications – 0.5%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	2,187

Total Preferred Equity		$62,960	$58,051

Common Equity/Equivalents – 3.5%
Diversified/Conglomerate Services – 3.5%
Nth Degree Investment Group, LLC – Common Stock(C)(J)	14,360,000	$1,219	$15,243

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$1,219	$15,243

Total Affiliate Investments		$276,055	$255,955

CONTROL INVESTMENTS(N) – 0.2%:
Secured First Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Line of Credit, $150 available (L+5.0%, 9.9% Cash, Due 5/2023)(G)(J)	$4,550	$4,550	$—
Total Secured First Lien Debt		$4,550	$—

Secured Second Lien Debt –0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Term Debt (L+4.0%, 8.9% Cash, Due 4/2024)(G)(J)	$3,200	$3,200	$—
Total Secured Second Lien Debt		$3,200	$—

Preferred Equity –0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock(C)(J)	6,899	$6,899	$—
Total Preferred Equity		$6,899	$—

Common Equity/Equivalents – 0.2%
Leisure, Amusement, Motion Pictures, and Entertainment – 0.2%
Gladstone SOG Investments, Inc. - Common Stock(C)(J)	100	620	713

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(J)	751	1	—

Total Common Equity/Equivalents		$621	$713

Total Control Investments		$15,270	$713

TOTAL INVESTMENTS – 171.4%(P)		$720,630	$753,543
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
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR, which was 4.9% as of March 31, 2023. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or 30-day LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2023
(DOLLAR AMOUNTS IN THOUSANDS)
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
(I)Fair value was based on internal yield analysis or on estimates of value submitted by a third-party valuation firm. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
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
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)
NOTE 1.    ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of March 31, 2024, our investment portfolio was comprised of 77.0% in debt investments and 23.0% in equity investments, at cost.
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
A third-party valuation firm generally provides estimates of fair value on our debt investments. The Valuation Team generally assigns the third-party valuation firm’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates the third-party valuation firm’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from the third-party valuation firm’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and the Valuation Committee reviews whether the Valuation Designee’s determined fair value is reasonable in light of the Policy and other relevant facts and circumstances.
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees, and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2024, our loans to Edge Adhesives Holdings, Inc. ("Edge") and J.R. Hobbs were on non-accrual status, with an aggregate debt cost basis of $59.1 million, or 9.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $29.7 million, or 4.8% of the fair value of all debt investments in our portfolio. As of March 31, 2023, our loans to Edge, J.R. Hobbs and The Mountain were on non-accrual status, with an aggregate debt cost basis of $66.9 million, or 12.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $31.7 million, or 6.2% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. As of March 31, 2024 and 2023, we did not have any loans with a PIK interest component.
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
FASB ASC 740, Income Taxes (“ASC 740”), requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740 for all open tax years and in all major tax jurisdictions and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal income tax returns for fiscal years 2023, 2022 and 2021 remain subject to examination by the Internal Revenue Service (“IRS”). We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized benefits will change materially in the next twelve months.
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
As of March 31, 2024 and 2023, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the years ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and 2023, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2024:
Secured first lien debt	$474,856	$—	$—		$474,856
Secured second lien debt	138,703	—	—		138,703
Preferred equity	213,480	—	—		213,480
Common equity/equivalents	93,465	—	18	(A)	93,447
Total Investments at March 31, 2024	$920,504	$—	$18		$920,486

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2023:
Secured first lien debt	$437,517	$—	$—		$437,517
Secured second lien debt	75,734	—	—		75,734
Preferred equity	222,585	—	—		222,585
Common equity/equivalents	17,707	—	27	(A)	17,680
Total Investments at March 31, 2023	$753,543	$—	$27		$753,516
(A)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of March 31, 2024 and 2023, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	March 31,
	2024	2023
Non-Control/Non-Affiliate Investments
Secured first lien debt	$324,348	$279,748
Secured second lien debt	93,340	50,842
Preferred equity	162,522	164,534
Common equity/equivalents(A)	42,005	1,724
Total Non-Control/Non-Affiliate Investments	622,215	496,848

Affiliate Investments
Secured first lien debt	147,603	157,769
Secured second lien debt	45,363	24,892
Preferred equity	50,958	58,051
Common equity/equivalents	51,442	15,243
Total Affiliate Investments	295,366	255,955

Control Investments
Secured first lien debt	2,905	—
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	—	713
Total Control Investments	2,905	713

Total investments at fair value using Level 3 inputs	$920,486	$753,516
(A)Excludes our investment in Funko with a fair value of $18 thousand and $27 thousand as of March 31, 2024 and 2023, respectively, which was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of March 31, 2024 and 2023. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	March 31, 2024	March 31, 2023			March 31, 2024	March 31, 2023

Secured first lien debt	$474,856	$432,126	TEV	EBITDA multiple	4.2x – 8.8x / 6.4x	4.4x – 7.7x / 6.4x
				EBITDA	$1,091 – $23,547 / $10,509	$4,251 – $19,083 / $10,764
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.3x
				Revenue	$31,586 – $93,916 / $77,580	$15,483 – $109,615 / $94,957
	—	5,391	Yield Analysis	Discount Rate	N/A	19.4% – 19.9% / 19.7%
Secured second lien debt	113,703	62,750	TEV	EBITDA multiple	5.1x – 15.0x / 7.0x	5.4x – 6.6x / 6.2x
				EBITDA	$5,648 – $23,003 / $14,192	$4,112 – $6,379 / $5,501
	25,000	12,984	Yield Analysis	Discount Rate	13.8% – 13.8% / 13.8%	14.0% – 14.0% / 14.0%
Preferred equity	213,480	222,585	TEV	EBITDA multiple	4.2x – 8.8x / 6.1x	4.4x – 7.7x / 5.9x
				EBITDA	$1,091 – $23,547 / $9,502	$4,251 – $19,083 / $9,486
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$31,586 – $93,916 / $75,099	$15,483 – $109,615 / $69,247
Common equity/equivalents(A)	93,447	17,680	TEV	EBITDA multiple	5.0x – 15.0x / 6.4x	4.7x – 7.2x / 6.4x
				EBITDA	$1,154 – $63,269 / $23,615	$1,105 – $30,833 / $6,273
Total	$920,486	$753,516
(A)Fair value as of both March 31, 2024 and 2023 excludes our investment in Funko with a fair value of $18 thousand and $27 thousand, respectively, which was valued using Level 2 inputs.
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
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the years ended March 31, 2024 and 2023 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2024:
Fair value as of March 31, 2023	$437,517	$75,734	$222,585	$17,680	$753,516
Total gain (loss):
Net realized gain (loss)(A)	(4,550)	(3,200)	36,833	881	29,964
Net unrealized appreciation (depreciation)(B)	(7,859)	(1,031)	34,050	37,159	62,319
Reversal of previously recorded (appreciation) depreciation upon realization(B)	3,212	3,200	(35,329)	(92)	(29,009)
New investments, repayments and settlements(C):
Issuances / originations	74,536	64,000	14,688	30,700	183,924
Settlements / repayments	(28,000)	—	—	—	(28,000)
Sales(D)	—	—	(50,726)	(1,502)	(52,228)
Transfers(E)	—	—	(8,621)	8,621	—
Fair value as of March 31, 2024	$474,856	$138,703	$213,480	$93,447	$920,486

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2023:
Fair value as of March 31, 2022	$425,087	$67,958	$217,599	$3,678	$714,322
Total gain (loss):
Net realized gain (loss)(A)	—	(10,000)	20,778	—	10,778
Net unrealized appreciation (depreciation)(B)	(29,552)	(5,235)	11,216	13,622	(9,949)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	10,001	(12,250)	—	(2,249)
New investments, repayments and settlements(C):
Issuances / originations	107,200	5,188	21,000	380	133,768
Settlements / repayments	(50,800)	(6,596)	—	—	(57,396)
Sales(D)	—	—	(35,758)	—	(35,758)
Transfers(E)	(14,418)	14,418	—	—	—
Fair value as of March 31, 2023	$437,517	$75,734	$222,585	$17,680	$753,516
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2024 and 2023.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2024 and 2023.
(C)Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)2024: Includes $0.3 million of proceeds from the recapitalization of Old World Christmas, Inc. ("Old World")
2023: Includes $13.4 million of proceeds from the recapitalization of Old World and $12.3 million of proceeds from the recapitalization of Horizon Facilities Services, Inc ("Horizon").
(E)2024: Transfers represent preferred equity of SFEG Holdings, Inc. ("SFEG") with a total cost basis and fair value of $4.8 million and $8.6 million, respectively, which was converted to common equity in October 2023.
2023: Transfers include (1) secured second lien debt of Ginsey with a total cost basis and fair value of $12.2 million, which was converted into secured first lien debt in August 2022 and (2) secured first lien debt of PSI Molded Plastics, Inc. with a total cost basis and fair value of $26.6 million, which was converted into secured second lien debt in September 2022.

Investment Activity
During the fiscal year ended March 31, 2024, the following significant transactions occurred:
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
•In June 2023, we invested an additional $30.0 million in the form of $25.0 million of secured second lien debt and $5.0 million of common equity in Nth Degree Investment Group, LLC ("Nth Degree") to fund an add-on acquisition.
•In June 2023, we received a $1.5 million escrow settlement in connection with our December 2021 exit of SOG Specialty Knives & Tools, LLC, of which $0.6 million was recognized as a return of cost basis and $0.9 million as a realized gain. As a result of the escrow release, there are no remaining assets held by Gladstone SOG Investments, Inc.
•In August 2023, we invested an additional $18.7 million in the form of secured first lien debt in Nocturne Luxury Villas, Inc. ("Nocturne") to fund an add-on acquisition.
•In September 2023, we invested $46.0 million in a new portfolio company, The E3 Company, LLC ("E3"), in the form of $34.8 million of secured first lien debt and $11.2 million of preferred equity. E3, headquartered in Kilgore, Texas, is a market leader in advanced pressure management solutions for oil and gas well completions.
•In October 2023, we invested an additional $64.7 million in the form of $39.0 million of secured second lien debt and $25.7 million of common equity in SFEG to fund an add-on acquisition. In connection with the investment, our existing preferred equity, with a cost basis of $4.8 million, was converted to common equity.

•In October 2023, we exited our investment in Counsel Press, Inc., which resulted in success fee income of $1.4 million, a realized gain of $43.5 million and the repayment of our debt investment of $27.5 million at par.

•In March 2024, we recognized a $14.7 million realized loss on our preferred and common equity investments and related first and second lien debt investments in The Mountain upon its liquidation and dissolution.
Investment Concentrations
As of March 31, 2024, our investment portfolio consisted of investments in 24 portfolio companies located in 18 states across 16 different industries with an aggregate fair value of $920.5 million. Our investments in SFEG, Nocturne, Nth Degree, Old World and Brunswick Bowling Products, Inc. represent our five largest portfolio investments at fair value, and collectively comprised $393.5 million, or 42.7%, of our total investment portfolio at fair value as of March 31, 2024.
The following table summarizes our investments by security type as of March 31, 2024 and 2023:

	March 31, 2024				March 31, 2023
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$513,425	60.1%	$474,856	51.6%	$471,439	65.4%	$437,517	58.1%
Secured second lien debt	144,958	16.9%	138,703	15.0%	84,158	11.7%	75,734	10.1%
Total debt	658,383	77.0%	613,559	66.6%	555,597	77.1%	513,251	68.2%

Preferred equity	145,070	17.0%	213,480	23.2%	149,099	20.7%	222,585	29.5%
Common equity/equivalents	50,837	6.0%	93,465	10.2%	15,934	2.2%	17,707	2.3%
Total equity/equivalents	195,907	23.0%	306,945	33.4%	165,033	22.9%	240,292	31.8%
Total investments	$854,290	100.0%	$920,504	100.0%	$720,630	100.0%	$753,543	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2024 and 2023:

	March 31, 2024		March 31, 2023
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$264,535	28.7%	$268,954	35.7%
Home and Office Furnishings, Housewares, and Durable Consumer Products	160,038	17.3%	143,685	19.1%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	92,781	10.1%	20,088	2.7%
Hotels, Motels, Inns, and Gaming	77,366	8.4%	58,713	7.8%
Buildings and Real Estate	60,431	6.6%	60,571	8.0%
Oil and Gas	51,171	5.6%	—	—%
Healthcare, Education, and Childcare	49,638	5.4%	37,445	5.0%
Leisure, Amusement, Motion Pictures, and Entertainment	39,350	4.3%	47,616	6.3%
Mining, Steel, Iron and Non-Precious Metals	30,537	3.3%	25,998	3.5%
Aerospace and Defense	29,064	3.2%	22,215	2.8%
Chemicals, Plastics, and Rubber	20,363	2.2%	24,891	3.3%
Printing and Publishing	14,238	1.5%	—	—%
Cargo Transport	13,500	1.5%	14,707	2.0%
Telecommunications	9,002	1.0%	18,987	2.5%
Other < 2.0%	8,490	0.9%	9,673	1.3%
Total investments	$920,504	100.0%	$753,543	100.0%
Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2024 and 2023:

	March 31, 2024		March 31, 2023
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$346,838	37.7%	$171,056	22.7%
West	223,871	24.3%	197,989	26.3%
Northeast	207,870	22.6%	266,612	35.4%
Midwest	141,925	15.4%	117,886	15.6%
Total investments	$920,504	100.0%	$753,543	100%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2024:

		Amount
For the fiscal years ending March 31:	2025	$72,770
	2026	236,193
	2027	185,776
	2028	38,250
	2029	100,394
	Thereafter	25,000
	Total contractual repayments	$658,383
	Investments in equity securities	195,907
	Total cost basis of investments held as of March 31, 2024:	$854,290

Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2024 and 2023, we had gross receivables from portfolio companies of $2.2 million. As of March 31, 2024 and 2023, the allowance for uncollectible receivables was $1.4 million and $1.6 million, respectively.
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
The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2024	2023	2022
Average total assets subject to base management fee(A)	$875,000	$739,900	$705,650
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%
Base management fee(B)	17,500	14,798	14,113
Credits to fees from Adviser - other(B)	(5,596)	(3,811)	(6,497)
Net base management fee	$11,904	$10,987	$7,616

Loan servicing fee(B)	$9,118	$7,880	$7,178
Credits to base management fee - loan servicing fee(B)	(9,118)	(7,880)	(7,178)
Net loan servicing fee	$—	$—	$—

Incentive fee – income-based	$8,336	$9,176	$8,074
Incentive fee – capital gains-based(C)	12,711	(296)	18,286
Total incentive fee(B)	21,047	8,880	26,360
Credits to fees from Adviser - other(B)	—	—	—
Net total incentive fee	$21,047	$8,880	$26,360
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies. For the years ended March 31, 2024, 2023, and 2022, these credits totaled $0.3 million, $0.2 million, and $0.3 million, respectively.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the years ended March 31, 2024 and 2022, capital gains-based incentive fees of $1.1 million and $5.3 million, respectively, were contractually due and paid to the Adviser. For the year ended March 31, 2023, no capital gains-based incentive fees were contractually due and paid to the Adviser.
In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the years ended March 31, 2024, 2023 and 2022, we recorded/(reversed) capital gains-based incentive fees of $12.7 million, $(0.3) million and $18.3 million, respectively.
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
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 11, 2023, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2024. Administration fees for each of the years ended March 31, 2024, 2023, and 2022 were $1.8 million.
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
Other Transactions
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone

Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the years ended March 31, 2024, 2023, and 2022, the fees received by Gladstone Securities from portfolio companies totaled $0.3 million, $1.6 million, and $3.2 million, respectively.
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2024	2023
Base management and loan servicing fee due to Adviser, net of credits	$2,386	$1,574
Incentive fee due to Adviser(A)	38,936	27,259
Other due to Adviser	22	86
Total fees due to Adviser	$41,344	$28,919
Fee due to Administrator	727	716
Total related party fees due	$42,071	$29,635
(A)Includes a capital gains-based incentive fee of $36.7 million and $25.1 million as of March 31, 2024 and 2023, respectively, recorded in accordance with GAAP requirements and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions—Transactions with the Adviser—Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement of certain co-investment expenses, there were $0.1 million of co-investment expenses as of March 31, 2024. There were no co-investment expenses as of March 31, 2023. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2024 and 2023, respectively.
NOTE 5.    BORROWINGS
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
On October 30, 2023, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 8 to the Credit Facility. The revolving period was extended to October 30, 2026, and if not renewed or extended by such date, all principal and interest will be due and payable on October 30, 2028 (two years after the revolving period end date). The size of the Credit Facility was reduced from $180.0 million to $135.0 million.
On April 10, 2023, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 7 to the Credit Facility. The reference rate was updated from LIBOR to Term SOFR plus an 11 basis point credit spread adjustment.

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
The following tables summarize noteworthy information related to the Credit Facility:

	As of March 31,
	2024	2023
Commitment amount	$200,000	$180,000
Borrowings outstanding at cost	$67,000	$35,200
Availability(A)	$133,000	$144,800

	For the Years Ended March 31
	2024	2023	2022
Weighted-average borrowings outstanding	$60,980	$16,186	$18,051
Effective interest rate(B)	10.1%	17.3%	12.5%
Commitment (unused) fees incurred	$986	$1,655	$1,641
(A)Availability is subject to various constraints, characteristics, and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $133.0 million and $144.8 million as of March 31, 2024 and 2023, respectively.
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
Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $348.7 million as of March 31, 2024, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2024, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $822.4 million, asset coverage on our senior securities representing indebtedness of 219.0%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2024, we were in compliance with all covenants under the Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2024, the discount rate used to determine the fair value of the Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus 3.25% per annum, plus an unused commitment fee of 1.0%. At March 31, 2023, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, with a 0.50% floor, plus 2.94% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of March 31, 2024 and 2023, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables provide relevant information and disclosures about the Credit Facility as of and for the years ended March 31, 2024 and 2023, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of March 31,
	2024	2023
Credit Facility	$67,000	$35,171

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Year ended March 31, 2024:
Fair value at March 31, 2023	$35,171
Borrowings	242,300
Repayments	(210,500)
Unrealized appreciation	29
Fair value at March 31, 2024	$67,000

Year ended March 31, 2023:
Fair value at March 31, 2022	$—
Borrowings	102,500
Repayments	(67,300)
Unrealized depreciation	(29)
Fair value at March 31, 2023	$35,171
The fair value of the collateral under the Credit Facility was $717.3 million and $639.5 million as of March 31, 2024 and 2023, respectively.
Notes Payable
5.00% Notes due 2026
In March 2021, we completed a public offering of 5.00% Notes due 2026 with an aggregate principal amount of $127.9 million (the “5.00% 2026 Notes”), which resulted in net proceeds of approximately $123.8 million after deducting underwriting discounts, commissions and offering costs borne by us. The 5.00% 2026 Notes are traded under the ticker symbol “GAINN” on the Nasdaq Global Select Market (“Nasdaq”). The 5.00% 2026 Notes will mature on May 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company's option. The 5.00% 2026 Notes bear interest at a rate of 5.00% per year, which is payable quarterly in arrears.
The indenture relating to the 5.00% 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we will provide the holders of the 5.00% 2026 Notes, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
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
4.875% Notes due 2028
In August 2021, we completed a public offering of 4.875% Notes due 2028 with an aggregate principal amount of $134.6 million (the “4.875% 2028 Notes”), which resulted in net proceeds of approximately $131.3 million after deducting underwriting discounts, commissions and offering costs borne by us. The 4.875% 2028 Notes are traded under the ticker symbol “GAINZ” on Nasdaq. The 4.875% 2028 Notes will mature on November 1, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company's option. The 4.875% 2028 Notes bear interest at a rate of 4.875% per year, which is payable quarterly in arrears.
The indenture relating to the 4.875% 2028 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 4.875% 2028 Notes, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
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

The following tables summarizes the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of March 31, 2024 and 2023:

As of March 31, 2024:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
Notes payable, gross(B)					13,489,500		337,238
Less: Unamortized Discounts							(5,893)
Notes payable, net(C)							$331,345

As of March 31, 2023:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
Notes payable, gross(B)					10,499,500		262,488
Less: Unamortized Discounts							(5,052)
Notes payable, net(C)							$257,436
(A)The 5.00% 2026 Notes and the 4.875% 2028 Notes can be redeemed at our option at any time. The 8.00% 2028 Notes can be redeemed at our option at any time on or after August 1, 2025.
(B)As of March 31, 2024 and 2023, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 219.0% and 244.7%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value based on the last reported closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes, and 8.00% 2028 Notes as of March 31, 2024 was $123.9 million, $123.7 million, and $77.3 million, respectively. The fair value based on the last reported closing prices of the 5.00% 2026 Notes and 4.875% 2028 Notes as of March 31, 2023 was $121.5 million and $127.4 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes to be a Level 1 inputs within the ASC 820 hierarchy.
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

NOTE 6.    MANDATORILY REDEEMABLE PREFERRED STOCK
In August 2021, we used a portion of the proceeds from the issuance of the 4.875% 2028 Notes to voluntarily redeem all outstanding shares of the 6.375% Series E Cumulative Term Preferred Stock (“Series E Term Preferred Stock” or “Series E”), which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of the Series E Term Preferred Stock, we incurred a loss on extinguishment of debt of $2.0 million, which was recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.
The following tables summarize dividends declared by our Board of Directors and paid by us on each of the Series E Term Preferred Stock during the year ended March 31, 2022:
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
(A)We voluntarily redeemed all outstanding shares of the Series E Term Preferred Stock on August 19, 2021
(B)Represents accrued and unpaid dividends up to, but excluding, the redemption date of August 19, 2021.
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
NOTE 7.    REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement
On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to $450.0 million of the securities registered under the registration statement.
On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permitted us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2024, we had the ability to issue up to $175.3 million of the securities registered under the registration statement. This registration statement was terminated on April 18, 2024.

Common Equity Offerings
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million in what is commonly referred to as an “at-the-market” program (“Common Stock ATM Program”). In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC in order to add B. Riley Securities, Inc. as a Sales Agent for the Common Stock ATM Program. As of March 31, 2024, we had no remaining capacity under the Common Stock ATM program.
During the year ended March 31, 2024, we sold 3,097,162 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $14.37 per share and raised approximately $44.5 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $14.12 and resulted in total net proceeds of approximately $43.7 million. These sales were above our then current NAV per share.
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
NOTE 8.    NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the years ended March 31, 2024, 2023, and 2022:

	Year Ended March 31,
	2024	2023	2022
Numerator: net increase (decrease) in net assets resulting from operations	$85,305	$35,547	$102,316
Denominator: basic and diluted weighted-average common shares	34,466,724	33,311,785	33,205,023
Basic and diluted net increase (decrease) in net assets resulting from operations per weighted-average common share	$2.47	$1.07	$3.08
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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of cash distributions paid to our common stockholders during the calendar year ended December 31, 2023 was 53.2% from ordinary income and 46.8%

from capital gains. The tax characterization of cash distributions paid to our common stockholders during the calendar year ended December 31, 2022 was 61.2% from ordinary income and 38.8% from capital gains.
We paid the following cash distributions to our common stockholders for the years ended March 31, 2024, 2023 and 2022.
For the Year Ended March 31, 2024:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 11, 2023	April 21, 2023	April 28, 2023	$0.080
April 11, 2023	May 23, 2023	May 31, 2023	0.080
April 11, 2023	June 5, 2023	June 15, 2023	0.120	(A)
April 11, 2023	June 21, 2023	June 30, 2023	0.080
July 11, 2023	July 21, 2023	July 31, 2023	0.080
July 11, 2023	August 23, 2023	August 31, 2023	0.080
July 11, 2023	September 7, 2023	September 15, 2023	0.120	(A)
July 11, 2023	September 21, 2023	September 29, 2023	0.080
October 10, 2023	October 20, 2023	October 31, 2023	0.080
October 10, 2023	November 7, 2023	November 17, 2023	0.120	(A)
October 10, 2023	November 20, 2023	November 30, 2023	0.080
October 24, 2023	December 5, 2023	December 15, 2023	0.880	(A)
October 10, 2023	December 18, 2023	December 29, 2023	0.080
January 9, 2024	January 23, 2024	January 31, 2024	0.080
January 9, 2024	February 21, 2024	February 29, 2024	0.080
January 9, 2024	March 21, 2024	March 29, 2024	0.080
		Year ended March 31, 2024	$2.200
For the Year Ended March 31, 2023:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 12, 2022	April 22, 2022	April 29, 2022	$0.075
April 12, 2022	May 20, 2022	May 31, 2022	0.075
April 12, 2022	June 6, 2022	June 15, 2022	0.120	(A)
April 12, 2022	June 22, 2022	June 30, 2022	0.075
July 12, 2022	July 22, 2022	July 29, 2022	0.075
July 12, 2022	August 23, 2022	August 31, 2022	0.075
July 12, 2022	September 22, 2022	September 30, 2022	0.075
October 11, 2022	October 21, 2022	October 31, 2022	0.080
October 11, 2022	November 18, 2022	November 30, 2022	0.080
October 11, 2022	December 6, 2022	December 15, 2022	0.120	(A)
October 11, 2022	December 20, 2022	December 30, 2022	0.080
January 10, 2023	January 20, 2023	January 31, 2023	0.080
January 10, 2023	February 17, 2023	February 28, 2023	0.080
January 10, 2023	March 3, 2023	March 15, 2023	0.240	(A)
January 10, 2023	March 17, 2023	March 31, 2023	0.080
		Year ended March 31, 2023:	$1.410

For the Year Ended March 31, 2022:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 13, 2021	April 23, 2021	April 30, 2021	$0.070
April 13, 2021	May 19, 2021	May 28, 2021	0.070
April 13, 2021	June 8, 2021	June 17, 2021	0.060	(A)
April 13, 2021	June 18, 2021	June 30, 2021	0.070
July 13, 2021	July 23, 2021	July 30, 2021	0.070
July 13, 2021	August 23, 2021	August 31, 2021	0.070
July 13, 2021	September 3, 2021	September 15, 2021	0.030	(A)
July 13, 2021	September 22, 2021	September 30, 2021	0.070
October 12, 2021	October 22, 2021	October 29, 2021	0.075
October 12, 2021	November 19, 2021	November 30, 2021	0.075
October 12, 2021	December 7, 2021	December 15, 2021	0.090	(A)
October 12, 2021	December 23, 2021	December 31, 2021	0.075
January 11, 2022	January 21, 2022	January 31, 2022	0.075
January 11, 2022	February 4, 2022	February 14, 2022	0.120	(A)
January 11, 2022	February 18, 2022	February 28, 2022	0.075
January 11, 2022	March 23, 2022	March 31, 2022	0.075
		Year ended March 31, 2022:	$1.170
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid for the years ended March 31, 2024, 2023 and 2022 were $76.1 million, $47.0 million, and $38.9 million, respectively.
For the fiscal years ended March 31, 2024, 2023, and 2022, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million, $21.4 million, and $13.9 million, respectively, of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal years ended March 31, 2024, 2023, and 2022, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.4 million, $10.6 million, and $15.7 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.
We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the years ended March 31, 2024, 2023, and 2022 we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.

The components of our net assets on a tax basis were as follows:

	Year Ended March 31,
	2024	2023
Common stock	$37	$34
Capital in excess of par value	444,706	401,798
Cumulative unrealized appreciation of investments	64,737	31,129
Cumulative unrealized depreciation of other	—	29
Undistributed ordinary income	18,708	21,380
Undistributed capital gain	1,373	10,552
Other temporary differences	(36,850)	(25,180)
Net Assets	$492,711	$439,742
For the years ended March 31, 2024 and 2023, we recorded the following adjustments for estimated permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Tax Year Ended March 31,
	2024	2023
Underdistributed (overdistributed) net investment income	$1,695	$1,301
Accumulated net realized gain in excess of distributions	$(881)	$263
Capital in excess of par value	$(814)	$(1,564)
NOTE 10.    FEDERAL AND STATE INCOME TAXES
We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. Because we have distributed or intend to distribute 100% of our Investment Company Taxable Income and net long-term capital gains, no income tax provisions have been recorded for the years ended March 31, 2024, 2023, and 2022.
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. We incurred an excise tax of $1.2 million, $1.3 million, and $0.7 million for the calendar years ended December 31, 2023, 2022 and 2021, respectively, which are included in Other general and administrative expenses on the accompanying Consolidated Statement of Operations.
Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2024 and 2023.

NOTE 11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation, or regulatory matters will have a material adverse effect on our financial condition, results of operation, or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of March 31, 2024 and 2023, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents and Other liabilities, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.0 million and $0.1 million as of March 31, 2024 and 2023, respectively.
Financial Commitments and Obligations
We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates, and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of March 31, 2024 and 2023 to be insignificant.
We may also extend guaranties on behalf of our portfolio companies. As of March 31, 2024 and 2023, there were no guaranties outstanding.
The following table summarizes the principal balances of unused line of credit and delayed draw term debt commitments and guaranties as of March 31, 2024 and 2023, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of March 31,
	2024	2023
Unused line of credit commitments	$2,394	$2,150
Total	$2,394	$2,150

NOTE 12.    FINANCIAL HIGHLIGHTS

	As of and for the Year Ended March 31,
	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015
Per Common Share Data:
Net asset value at beginning of year (A)	$13.09	$13.43	$11.52	$11.17	$12.40	$10.85	$9.95	$9.22	9.18	8.34
Income from investment operations(B)
Net investment income	0.63	1.11	0.45	0.54	1.11	0.23	0.68	0.74	0.68	0.75
Net realized gain (loss) on investments and other	0.88	0.32	0.37	0.32	1.36	2.04	0.04	0.51	(0.15)	—
Taxes on deemed distributions of long-term capital gains	—	—	—	—	(0.31)	(0.41)	—	—	—	—
Net unrealized appreciation (depreciation) of investments and other	0.96	(0.36)	2.26	0.42	(2.38)	0.63	1.16	0.23	0.29	1.13
Total from investment operations	2.47	1.07	3.08	1.28	(0.22)	2.49	1.88	1.48	0.82	1.88
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(1.08)	(0.92)	(0.91)	(0.83)	(0.75)	(0.69)	(0.84)	(0.75)	(0.64)	(0.77)
Cash distributions to common stockholders from realized gains(C)	(1.12)	(0.49)	(0.26)	(0.10)	(0.28)	(0.24)	(0.05)	—	(0.11)	—
Discounts, commissions, and offering costs	(0.02)	(0.01)	—	—	—	—	(0.03)	—	(0.01)	(0.03)
Net accretive (dilutive) effect of equity offering(D)	0.10	0.01	—	—	0.01	—	(0.04)	—	(0.03)	(0.22)
Total from equity capital activity	(2.12)	(1.41)	(1.17)	(0.93)	(1.02)	(0.93)	(0.96)	(0.75)	(0.79)	(1.02)
Other, net(E)	(0.01)	—	—	—	0.01	(0.01)	(0.02)	—	0.01	(0.02)
Net asset value at end of year(A)	$13.43	$13.09	$13.43	$11.52	$11.17	12.40	10.85	9.95	9.22	9.18

Per common share market value at beginning of year	$13.25	$16.13	$12.23	$7.85	$11.60	10.10	$9.07	7.02	7.40	8.27
Per common share market value at end of year	$14.23	$13.25	$16.13	$12.23	$7.85	$11.60	$10.10	$9.07	$7.02	$7.40
Total investment return(F)	25.52%	(8.90%)	42.40%	70.65%	(26.23%)	24.95%	21.82%	41.58%	4.82%	11.96%
Common stock outstanding at end of year(A)	36,688,667	33,591,505	33,205,023	33,205,023	33,049,463	32,822,459	32,653,635	30,270,958	30,270,958	29,775,958

Consolidated Statement of Assets and Liabilities Data:
Net assets at end of year	$492,711	$439,742	$445,830	$382,364	$369,031	$407,110	$354,200	$301,082	$279,022	$273,429
Average net assets(G)	$461,819	$446,899	$425,985	$365,568	$404,336	$391,786	$328,533	$294,030	$276,293	$229,350

Senior Securities Data:
Total borrowings, at cost	$404,238	$297,688	$267,584	$155,434	$54,296	$58,096	$112,096	$74,796	$100,096	$123,896
Mandatorily redeemable preferred stock(H)	$—	$—	$—	$94,371	$132,250	$132,250	$139,150	$139,150	$121,650	$81,400

Ratios/Supplemental Data:
Ratio of net expenses to average net assets(I)	14.19%	9.97%	13.51%	10.58%	6.32%	13.30%	11.08%	10.02%	10.94%	9.48%
Ratio of net investment income to average net assets(J)	4.72%	8.28%	3.52%	4.91%	8.99%	1.92%	6.68%	7.63%	7.50%	8.68%
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
(D)During the years ended March 31, 2024, 2023, and 2020, the accretive effect is the result of issuing common shares at a price above the then current NAV per share. During the year ended March 31, 2018, 2016, and 2015, the net dilutive effect is the result of issuing common shares at a price below the then current NAV per share.
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
(I)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets would have been 17.38%, 12.58%, 16.72%, 13.33%, 9.12%, 16.45%, 14.11%, 13.46%, 14.50%, and 12.90% for the fiscal years ended March 31, 2024, 2023, 2022, 2021, 2018, 2017, 2016, and 2015, respectively.
Had we included Virginia state taxes incurred on the deemed distributions of retained capital gains for the fiscal year ended March 31, 2020 and 2019, the ratio of net expenses to average net assets would have been 6.89% and 14.07%, respectively.
(J)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets would have been 1.53%, 5.66%, 0.31%, 2.16%, 6.20%, (1.22%), 3.66%, 4.19%, 3.94%, and 5.26% for the fiscal years ended March 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015, respectively.

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
We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the years ended March 31, 2024, 2023 and 2022.
NOTE 14.    SUBSEQUENT EVENTS
Distributions and Dividends
In April 2024, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 19, 2024	April 30, 2024	$0.08
May 17, 2024	May 31, 2024	0.08
June 19, 2024	June 28, 2024	0.08
	Total for the Quarter:	$0.24

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Management’s Annual Report on Internal Control over Financial Reporting
Refer to Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.
c)Attestation Report of the Independent Registered Public Accounting Firm
Not Applicable.
d)Change in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2024 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2024 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2024 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2024 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2024 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

	Report of Independent Registered Public Accounting Firm	73
	Consolidated Statements of Assets and Liabilities as of March 31, 2024 and 2023	75
	Consolidated Statements of Operations for the years ended March 31, 2024, 2023, and 2022	76
	Consolidated Statements of Changes in Net Assets for the years ended March 31, 2024, 2023, and 2022	77
	Consolidated Statements of Cash Flows for the years ended March 31, 2024, 2023, and 2022	78
	Consolidated Schedules of Investments as of March 31, 2024 and 2023	85
	Notes to Consolidated Financial Statements	90

2.	The following financial statement schedule is filed herewith:

	Schedule 12-14 Investments in and Advances to Affiliates	127

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

4.6*	Description of Securities
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

10.20
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

10.21
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

10.22
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

14*	Code of Ethics
19	Insider Trading Policy for Gladstone Investment Corporation, incorporated by reference to Exhibit 14 filed herewith.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of March 31, 2024 and 2023, (ii) the Consolidated Statements of Operations for the years ended March 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the years ended March 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2024, 2023 and 2022, (v) the Consolidated Schedules of Investments as of March 31, 2024 and 2023 and (vi) the Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 8, 2024	By:	/s/ RACHAEL EASTON
Rachael Easton
Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 8, 2024	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 8, 2024	By:	/s/ RACHAEL EASTON
Rachael Easton
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 8, 2024	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 8, 2024	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 8, 2024	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 8, 2024	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

Date: May 8, 2024	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: May 8, 2024	By:	/s/ PAULA NOVARA
Paula Novara
Director

SCHEDULE 12-14
GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(P)	Amount of Investment Income(H)	Value as of March 31, 2023	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2024

AFFILIATE INVESTMENTS – 59.9%
Secured First Lien Debt – 30.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(M) –Term Debt	$—	$—	$—	$4,255	$—	$(4,342)	$87	$—

Diversified/Conglomerate Services – 15.7%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR +11.0%, 16.3% Cash, Due 11/2025)	22,000	—	4,526	22,000	—	—	—	22,000
J.R. Hobbs Co. - Atlanta, LLC - Line of Credit, $0 available ( SOFR + 6.0%, 11.3% Cash, Due 6/2025)(K)	5,000	—	—	2,744	—	—	(62)	2,682
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (SOFR+6.0%, 11.3% Cash, Due 6/2025) (K)	16,500	—	—	9,054	—	—	(202)	8,852
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 15.6% Cash, Due 6/2025) (K)	26,000	—	—	14,268	—	—	(319)	13,949
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 11.3% Cash, Due 6/2025) (K)	2,438	—	—	1,338	—	—	(30)	1,308
The Maids International, LLC – Term Debt (SOFR+10.5%, 15.8% Cash, Due 3/2025)	28,560	—	4,567	28,560	—	—	—	28,560
		—	9,093	77,964	—	—	(613)	77,351

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.7%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 14.8% Cash, Due 12/2025)	43,000	—	8,694	40,500	2,500	—	—	43,000

Mining, Steel, Iron and Non-Precious Metals Total – 3.7%
Utah Pacific Bridge & Steel, Ltd. (SOFR+10.0%, 15.3% Cash, Due 7/2026)	18,250	—	2,826	18,250	—	—	—	18,250

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(P)	Amount of Investment Income(H)	Value as of March 31, 2023	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2024

Telecommunications – 1.9%
B+T Group Acquisition, Inc. – Line of Credit, $0 available (SOFR+2.0%, 7.3% Cash, Due 12/2026)	3,080	—	273	2,800	280	—	—	3,080
B+T Group Acquisition, Inc. – Line of Credit, $394 available (SOFR+2.0%, 7.3% Cash, Due 6/2025)(L)	656		3		656	—	—	656
B+T Group Acquisition, Inc. – Term Debt (SOFR+2.0%, 7.3% Cash, Due 12/2026)	14,000	—	1,348	14,000	—	—	(8,734)	5,266
		—	1,624	16,800	936	—	(8,734)	9,002

Total Secured First Lien Debt		$—	$22,237	$157,769	$3,436	$(4,342)	$(9,260)	$147,603

Secured Second Lien Debt – 9.2%
Chemicals, Plastics, and Rubber – 4.1%
PSI Molded Plastics, Inc. – Term Debt ( SOFR +5.5%, 10.8% Cash, Due 1/2026)(M)	$26,618	$—	$2,903	$24,892	$—	$—	$(4,529)	$20,363

Diversified/Conglomerate Services – 5.1%
Nth Degree, Inc. – Term Debt (SOFR+8.5%, 13.8% Cash, Due 6/2029)(I)	25,000	—	2,665	—	25,000	—	—	25,000

Total Secured Second Lien Debt		$—	$5,568	$24,892	$25,000	$—	$(4,529)	$45,363

Preferred Equity – 10.3%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock	158,598	$—	$—	$—	$—	$—	$—	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. – Preferred Stock(M)	—	—	—	—	—	—	—	—

Diversified/Conglomerate Services – 1.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock	67,490	—	—	10,926	—	—	(8,319)	2,607
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock	10,920	—	—	—	—	—	—	—
The Maids International, LLC - Preferred Stock	6,640	—	—	3,200	—	—	2,226	5,426
		—	—	14,126	—	—	(6,093)	8,033

Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.2%
Old World Christmas, Inc. – Preferred Stock	6,180	273	—	33,990	—	—	(3,352)	30,638

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(P)	Amount of Investment Income(H)		Value as of March 31, 2023	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2024

Mining, Steel, Iron and Non-Precious Metals - 2.5%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock	6,000	—	—		7,748	—	—	4,539	12,287

Telecommunications – 0.0%
B+T Group Acquisition, Inc. – Preferred Stock	14,304	—	—		2,187	—	—	(2,187)	—

Total Preferred Equity		$273	$—		$58,051	$—	$—	$(7,093)	$50,958

Common Equity/Equivalents – 10.4%
Diversified/Conglomerate Services - 10.4%
Nth Degree Investment Group, LLC – Common Stock	17,216,976	$—	$—		$15,243	$5,000	$—	$31,199	$51,442

Telecommunications - 0.0%
B+T Group Acquisition, Inc. - Common Stock Warrants	3.5%	—	—		—	—	—	—	—

Total Common Equity/Equivalents		$—	$—		$15,243	$5,000	$—	$31,199	$51,442

TOTAL AFFILIATE INVESTMENTS		$273	$27,805		$255,955	$33,436	$(4,342)	$10,317	$295,366

CONTROL INVESTMENTS – 0.6%
Secured First Lien Debt – 0.6%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Line of Credit(N)	$—	$(4,550)	$—		$—	$—	$(4,550)	$4,550	$—

Diversified/Conglomerate Manufacturing – 0.6%
Edge Adhesives Holdings, Inc. – Term Debt (SOFR+5.5%, 10.8% Cash, Due 8/2024)(K)(M)	$9,210	$—	$—			$4,342	$—	$(1,437)	$2,905

Total Secured Second Lien Debt		$(4,550)	$—	$—	$—	$4,342	$(4,550)	$3,113	$2,905

Secured Second Lien Debt – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Term Debt(N)	$—	$(3,200)	$—		$—	$—	$(3,200)	$3,200	$—

Total Secured Second Lien Debt		$(3,200)	$—		$—	$—	$(3,200)	$3,200	$—

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(P)	Amount of Investment Income(H)	Value as of March 31, 2023	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2024

Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Preferred Stock (N)	—	$(6,899)	$—	$—	$—	$(6,899)	$6,899	$—

Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. – Preferred Stock(K)	8,199	—	—	—	—	—	—	—

Total Preferred Equity		$(6,899)	$—	$—	$—	$(6,899)	$6,899	$—

Common Equity/Equivalents – 0.0%
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
Gladstone SOG Investments, Inc. - Common Stock(O)	—	$882	$—	$713	$—	$(620)	$(93)	$—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation - Common Stock (N)	—	(1)	—	—	—	(1)	1	—

Total Common Equity/Equivalents		$881	$—	$713	$—	$(621)	$(92)	$—

TOTAL CONTROL INVESTMENTS		$(13,768)	$—	$713	$4,342	$(15,270)	$13,120	$2,905

TOTAL AFFILIATE AND CONTROL INVESTMENTS		$(13,495)	$27,805	$256,668	$37,778	$(19,612)	$23,437	$298,271
(A)Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, together with certain non-control and non-affiliate investments, totaling $717.3 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2024, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.
(B)Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted.
(C)Unless indicated otherwise, all cash interest rates are indexed to 30-day Secured Overnight Financing Rate ("SOFR"), which was 5.3% as of March 31, 2024. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or reference rate plus a spread. Due dates represent the contractual maturity date.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2024.
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

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)
(G)Represents the principal balance, presented in thousands, for debt investments and the number of shares/units held for equity investments as of March 31, 2024. Warrants are represented as a percentage of ownership, as applicable, as of March 31, 2024.
(H)Represents the total amount of interest, dividend, success fee, or other investment income credited to income for the portion of the year ending March 31, 2024 an investment was an affiliate investment or control investment and on accrual status, as appropriate.
(I)Gross additions include increases in investments resulting from new portfolio investments, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities during the year ended March 31, 2024.
(J)Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs, and the exchange of one or more existing securities for one or more new securities during the year ended March 31, 2024.
(K)Debt security is on non-accrual status as of March 31, 2024.
(L)New investment during the year ended March 31, 2024.
(M)Edge Adhesives Holdings, Inc.'s term debt and equity were transferred from Affiliate to Control investment during the year ended March 31, 2024.
(N)During the year ended March 31, 2024, we recognized a realized loss of $14.7 million upon the liquidation and dissolution of The Mountain. .
(O)During the year ended March 31, 2024, we received a $1.5 million escrow settlement in connection with our December 2021 exit of SOG Specialty Knives & Tools, LLC, which resulted in no remaining assets being held by Gladstone SOG Investments, Inc.
(P)Net realized gain (loss) excludes amounts related to portfolio companies no longer in the portfolio for the periods presented.
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