Form 10-Q
period 2024-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2024-08-05
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	x	Smaller reporting company	o
Emerging growth company	o
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 2, 2024 was 36,688,667.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2024	March 31, 2024
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $542,278 and $544,799, respectively)	$607,276	$622,233
Affiliate investments (Cost of $292,179 and $292,082, respectively)	290,400	295,366
Control investments (Cost of $17,409 and $17,409, respectively)	1,462	2,905
Cash and cash equivalents	2,442	2,460
Restricted cash and cash equivalents	748	760
Interest receivable	6,955	7,627
Due from administrative agent	1,646	3,427
Deferred financing costs, net	1,538	1,643
Other assets, net	1,739	1,662
TOTAL ASSETS	$914,206	$938,083

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $63,700 and $67,000, respectively)	$63,700	$67,000
Notes payable, net	331,685	331,345
Total borrowings	395,385	398,345
Accounts payable and accrued expenses	1,092	732
Interest payable	3,462	3,465
Fees due to Adviser(A)	35,261	41,344
Fee due to Administrator(A)	878	727
Other liabilities	748	759
TOTAL LIABILITIES	$436,826	$445,372
Commitments and contingencies(B)
NET ASSETS	$477,380	$492,711

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 36,688,667 and 36,688,667 shares issued and outstanding, respectively	$37	$37
Capital in excess of par value	444,525	444,706
Cumulative net unrealized appreciation of investments	47,272	66,214
Overdistributed net investment income	(15,772)	(19,562)
Accumulated net realized gain in excess of distributions	1,318	1,316
Total distributable earnings	32,818	47,968
TOTAL NET ASSETS	$477,380	$492,711

NET ASSET VALUE PER SHARE	$13.01	$13.43
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,
	2024	2023
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$14,542	$12,490
Affiliate investments	6,040	5,616
Cash and cash equivalents	43	287
Total interest income	20,625	18,393
Dividend income
Affiliate investments	—	1,907
Total dividend income	—	1,907
Success fee income
Non-Control/Non-Affiliate investments	1,553	—
Total success fee income	1,553	—
Total investment income	$22,178	$20,300

EXPENSES
Base management fee(A)	$4,618	$3,931
Loan servicing fee(A)	2,222	2,172
Incentive fee(A)	(3,788)	2,194
Administration fee(A)	506	522
Interest expense on borrowings	6,480	4,974
Amortization of deferred financing costs and discounts	631	545
Professional fees	330	284
Other general and administrative expenses	1,614	685
Expenses before credits from Adviser	12,613	15,307
Credits to base management fee – loan servicing fee(A)	(2,222)	(2,172)
Credits to fees from Adviser - other(A)	(627)	(1,275)
Total expenses, net of credits to fees	9,764	11,860
NET INVESTMENT INCOME	$12,414	$8,440

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain:
Non-Control/Non-Affiliate investments	$2	$—
Affiliate investments	—	273
Control investments	—	882
Total net realized gain	2	1,155
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(12,434)	3,428
Affiliate investments	(5,065)	(4,155)
Control investments	(1,443)	(93)
Other	—	11
Total net unrealized (depreciation) appreciation	(18,942)	(809)
Net realized and unrealized (loss) gain	(18,940)	346

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,526)	$8,786

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.34	$0.25
Net (decrease) increase in net assets resulting from operations	$(0.18)	$0.26

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	36,688,667	33,591,505
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2024	2023
NET ASSETS, MARCH 31	$492,711	$439,742
OPERATIONS
Net investment income	12,414	8,440
Net realized gain on investments	2	1,155
Net unrealized depreciation of investments	(18,942)	(820)
Net unrealized depreciation of other	—	11
Net (decrease) increase in net assets from operations	(6,526)	8,786
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.24 and $0.21 per share, respectively)	(8,805)	(7,069)
Distributions to common stockholders from net realized gains ($0.00 and $0.15 per share, respectively)	—	(5,024)
Net decrease in net assets from distributions	(8,805)	(12,093)
CAPITAL ACTIVITY
Issuance of common stock	—	—
Discounts, commissions, and offering costs for issuance of common stock	—	—
Net increase in net assets from capital activity	—	—
NET DECREASE IN NET ASSETS	(15,331)	(3,307)
NET ASSETS, JUNE 30	$477,380	$436,435
(A)Refer to Note 8 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(6,526)	$8,786
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(598)	(47,975)
Principal repayments of investments	3,000	—
Net proceeds from the sale and recapitalization of investments	24	1,775
Net realized gain on investments	(2)	(1,155)
Net unrealized depreciation of investments	18,942	820
Net unrealized appreciation of other	—	(11)
Amortization of deferred financing costs and discounts	631	534
Bad debt expense, net of recoveries	890	(70)
Changes in assets and liabilities:
Increase in interest receivable	(86)	(788)
Decrease in due from administrative agent	1,781	1,163
Increase in other assets, net	(105)	(684)
Increase in accounts payable and accrued expenses	360	864
(Decrease) increase in interest payable	(3)	614
Decrease in fees due to Adviser(A)	(6,127)	(577)
Increase in fee due to Administrator(A)	151	169
(Decrease) increase in other liabilities	(11)	88
Net cash provided by (used in) operating activities	12,321	(36,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	16,300	31,800
Repayments on line of credit	(19,600)	(20,800)
Proceeds from issuance of notes payable	—	74,750
Deferred financing and offering costs	(246)	(2,706)
Distributions paid to common stockholders	(8,805)	(12,093)
Net cash (used in) provided by financing activities	(12,351)	70,951

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(30)	34,504

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	3,220	3,248

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$3,190	$37,752

CASH PAID FOR INTEREST	$6,141	$4,015
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 127.2%
Secured First Lien Debt – 65.7%
Buildings and Real Estate – 8.0%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 7/2027)(J)	$38,250	$38,250	$38,250

Diversified/Conglomerate Manufacturing – 0.8%
Phoenix Door Systems, Inc. – Line of Credit, $200 available (SOFR+7.0%, 12.3% Cash (0.3% Unused Fee), Due 9/2026)(J)	2,750	2,750	2,750
Phoenix Door Systems, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 9/2026)(J)	3,200	3,200	1,138
		5,950	3,888
Diversified/Conglomerate Services – 16.0%
Horizon Facilities Services, Inc. – Term Debt (SOFR+7.5%, 12.8% Cash, Due 6/2026)(J)	57,700	57,700	51,289
Mason West, LLC – Term Debt (SOFR+10.0%, 15.3% Cash, Due 7/2025)(J)	25,250	25,250	25,250
		82,950	76,539
Healthcare, Education, and Childcare – 4.2%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 15.8% Cash, Due 3/2025)(J)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.7%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 1/2026)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 1/2026)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 11/2025)(J)	12,200	12,200	12,200
		36,750	36,750
Hotels, Motels, Inns, and Gaming – 13.2%
Nocturne Luxury Villas, Inc. – Line of Credit, $2,000 available (SOFR+8.0%, 13.3% Cash, Due 6/2025)(J)	2,000	2,000	2,000
Nocturne Luxury Villas, Inc. – Term Debt (SOFR+10.5%, 14.5% Cash, Due 6/2026)(J)(O)	61,100	61,100	61,100
		63,100	63,100
Leisure, Amusement, Motion Pictures, and Entertainment – 5.9%
Schylling, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 9/2027)(J)	27,981	27,981	27,981

Oil and Gas – 7.1%
The E3 Company, LLC – Line of Credit, $2,000 available (SOFR+5.5%, 10.8% Cash, Due 2/2025)(J)	—	—	—
The E3 Company, LLC – Term Debt (SOFR+9.0%, 14.3% Cash, Due 9/2028)(J)	33,750	33,750	33,750
		33,750	33,750

Printing and Publishing – 2.8%
Home Concepts Acquisition, Inc. – Line of Credit, $500 available (SOFR+6.0%, 11.3% Cash, Due 11/2024)(J)	1,500	1,500	1,500
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 14.3% Cash, Due 5/2028)(J)	12,000	12,000	12,000
		13,500	13,500

Total Secured First Lien Debt		$322,231	$313,758

Secured Second Lien Debt – 19.6%
Aerospace and Defense – 5.4%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 9.4% Cash, Due 10/2026)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 12.3% Cash, Due 10/2026)(J)	18,796	18,796	18,796
		25,696	25,696
Cargo Transport – 2.7%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 14.3% Cash, Due 9/2024)(G)(J)	13,000	13,000	13,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 11.5%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(J)	54,644	54,644	54,644

Total Secured Second Lien Debt		$93,340	$93,340

Preferred Equity – 33.3%
Buildings and Real Estate – 4.9%
Dema/Mai Holdings, Inc. - Preferred Equity(C)(J)	21,000	$21,000	$23,254

Diversified/Conglomerate Services – 2.2%
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	—
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	10,558
		11,206	10,558
Healthcare, Education, and Childcare – 6.2%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	29,767

Home and Office Furnishings, Housewares, and Durable Consumer Products – 11.2%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	48,914
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	4,367
		16,236	53,281
Hotels, Motels, Inns, and Gaming – 2.2%
Nocturne Luxury Villas, Inc. – Preferred Stock(C)(J)	6,600	6,600	10,546

Leisure, Amusement, Motion Pictures, and Entertainment – 2.5%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	11,833

Oil and Gas – 4.0%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	19,068

Printing and Publishing – 0.1%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	617

Total Preferred Equity		$82,110	$158,924

Common Equity/Equivalents – 8.6%
Aerospace and Defense – 0.7%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$3,371

Cargo Transport – 0.0%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	500	—

Diversified/Conglomerate Manufacturing – 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 7.9%
SFEG Holdings, Inc. – Common Stock(C)(J)	18,721	30,746	37,883

Total Common Equity/Equivalents		$44,597	$41,254

Total Non-Control/Non-Affiliate Investments		$542,278	$607,276

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
AFFILIATE INVESTMENTS(M) – 60.8%
Secured First Lien Debt – 31.0%
Diversified/Conglomerate Services – 16.3%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 11/2025)(J)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (SOFR+6.0%, 11.3% Cash, Due 6/2025)(G)(J)	5,000	5,000	2,702
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (SOFR+6.0%, 11.3% Cash, Due 6/2025)(G)(J)	16,500	16,500	8,918
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 15.6% Cash, Due 6/2025)(G)(J)	26,000	26,000	14,053
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 11.3% Cash, Due 6/2025)(G)(J)	2,438	2,438	1,319
The Maids International, LLC – Term Debt (SOFR+10.5%, 15.8% Cash, Due 3/2025)(J)	28,560	28,560	28,560
		100,498	77,552
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.0%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 14.8% Cash, Due 12/2025)(J)	43,000	43,000	43,000

Mining, Steel, Iron and Non-Precious Metals – 3.8%
UPB Acquisition, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 7/2026)(J)	18,250	18,250	18,250

Telecommunications – 1.9%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.3% Cash, Due 12/2026)(J)	3,080	3,080	3,080
B+T Group Acquisition, Inc.(K) – Line of Credit, $297 available (SOFR+2.0%, 7.3% Cash, Due 6/2025)(J)	753	753	753
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.3% Cash, Due 12/2026)(G)(J)	14,000	14,000	5,364
		17,833	9,197

Total Secured First Lien Debt		$179,581	$147,999

Secured Second Lien Debt – 9.3%
Chemicals, Plastics, and Rubber – 4.1%
PSI Molded Plastics, Inc. – Term Debt (SOFR+5.5%, 10.8% Cash, Due 1/2026)(J)	$26,618	$26,618	$19,487

Diversified/Conglomerate Services – 5.2%
Nth Degree, Inc. – Term Debt (SOFR+8.5%, 13.8% Cash, Due 6/2029)(I)	25,000	25,000	25,000

Total Secured Second Lien Debt		$51,618	$44,487

Preferred Equity – 11.2%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	158,598	$19,730	$—

Diversified/Conglomerate Services – 1.1%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	—
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	5,243
		24,309	5,243
Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.7%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	32,170

Mining, Steel, Iron and Non-Precious Metals – 3.4%
UPB Acquisition, Inc. - Preferred Stock(C)(J)	6,000	6,000	16,254

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$54,761	$53,667
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Common Equity/Equivalents – 9.3%
Diversified/Conglomerate Services – 9.3%
Nth Degree Investment Group, LLC – Common Stock(C)(J)	17,216,976	$6,219	$44,247

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$6,219	$44,247

Total Affiliate Investments		$292,179	$290,400

CONTROL INVESTMENTS(N) – 0.3%
Secured First Lien Debt – 0.3%
Diversified/Conglomerate Manufacturing – 0.3%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 10.8% Cash, Due 8/2024)(G)(J)	9,210	$9,210	$1,462

Total Secured First Lien Debt		$9,210	$1,462

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Total Preferred Equity		$8,199	$—

Total Control Investments		$17,409	$1,462

TOTAL INVESTMENTS – 188.3%		$851,866	$899,138

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $678.9 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30 day Secured Overnight Financing Rate ("SOFR"), which was 5.3% as of June 30, 2024. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2024.
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
JUNE 30, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
(N)Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(O)Debt security is subject to an interest rate ceiling.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 126.3%
Secured First Lien Debt – 65.9%
Buildings and Real Estate – 7.8%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 7/2027)(J)	$38,250	$38,250	$38,250

Diversified/Conglomerate Manufacturing – 1.1%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (SOFR+7.0%, 12.3% Cash (0.3% Unused Fee), Due 9/2026)(J)	2,750	2,750	2,750
Phoenix Door Systems, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 9/2026)(J)	3,200	3,200	2,817
		5,950	5,567
Diversified/Conglomerate Services – 16.8%
Horizon Facilities Services, Inc. – Term Debt (SOFR+7.5%, 12.8% Cash, Due 6/2026)(J)	57,700	57,700	57,700
Mason West, LLC – Term Debt (SOFR+10.0%, 15.3% Cash, Due 7/2025)(J)	25,250	25,250	25,250
		82,950	82,950
Healthcare, Education, and Childcare – 4.1%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 15.8% Cash, Due 3/2025)(J)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.5%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 1/2026) (J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 1/2026) (J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 11/2025)(J)	12,200	12,200	12,200
		36,750	36,750
Hotels, Motels, Inns, and Gaming – 13.2%
Nocturne Luxury Villas, Inc. – Line of Credit, $0 available (SOFR+8.0%, 13.3% Cash, Due 6/2025)(J)	4,000	4,000	4,000
Nocturne Luxury Villas, Inc. – Term Debt (SOFR+10.5%, 14.5% Cash, Due 6/2026)(J)(P)	61,100	61,100	61,100
		65,100	65,100
Leisure, Amusement, Motion Pictures, and Entertainment – 5.7%
Schylling, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 5/2025)(J)	27,981	27,981	27,981

Oil and Gas – 7.1%
The E3 Company, LLC – Line of Credit, $1,000 available (SOFR+5.5%, 10.8% Cash, Due 2/2025)(J)	1,000	1,000	1,000
The E3 Company, LLC – Term Debt (SOFR+9.0%, 14.3%Cash, Due 9/2028)(J)	33,750	33,750	33,750
		34,750	34,750
Printing and Publishing – 2.6%
Home Concepts Acquisition, Inc. – Line of Credit, $1,000 available (SOFR+6.0%, 11.3% Cash, Due 11/2024)(J)	1,000	1,000	1,000
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 14.3% Cash, Due 5/2028)(J)	12,000	12,000	12,000
		13,000	13,000

Total Secured First Lien Debt		$324,731	$324,348

Secured Second Lien Debt – 18.9%
Aerospace and Defense – 5.2%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 9.4% Cash, Due 10/2026)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 12.3% Cash, Due 10/2026)(J)	18,796	18,796	18,796
		25,696	25,696
Cargo Transport – 2.6%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 14.3% Cash, Due 9/2024)(Q)	13,000	13,000	13,000
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 11.1%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(J)	54,644	54,644	54,644

Total Secured Second Lien Debt		$93,340	$93,340
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

Printing and Publishing – 0.3%
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
AFFILIATE INVESTMENTS(M) – 59.9%
Secured First Lien Debt – 30.0%
Diversified/Conglomerate Services – 15.7%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 11/2025)(J)	$22,000	$22,000	$22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (SOFR+6.0%, 11.3% Cash, Due 6/2025)(G)(J)	5,000	5,000	2,682
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 11.3% Cash, Due 6/2025) (G)(J)	16,500	16,500	8,852
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 15.6% Cash, Due 6/2025) (G)(J)	26,000	26,000	13,949
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 11.3% Cash, Due 6/2025) (G)(J)	2,438	2,438	1,308
The Maids International, LLC – Term Debt (SOFR+10.5%, 15.8% Cash, Due 3/2025)(J)	28,560	28,560	28,560
		100,498	77,351
Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.7%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 14.8% Cash, Due 12/2025)(J)	43,000	43,000	43,000

Mining, Steel, Iron and Non-Precious Metals Total – 3.7%
Utah Pacific Bridge & Steel, Ltd. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 7/2026)(J)	18,250	18,250	18,250

Telecommunications – 1.9%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.3% Cash, Due 12/2026)(J)	3,080	3,080	3,080
B+T Group Acquisition, Inc.(K) – Line of Credit, $394 available (SOFR+2.0%, 7.3% Cash, Due 6/2025)(J)	656	656	656
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.3% Cash, Due 12/2026)(J)	14,000	14,000	5,266
		17,736	9,002

Total Secured First Lien Debt		$179,484	$147,603

Secured Second Lien Debt – 9.2%
Chemicals, Plastics, and Rubber – 4.1%
PSI Molded Plastics, Inc. – Term Debt (SOFR+5.5%, 10.8% Cash, Due 1/2026)(J)	$26,618	$26,618	$20,363

Diversified/Conglomerate Services – 5.1%
Nth Degree, Inc. – Term Debt (SOFR+8.5%, 13.8% Cash, Due 6/2029)(I)	25,000	25,000	25,000

Total Secured Second Lien Debt		$51,618	$45,363

Preferred Equity – 10.3%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	158,598	$19,730	$—

Diversified/Conglomerate Services – 1.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	2,607
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	5,426
		24,309	8,033

Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.2%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	30,638

Mining, Steel, Iron and Non-Precious Metals – 2.5%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock(C)(J)	6,000	6,000	12,287

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$54,761	$50,958
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

CONTROL INVESTMENTS(N) – 0.6%:
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
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day SOFR, which was 5.3% as of March 31, 2024. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or reference rate plus a spread. Due dates represent the contractual maturity date.
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
JUNE 30, 2024
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of June 30, 2024, our investment portfolio was comprised of 77.0% in debt investments and 23.0% in equity investments, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2025 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC on May 8, 2024.
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2024, certain of our loans to B+T Group Acquisition, Inc., Diligent Delivery Systems, Edge Adhesives Holdings, Inc. ("Edge"), and J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”), were on non-accrual status, with an aggregate debt cost basis of $86.1 million, or 13.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $46.8 million, or 7.8% of the fair value of all debt investments in our portfolio. As of March 31, 2024, our loans to Edge and J.R. Hobbs were on non-accrual status, with an aggregate debt cost basis of $59.1 million, or 9.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $29.7 million, or 4.8% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. As of June 30, 2024 and March 31, 2024, we did not have any loans with a PIK interest component.
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
As of June 30, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy. As of March 31, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and March 31, 2024, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2024:
Secured first lien debt	$463,219	$—	$—	$463,219
Secured second lien debt	137,827	—	—	137,827
Preferred equity	212,591	—	—	212,591
Common equity/equivalents	85,501	—	—	85,501
Total Investments as of June 30, 2024	$899,138	$—	$—	$899,138

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2024:
Secured first lien debt	$474,856	$—	$—		$474,856
Secured second lien debt	138,703	—	—		138,703
Preferred equity	213,480	—	—		213,480
Common equity/equivalents	93,465	—	18	(A)	93,447
Total Investments as of March 31, 2024	$920,504	$—	$18		$920,486
(A)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko could be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of June 30, 2024 and March 31, 2024, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	June 30, 2024	March 31, 2024
Non-Control/Non-Affiliate Investments
Secured first lien debt	$313,758	$324,348
Secured second lien debt	93,340	93,340
Preferred equity	158,924	162,522
Common equity/equivalents(A)	41,254	42,005
Total Non-Control/Non-Affiliate Investments	607,276	622,215

Affiliate Investments
Secured first lien debt	147,999	147,603
Secured second lien debt	44,487	45,363
Preferred equity	53,667	50,958
Common equity/equivalents	44,247	51,442
Total Affiliate Investments	290,400	295,366

Control Investments
Secured first lien debt	1,462	2,905
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	—	—
Total Control Investments	1,462	2,905

Total investments at fair value using Level 3 inputs	$899,138	$920,486
(A)Excludes our investment in Funko as of March 31, 2024 with a fair value of $18 thousand, which was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of June 30, 2024 and March 31, 2024. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	June 30, 2024	March 31, 2024			June 30, 2024	March 31, 2024
Secured first lien debt	$463,219	$474,856	TEV	EBITDA multiple	4.1x – 8.3x / 6.3x	4.2x – 8.8x / 6.4x
				EBITDA	$215 – $23,739 / $10,446	$1,091 – $23,547 / $10,509
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$30,240 – $91,494 / $75,374	$31,586 – $93,916 / $77,580
Secured second lien debt	112,827	113,703	TEV	EBITDA multiple	5.0x – 7.3x / 6.2x	5.1x – 15.0x / 7.0x
				EBITDA	$5,980 – $23,050 / $14,355	$5,648 – $23,003 / $14,192
	25,000	25,000	Yield Analysis	Discount Rate	13.8% – 13.8% / 13.8%	13.8% – 13.8% / 13.8%
Preferred equity	212,591	213,480	TEV	EBITDA multiple	4.1x – 8.3x / 6.0x	4.2x – 8.8x / 6.1x
				EBITDA	$215 – $23,739 / $9,564	$1,091 – $23,547 / $9,502
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$30,240 – $91,494 / $73,002	$31,586 – $93,916 / $75,099
Common equity/ equivalents(A)	85,501	93,447	TEV	EBITDA multiple	5.0x – 7.3x / 6.2x	5.0x – 15.0x / 6.4x
				EBITDA	$825 – $64,876 / $23,827	$1,154 – $63,269 / $23,615
Total	$899,138	$920,486
(A)Fair value as of March 31, 2024 excludes our investment in Funko with a fair value of $18 thousand, which was valued using Level 2 inputs.
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months ended June 30, 2024 and 2023 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended June 30, 2024:
Fair value as of March 31, 2024	$474,856	$138,703	$213,480	$93,447	$920,486
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	(9,235)	(876)	(889)	(7,946)	(18,946)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	598	—	—	—	598
Settlements / repayments	(3,000)	—	—	—	(3,000)
Sales	—	—	—	—	—
Transfers	—	—	—	—	—
Fair value as of June 30, 2024	$463,219	$137,827	$212,591	$85,501	$899,138

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended June 30, 2023:
Fair value as of March 31, 2023	$437,517	$75,734	$222,585	$17,680	$753,516
Total gain (loss):
Net realized gain (loss)(A)	—	—	273	882	1,155
Net unrealized appreciation (depreciation)(B)	(2)	4,060	(11,602)	6,813	(731)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	(93)	(93)
New investments, repayments and settlements(C):
Issuances / originations	14,700	25,000	3,275	5,000	47,975
Settlements / repayments	—	—	—	—	—
Sales(D)	—	—	(273)	(1,502)	(1,775)
Transfers	—	—	—	—	—
Fair value as of June 30, 2023	$452,215	$104,794	$214,258	$28,780	$800,047
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective three months ended June 30, 2024 and 2023.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective three months ended June 30, 2024 and 2023.
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

Investment Activity
During the three months ended June 30, 2024, the following significant transactions occurred:
•In May 2024, our remaining shares in Funko were sold representing an exit of our investment in Funko, and resulting in a return of our equity cost basis of $21 thousand and a realized gain of $2 thousand.
Investment Concentrations
As of June 30, 2024, our investment portfolio consisted of investments in 23 portfolio companies located in 18 states across 15 different industries with an aggregate fair value of $899.1 million. Our investments in SFEG Holdings, Inc., Old World Christmas, Inc., Nocturne Luxury Villas, Inc. ("Nocturne"), Brunswick Bowling Products, Inc. and Nth Degree Investment Group, LLC represented our five largest portfolio investments at fair value and collectively comprised $384.1 million, or 42.7%, of our total investment portfolio at fair value as of June 30, 2024.
The following table summarizes our investments by security type as of June 30, 2024 and March 31, 2024:

	June 30, 2024				March 31, 2024
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$511,022	60.0%	$463,219	51.5%	$513,425	60.1%	$474,856	51.6%
Secured second lien debt	144,958	17.0%	137,827	15.3%	144,958	16.9%	138,703	15.0%
Total debt	655,980	77.0%	601,046	66.8%	658,383	77.0%	613,559	66.6%

Preferred equity	145,070	17.0%	212,591	23.7%	145,070	17.0%	213,480	23.2%
Common equity/equivalents	50,816	6.0%	85,501	9.5%	50,837	6.0%	93,465	10.2%
Total equity/equivalents	195,886	23.0%	298,092	33.2%	195,907	23.0%	306,945	33.4%
Total investments	$851,866	100.0%	$899,138	100.0%	$854,290	100.0%	$920,504	100.0%
Investments at fair value consisted of the following industry classifications as of June 30, 2024 and March 31, 2024:

	June 30, 2024		March 31, 2024
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$239,139	26.6%	$264,535	28.7%
Home and Office Furnishings, Housewares, and Durable Consumer Products	165,201	18.5%	160,038	17.3%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	92,527	10.3%	92,781	10.1%
Hotels, Motels, Inns, and Gaming	73,646	8.2%	77,366	8.4%
Buildings and Real Estate	61,504	6.8%	60,431	6.6%
Oil and Gas	52,818	5.9%	51,171	5.6%
Healthcare, Education, and Childcare	49,767	5.5%	49,638	5.4%
Leisure, Amusement, Motion Pictures, and Entertainment	39,814	4.4%	39,350	4.3%
Mining, Steel, Iron and Non-Precious Metals	34,504	3.8%	30,537	3.3%
Aerospace and Defense	29,067	3.2%	29,064	3.2%
Chemicals, Plastics, and Rubber	19,487	2.2%	20,363	2.2%
Printing and Publishing	14,117	1.6%	14,238	1.5%
Cargo Transport	13,000	1.4%	13,500	1.5%
Telecommunications	9,197	1.0%	9,002	1.0%
Other < 2.0%	5,350	0.6%	8,490	0.9%
Total investments	$899,138	100.0%	$920,504	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2024 and March 31, 2024:

	June 30, 2024		March 31, 2024
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$337,009	37.5%	$346,838	37.7%
West	221,102	24.6%	223,871	24.3%
Northeast	200,803	22.3%	207,870	22.6%
Midwest	140,224	15.6%	141,925	15.4%
Total investments	$899,138	100.0%	$920,504	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2024:

Amount
For the remaining nine months ending March 31, 2025	$72,270
For the fiscal years ending March 31:
2026	206,310
2027	185,775
2028	66,231
2029	100,394
Thereafter	25,000
Total contractual repayments	$655,980
Investments in equity securities	195,886
Total cost basis of investments held as of June 30, 2024:	$851,866
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2024 and March 31, 2024, we had gross receivables from portfolio companies of $2.0 million and $2.2 million, respectively. As of June 30, 2024 and March 31, 2024, the allowance for uncollectible receivables was $1.5 million and $1.4 million, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We pay the Adviser certain fees as compensation for its services under the Advisory Agreement, consisting of a base management fee and an incentive fee and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, all as described below. On July 9, 2024, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the annual renewal of the Advisory Agreement through August 31, 2025.

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
The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,
	2024	2023
Average total assets subject to base management fee(A)	$923,600	$786,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	4,618	3,931
Credits to fees from Adviser - other(B)	(627)	(1,275)
Net base management fee	$3,991	$2,656

Loan servicing fee(B)	2,222	2,172
Credits to base management fee - loan servicing fee(B)	(2,222)	(2,172)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$2,127
Incentive fee – capital gains-based(C)	(3,788)	67
Total incentive fee(B)	$(3,788)	$2,194
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$(3,788)	$2,194
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies. For each of the three months ended June 30, 2024 and 2023, these credits totaled $75 thousand.

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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of June 30, 2024, no capital gains-based incentive fees were contractually due to the Adviser. During the year ended March 31, 2024, $1.1 million capital gains-based incentive fees were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three months ended June 30, 2024, we recorded a reversal of capital gains-based incentive fees of $3.8 million. During the three months ended June 30, 2023, we recorded capital gains-based incentive fees of $0.1 million. As of June 30, 2024 and March 31, 2024, we had accrued capital gains-based incentive fees of $33.0 million and $36.7 million, respectively.
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
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 9, 2024, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2025. Administration fees for each of the three months ended June 30, 2024 and 2023 were $0.5 million.
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
Other Transactions
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. No fees were received by Gladstone Securities from our portfolio companies during the three months ended June 30, 2024. During the three months ended June 30, 2023, the fees received by Gladstone Securities from our portfolio companies totaled $0.3 million.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31,
	2024	2024
Base management and loan servicing fee due to Adviser, net of credits	$2,230	$2,386
Incentive fee due to Adviser(A)	32,954	38,936
Other due to Adviser	77	22
Total fees due to Adviser	35,261	41,344
Fee due to Administrator	878	727
Total related party fees due	$36,139	$42,071
(A)Includes a capital gains-based incentive fee of $33.0 million and $36.7 million as of June 30, 2024 and March 31, 2024, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Co-investment expenses as of both June 30, 2024 and March 31, 2024 were $0.1 million. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities.
NOTE 5. BORROWINGS
Revolving Line of Credit
We, through our wholly-owned subsidiary, Business Investment, are party to a Credit Facility with KeyBank National Association (“KeyBank”), as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. As of June 30, 2024, the Credit Facility provides for maximum borrowings of $200.0 million, with a revolving period end date of October 30, 2026 and a maturity date of October 30, 2028.
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

The following tables summarize noteworthy information related to the Credit Facility:

	As of June 30, 2024	As of March 31, 2024
Commitment amount	$200,000	$200,000
Borrowings outstanding at cost	$63,700	$67,000
Availability(A)	$136,300	$133,000

	For the Three Months Ended June 30,
	2024	2023
Weighted-average borrowings outstanding	$64,746	$43,648
Effective interest rate(B)	10.8%	11.2%
Commitment (unused) fees incurred	$342	$345
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $136.3 million and $133.0 million as of June 30, 2024 and March 31, 2024, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Among other things, the Credit Facility contains a performance guaranty that requires us to maintain: (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $348.7 million as of June 30, 2024; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2024, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $807.5 million, asset coverage on our senior securities representing indebtedness of 216.3%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2024, we were in compliance with all covenants under the Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of both June 30, 2024 and March 31, 2024, the discount rate used to determine the fair value of the Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus 3.25% per annum, plus an unused commitment fee of 1.00%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. As of each of June 30, 2024 and March 31, 2024, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of June 30, 2024 and March 31, 2024 and for the three months ended June 30, 2024 and 2023, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2024	March 31, 2024
Credit Facility	$63,700	$67,000

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended June 30, 2024:
Fair value at March 31, 2024	$67,000
Borrowings	16,300
Repayments	(19,600)
Unrealized appreciation	—
Fair value at June 30, 2024	$63,700

Three Months Ended June 30, 2023
Fair value at March 31, 2023	$35,171
Borrowings	31,800
Repayments	(20,800)
Unrealized depreciation	(11)
Fair value at June 30, 2023	$46,160
The fair value of the collateral under the Credit Facility was $678.9 million and $717.3 million as of June 30, 2024 and March 31, 2024, respectively.
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

The following tables summarize our 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of June 30, 2024 and March 31, 2024:

As of June 30, 2024:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
Notes payable, gross(B)					13,489,500		337,238
Less: Unamortized Discounts							(5,553)
Notes payable, net(C)							$331,685

As of March 31, 2024:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
Notes payable, gross(B)					13,489,500		337,238
Less: Unamortized Discounts							(5,893)
Notes payable, net(C)							$331,345
(A)The 5.00% 2026 Notes and the 4.875% 2028 Notes can be redeemed at our option at any time. The 8.00% 2028 Notes can be redeemed at our option at any time on or after August 1, 2025.
(B)As of June 30, 2024 and March 31, 2024, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 216.3% and 219.0%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of June 30, 2024 was $123.4 million, $122.5 million, and $76.9 million, respectively. The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of March 31, 2024 was $123.9 million, $123.7 million, and $77.3 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes to be Level 1 inputs within the ASC 820 hierarchy.
NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement

On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue all $450.0 million of the securities registered under the registration statement.

On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permitted us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. This registration statement was terminated on April 18, 2024.

Common Equity Offering
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co. B., Riley Securities, Inc. and Virtu Americas LLC (each a “Sales Agent” and, collectively, the "Sales Agents"), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in what is commonly referred to as an “at-the-market” program (the “2024 Common Stock ATM Program”). We did not sell any shares under the 2024 Common Stock ATM Program during the three months ended June 30, 2024. As of June 30, 2024, we had remaining capacity to sell all $75.0 million of common stock under the 2024 Common Stock ATM program.
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “2022 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $50.0 million in what is commonly referred to as an “at-the-market” program (“2022 Common Stock ATM Program”). In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC in order to add B. Riley Securities, Inc. as a 2022 Sales Agent for the 2022 Common Stock ATM Program. We did not sell any shares under the 2022 Common Stock ATM Program, which terminated in connection with our entry into the 2024 Common Stock ATM Program, during either the three months ended June 30, 2024 or 2023.
NOTE 7. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Net (decrease) increase in net assets resulting from operations	$(6,526)	$8,786
Basic and diluted weighted-average common shares	36,688,667	33,591,505
Basic and diluted net (decrease) increase in net assets resulting from operations per weighted-average common share	$(0.18)	$0.26
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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of cash distributions paid to common stockholders during the current calendar year as of June 30, 2024, 67.8% would be from from ordinary income and 32.2% would be from capital gains.

We paid the following cash distributions to our common stockholders for the three months ended June 30, 2024 and 2023:
For the Three Months Ended June 30, 2024:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 9, 2024	April 19, 2024	April 30, 2024	$0.08
April 9, 2024	May 17, 2024	May 31, 2024	0.08
April 9, 2024	June 19, 2024	June 28, 2024	0.08
	Three Months Ended June 30, 2024		$0.24
For the Three Months Ended June 30, 2023:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 11, 2023	April 21, 2023	April 28, 2023	$0.08
April 11, 2023	May 23, 2023	May 31, 2023	0.08
April 11, 2023	June 5, 2023	June 15, 2023	0.12	(A)
April 11, 2023	June 21, 2023	June 30, 2023	0.08
	Three Months Ended June 30, 2023		$0.36
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid were $8.8 million and $12.1 million for the three months ended June 30, 2024 and 2023, respectively.
For the fiscal year ended March 31, 2024, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2024 net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.4 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.
For the three months ended June 30, 2024, we recorded $0.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities. For the three months ended June 30, 2023, we recorded $0.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Capital in excess of par value and Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.
We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. For the year ended March 31, 2024, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2024 and March 31, 2024, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.4 million and $1.0 million as of June 30, 2024 and March 31, 2024, respectively.
Financial Commitments and Obligations
We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of June 30, 2024 and March 31, 2024 to be insignificant.
The following table summarizes the principal balances of unused line of credit as of June 30, 2024 and March 31, 2024, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2024	March 31, 2024
Unused line of credit commitments	$4,997	$2,394
Total	$4,997	$2,394

NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2024	2023
Per Common Share Data:
Net asset value at beginning of period(A)	$13.43	$13.09
Income from investment operations(B)
Net investment income	0.34	0.25
Net realized gain	—	0.03
Net unrealized depreciation	(0.52)	(0.02)
Total income from investment operations	(0.18)	0.26
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.24)	(0.21)
Cash distributions to common stockholders from net realized gains(C)	—	(0.15)
Total from equity capital activity	(0.24)	(0.36)
Other, net(B)(E)	—	—
Net asset value at end of period(A)	$13.01	$12.99

Per common share market value at beginning of period	$14.23	$13.25
Per common share market value at end of period	$13.98	$13.04
Total investment return(F)	(0.08)%	1.12%
Common stock outstanding at end of period(A)	36,688,667	33,591,505

Statement of Assets and Liabilities Data:
Net assets at end of period	$477,380	$436,435
Average net assets(G)	$487,698	$438,966

Senior Securities Data:
Total borrowings, at cost	$400,938	$383,438

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)	8.01%	10.81%
Ratio of net investment income to average net assets – annualized(I)	10.18%	7.69%
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
(H)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 10.34% and 13.95% for the three months ended June 30, 2024 and 2023, respectively.
(I)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets - annualized would have been 7.85% and 4.55% for the three months ended June 30, 2024 and 2023, respectively.

NOTE 11. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES
In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the three months ended June 30, 2024 and 2023.
NOTE 12. SUBSEQUENT EVENTS
Investment Activity
•In July 2024, we invested an additional $18.5 million through secured first lien debt in Nocturne to fund an add-on acquisition.
Distributions and Dividends
In July 2024, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 22, 2024	July 31, 2024	$0.08
August 21, 2024	August 30, 2024	0.08
September 20, 2024	September 30, 2024	0.08
	Total for the Quarter:	$0.24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, elevated interest rates and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, or the general economy, including inflation; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and (12) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 8, 2024 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”). Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of June 30, 2024, our investment portfolio was comprised of 77.0% in debt investments and 23.0% in equity investments, at cost.
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

Business
Portfolio and Investment Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the three months ended June 30, 2024, we exited one portfolio company. From our initial public offering in June 2005 through June 30, 2024, we have invested in 58 companies, excluding investments in syndicated loans, for a total of approximately $1.7 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2024, we had unrecognized, contractual success fees of $46.8 million, or $1.28 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through June 30, 2024, we exited our investments of 32 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $290.2 million in net realized gains and $41.8 million in other income upon exit, for a total increase to our net assets of $332.0 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 32 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution run rate by 100.0% from March 2011 through June 30, 2024, and allowed us to declare and pay 22 supplemental distributions to common stockholders from March 2012 through June 30, 2024.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2026, and currently have a total commitment amount of $200.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2024, we issued the 8.00% 2028 Notes for gross proceeds of $74.8 million and sold 3,097,162 shares of our common stock under our common stock "at-the-market" program ("2022 Common Stock ATM Program") for gross proceeds of approximately $44.5 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” further discussion of our common stock.
Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On June 30, 2024, the closing market price of our common stock was $13.98 per share, representing a 7.5% premium to our net asset value (“NAV”) of $13.01 per share as of June 30, 2024. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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
As of June 30, 2024, our asset coverage ratio on our senior securities representing indebtedness was 216.3%.
Investment Highlights
Investment Activity
During the three months ended June 30, 2024, the following significant transactions occurred:
•In May 2024, our remaining shares in Funko Acquisition Holdings, LLC ("Funko") were sold, representing an exit of our investment in Funko, and resulting in a return of our equity cost basis of $21 thousand and a realized gain of $2 thousand.
Recent Developments
Investment Activity
•In July 2024, we invested an additional $18.5 million through secured first lien debt in Nocturne Luxury Villas, Inc. to fund an add-on acquisition.
Distributions and Dividends
In July 2024, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 22, 2024	July 31, 2024	$0.08
August 21, 2024	August 30, 2024	0.08
September 20, 2024	September 30, 2024	0.08
	Total for the Quarter:	$0.24

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
INVESTMENT INCOME
Interest income	$20,625	$18,393	$2,232	12.1%
Dividend and success fee income	1,553	1,907	(354)	(18.6)%
Total investment income	22,178	20,300	1,878	9.3%

EXPENSES
Base management fee	4,618	3,931	687	17.5%
Loan servicing fee	2,222	2,172	50	2.3%
Incentive fee	(3,788)	2,194	(5,982)	NM
Administration fee	506	522	(16)	(3.1)%
Interest expense	6,480	4,974	1,506	30.3%
Amortization of deferred financing costs and discounts	631	545	86	15.8%
Other	1,944	969	975	100.6%
Expenses before credits from Adviser	12,613	15,307	(2,694)	(17.6)%
Credits to fees from Adviser	(2,849)	(3,447)	598	(17.3)%
Total expenses, net of credits to fees	9,764	11,860	(2,096)	(17.7)%
NET INVESTMENT INCOME	12,414	8,440	3,974	47.1%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain	2	1,155	(1,153)	(99.8)%
Net unrealized (depreciation) appreciation	(18,942)	(809)	(18,133)	NM
Net realized and unrealized (loss) gain	(18,940)	346	(19,286)	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,526)	$8,786	$(15,312)	NM

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	36,688,667	33,591,505	3,097,162	9.2%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.34	$0.25	$0.09	36.0%
Net increase in net assets resulting from operations	$(0.18)	$0.26	$(0.44)	NM
NM - Not meaningful

Investment Income
Total investment income increased $1.9 million, or 9.3%, for the three months ended June 30, 2024, as compared to the prior year period, primarily due to an increase in interest income, partially offset by a decrease in dividend and success fee income.
Interest income from our investments in debt securities increased $2.2 million, or 12.1%, for the three months ended June 30, 2024, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the weighted-average principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2024 was $571.0 million, compared to $495.3 million for the prior year period. This increase was primarily due to the $92.4 million of follow-on debt investments in existing portfolio companies and the origination of $46.8 million of new debt investments after March 31, 2023, partially offset by $31.0 million of pay-offs, restructurings, or write-offs of debt investments and $27.0 million of loans placed on non-accrual status after March 31, 2023, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 14.5% for the three months ended June 30, 2024, compared to 14.7% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period.
As of June 30, 2024, certain of our loans to B+T Group Acquisition, Inc., Diligent Delivery Systems, Edge Adhesives Holdings, Inc. ("Edge"), and J.R. Hobbs Co. – Atlanta, LLC ("J.R. Hobbs") were on non-accrual status, with an aggregate debt cost basis of $86.1 million. As of June 30, 2023, our loans to Edge, J.R. Hobbs and The Mountain Corporation were on non-accrual status, with an aggregate debt cost basis of $66.9 million.
As of June 30, 2024, SFEG Holdings, Inc. ("SFEG") represented 10.3% of the total investment portfolio at fair value. As of March 31, 2024, SFEG represented 10.1% of the total investment portfolio at fair value.
Dividend and success fee income for the three months ended June 30, 2024 decreased $0.4 million, or 18.6%, from the prior year period. During the three months ended June 30, 2024, dividend and success fee income consisted of $1.6 million of success fee income. During the three months ended June 30, 2023, dividend and success fee income consisted of $1.9 million of dividend income.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased $2.1 million, or 17.7%, during the three months ended June 30, 2024, as compared to the prior year period, primarily due to a decrease in incentive fees, partially offset by an increase in interest expense, other expense and base management fee expense and a decrease in credits from the Adviser.
In accordance with GAAP, during the three months ended June 30, 2024, we recorded a $3.8 million reversal of previously accrued capital gains-based incentive fee compared to a capital gains-based incentive fee of $0.1 million during the three months ended June 30, 2023. The capital gains-based incentive fee is a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $2.1 million, for the three months ended June 30, 2024, as compared to the prior year period, primarily due to a decrease in pre-incentive fee net investment income and an increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2024	2023
Average total assets subject to base management fee(A)	$923,600	$786,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	$4,618	$3,931
Credits to fees from Adviser - other(B)	(627)	(1,275)
Net base management fee	$3,991	$2,656

Loan servicing fee(B)	$2,222	$2,172
Credits to base management fee - loan servicing fee(B)	(2,222)	(2,172)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$2,127
Incentive fee – capital gains-based(C)	(3,788)	67
Total incentive fee(B)	$(3,788)	$2,194
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$(3,788)	$2,194
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
Interest expense increased $1.5 million, or 30.3%, during the three months ended June 30, 2024, as compared to the prior year period, primarily due to interest expense related to the 8.00% 2028 Notes issued in May 2023 and increased borrowings on the Credit Facility, partially offset by a decrease in the effective interest rate. The weighted-average balance outstanding under the Credit Facility during the three months ended June 30, 2024 was $64.7 million, compared to $43.6 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended June 30, 2024 was 10.8%, as compared to 11.2% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of the decrease in the unused fee associated with the undrawn portion of the Credit Facility, partially offset by an increase in interest rates.
Other expenses increased $1.0 million, or 100.6%, during the three months ended June 30, 2024, as compared to the prior year period, due to an increase in bad debt expense.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
UPB Acquisition, Inc.	$—	$3,967	$—	$3,967
Ginsey Home Solutions, Inc.	—	3,475	—	3,475
The E3 Company, LLC	—	2,646	—	2,646
Old World Christmas, Inc.	—	1,531	—	1,531
Dema/Mai Holdings, Inc.	—	1,073	—	1,073
PSI Molded Plastics, Inc.	—	(876)	—	(876)
Edge Adhesives Holdings, Inc.	—	(1,443)	—	(1,443)
Phoenix Doors Systems, Inc.	—	(1,678)	—	(1,678)
Nocturne Luxury Villas, Inc.	—	(1,719)	—	(1,719)
ImageWorks Display and Marketing Group, Inc.	—	(2,607)	—	(2,607)
Horizon Facilities Service, Inc.	—	(6,411)	—	(6,411)
Nth Degree Investment Group, LLC	—	(7,195)	—	(7,195)
Mason West, LLC	—	(9,201)	—	(9,201)
Other, net (<$1.0 million, net)	2	(508)	4	(502)
Total	$2	$(18,946)	$4	$(18,940)

	Three Months Ended June 30, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nth Degree Investment Group, LLC	$—	$7,051	$—	$7,051
Galaxy Technologies Holdings, Inc.	—	3,481	—	3,481
SFEG Holdings, Inc.	—	2,986	—	2,986
Mason West, LLC	—	2,945	—	2,945
Brunswick Bowling Products, Inc.	—	2,598	—	2,598
Nocturne Luxury Villas, Inc.	—	2,472	—	2,472
The Maids International, LLC	—	1,946	—	1,946
Educators Resources, Inc.	—	1,021	—	1,021
Counsel Press Inc.	—	1,009	—	1,009
Old World Christmas, Inc.	273	(2,169)	—	(1,896)
B+T Group Acquisition, Inc.	—	(2,187)	—	(2,187)
Horizon Facilities Services, Inc.	—	(5,915)	—	(5,915)
Schylling, Inc.	—	(6,954)	—	(6,954)
ImageWorks Display and Marketing Group, Inc.	—	(8,884)	—	(8,884)
Other, net (<$1.0 million, net)	882	(127)	(93)	662
Total	$1,155	$(727)	$(93)	$335
Net Realized Gain (Loss)
During the three months ended June 30, 2024, we recorded net realized gains on investments of $2 thousand, primarily due to the realized gain from the exit of Funko. During the three months ended June 30, 2023, we recorded net realized gains on investments of $1.2 million, primarily due to $0.9 million of realized gains related to a prior period exit and a $0.3 million realized gain from the recapitalization of Old World Christmas, Inc.

Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation of investments of $18.9 million for the three months ended June 30, 2024 was primarily due to a decrease in transaction multiples used to estimate the fair value of certain of our portfolio companies and a decrease in performance of certain of our portfolio companies. These decreases were partially offset by increased performance of certain of our other portfolio companies.
Net unrealized depreciation of investments of $0.8 million for the three months ended June 30, 2023 was primarily due to decreased performance of certain of our portfolio companies. These amounts were partially offset by increased performance of certain of our other portfolio companies and an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies.
Across our entire investment portfolio, we recorded net unrealized depreciation of $10.1 million on our debt positions and net unrealized depreciation of $8.8 million on our equity positions for the three months ended June 30, 2024. As of June 30, 2024, the fair value of our investment portfolio was more than the cost basis by $47.3 million, as compared to March 31, 2024, when the fair value of our investment portfolio was more than the cost basis by $66.2 million, representing net unrealized depreciation of $18.9 million for the three months ended June 30, 2024. Our entire portfolio had a fair value of 105.5% of cost as of June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2024 was $12.3 million compared to net cash used in operating activities of $36.4 million for the three months ended June 30, 2023. This change was primarily due to a decrease in purchases of investments.
Purchases of investments were $0.6 million during the three months ended June 30, 2024, compared to $48.0 million during the three months ended June 30, 2023. Aggregate net proceeds from the sale and recapitalization of investments totaled $3.0 million during the three months ended June 30, 2024, compared to $1.8 million during the three months ended June 30, 2023.
As of June 30, 2024, we had equity investments in and/or loans to 23 portfolio companies with an aggregate cost basis of $851.9 million. As of June 30, 2023, we had equity investments in and/or loans to 25 portfolio companies with an aggregate cost basis of $768.0 million.
The following table summarizes our total portfolio investment activity during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Beginning investment portfolio, at fair value	$920,504	$753,543
New investments	—	15,275
Disbursements to existing portfolio companies	598	32,700
Unscheduled principal repayments	(3,000)	—
Net proceeds from sale and recapitalization of investments	(24)	(1,775)
Net realized gain on investments	2	1,155
Net unrealized depreciation of investments	(18,946)	(727)
Reversal of net unrealized depreciation (appreciation) of investments	4	(93)
Ending investment portfolio, at fair value	$899,138	$800,078

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2024:

Amount
For the remaining nine months ending March 31, 2025	$72,270
For the fiscal years ending March 31:
2026	206,310
2027	185,775
2028	66,231
2029	100,394
Thereafter	25,000
Total contractual repayments	$655,980
Investments in equity securities	195,886
Total cost basis of investments held as of June 30, 2024:	$851,866

Financing Activities
Net cash used in financing activities for the three months ended June 30, 2024 was $12.4 million, which consisted primarily of $8.8 million in distributions to common stockholders, $3.3 million of net repayments under the Credit Facility and $0.2 million of deferred financing and offering costs.
Net cash provided by financing activities for the three months ended June 30, 2023 was $71.0 million, which consisted primarily of $74.8 million of gross proceeds from the issuance of our 8.00% 2028 Notes and $11.0 million of net borrowings under the Credit Facility, partially offset by $12.1 million in distributions to common stockholders and $2.7 million of deferred financing and offering costs.
Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the three months from April through June 2024. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in July 2024.
For the fiscal year ended March 31, 2024, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2024, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.4 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2024, we recorded $0.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions and Capital in excess of par value. For the three months ended June 30, 2024, we recorded $0.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Overdistributed net investment income and decreased Capital in excess of par value.
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

Equity
Registration Statement
On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue all $450.0 million of the securities registered under the registration statement.

On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permitted us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. This registration statement was terminated on April 18, 2024.
Common Stock
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $75.0 million in what is commonly referred to as an "at-the-market" program (the "2024 Common Stock ATM Program"). There were no shares sold under the 2024 Common Stock ATM Program during the three months ended June 30, 2024. As of June 30, 2024, we had remaining capacity under the 2024 Common Stock ATM Program to sell all $75.0 million.

In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “2022 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million in what is commonly referred to as an "at-the-market" program (the "2022 Common Stock ATM Program"). In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC in order to add B. Riley Securities, Inc. as a 2022 Sales Agent for the 2022 Common Stock ATM Program. The 2022 Common Stock ATM Program terminated in connection with our entry into the 2024 Common Stock ATM Program.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. As of June 30, 2024, the closing market price of our common stock was $13.98 per share, representing a 7.5% premium to our NAV per share of $13.01 as of June 30, 2024.
Revolving Line of Credit

We, through our wholly-owned subsidiary, Business Investment, are party to a Credit Facility with KeyBank National Association (“KeyBank”), as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. As of June 30, 2024, the Credit Facility provides for maximum borrowings of $200.0 million, with a revolving period end date of October 30, 2026 and a maturity date of October 30, 2028.

As of June 30, 2024, advances under the Credit Facility generally bore interest at 30-day Term SOFR, subject to a floor of 0.35%, plus 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter with a SOFR credit spread adjustment of 10 basis points. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount.

At June 30, 2024, we had $63.7 million of borrowings outstanding on the Credit Facility and as of the date of this report, we had $86.3 million outstanding under the Credit Facility.
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
Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $348.7 million as of June 30, 2024, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2024, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $807.5 million, asset coverage on our senior securities representing indebtedness of 216.3%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2024, we had availability, after adjustments for various constraints based on collateral quality, of $136.3 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.
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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2024 and March 31, 2024, we had unrecognized, contractual off-balance sheet success fee receivables of $46.8 million and $44.9 million (or approximately $1.28 and $1.23 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of June 30, 2024 to be insignificant.
The following table shows our contractual obligations as of June 30, 2024, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$63,700	$—	$—	$63,700	$—
Notes payable	337,238	—	127,938	209,300	—
Interest payments on obligations(C)	95,101	25,864	44,373	24,864	—
Total	$496,039	$25,864	$172,311	$297,864	$—
(A)Excludes unused line of credit commitments to our portfolio companies in the aggregate principal of $5.0 million.
(B)Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on the Credit Facility, 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2024.
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
The following table reflects risk ratings for all loans in our portfolio as of June 30, 2024 and March 31, 2024:

Rating	June 30, 2024	March 31, 2024
Highest	9.0	9.0
Average	6.5	6.6
Weighted-average	7.0	6.9
Lowest	3.0	3.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both June 30, 2024 and March 31, 2024.
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
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and up to approximately 10% at fixed rates. As of June 30, 2024 and March 31, 2024, all of our variable-rate loans have rates associated with the current 30-day SOFR rate, and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	June 30, 2024	March 31, 2024
Variable rates with a floor	100.0%	100.0%
Fixed rates	—	—%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended June 30, 2024 from those included in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2024 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC on May 8, 2024. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement.”

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2024 and March 31, 2024, (ii) the Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the three months ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and 2023, (v) the Consolidated Schedules of Investments as of June 30, 2024 and March 31, 2024, and (vi) the Notes to Consolidated Financial Statements.

All other exhibits for which provision is made in the applicable regulations of the SEC are not required under the related instruction or are inapplicable and therefore have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Rachael Easton
Rachael Easton
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Date: August 5, 2024