Form 10-Q
period 2024-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2024-11-07
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 6, 2024 was 36,688,667.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2024	March 31, 2024
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $561,778 and $544,799, respectively)	$627,240	$622,233
Affiliate investments (Cost of $260,960 and $292,082, respectively)	225,497	295,366
Control investments (Cost of $17,409 and $17,409, respectively)	570	2,905
Cash and cash equivalents	2,025	2,460
Restricted cash and cash equivalents	649	760
Interest receivable	6,907	7,627
Due from administrative agent	2,556	3,427
Deferred financing costs, net	1,359	1,643
Other assets, net	1,977	1,662
TOTAL ASSETS	$868,780	$938,083

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $8,900 and $67,000, respectively)	$8,900	$67,000
Notes payable, net	332,135	331,345
Total borrowings	341,035	398,345
Accounts payable and accrued expenses	1,772	732
Interest payable	3,241	3,465
Fees due to Adviser(A)	37,460	41,344
Fee due to Administrator(A)	566	727
Distributions payable	25,682	—
Other liabilities	649	759
TOTAL LIABILITIES	$410,405	$445,372
Commitments and contingencies(B)
NET ASSETS	$458,375	$492,711

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 36,688,667 and 36,688,667 shares issued and outstanding, respectively	$37	$37
Capital in excess of par value	443,900	444,706
Cumulative net unrealized appreciation of investments	13,160	66,214
Overdistributed net investment income	(16,660)	(19,562)
Accumulated net realized gain in excess of distributions	17,938	1,316
Total distributable earnings	14,438	47,968
TOTAL NET ASSETS	$458,375	$492,711

NET ASSET VALUE PER SHARE	$12.49	$13.43
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$15,105	$13,626	$29,647	$26,116
Affiliate investments	5,834	6,318	11,874	11,934
Cash and cash equivalents	57	333	100	620
Total interest income	20,996	20,277	41,621	38,670
Dividend income
Non-Control/Non-Affiliate investments	1,419	—	1,419	—
Affiliate investments	—	—	—	1,907
Total dividend income	1,419	—	1,419	1,907
Success fee income
Non-Control/Non-Affiliate investments	—	—	1,553	—
Affiliate investments	150	—	150	—
Total success fee income	150	—	1,703	—
Total investment income	$22,565	$20,277	$44,743	$40,577

EXPENSES
Base management fee(A)	$4,447	$4,341	$9,065	$8,272
Loan servicing fee(A)	2,194	2,325	4,416	4,497
Incentive fee(A)	2,232	11,540	(1,556)	13,734
Administration fee(A)	567	334	1,073	856
Interest expense on borrowings	6,399	6,104	12,879	11,078
Amortization of deferred financing costs and discounts	629	574	1,260	1,119
Professional fees	481	335	811	619
Other general and administrative expenses	1,188	828	2,802	1,513
Expenses before credits from Adviser	18,137	26,381	30,750	41,688
Credits to base management fee – loan servicing fee(A)	(2,194)	(2,325)	(4,416)	(4,497)
Credits to fees from Adviser - other(A)	(669)	(2,049)	(1,296)	(3,324)
Total expenses, net of credits to fees	15,274	22,007	25,038	33,867
NET INVESTMENT INCOME (LOSS)	$7,291	$(1,730)	$19,705	$6,710

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain:
Non-Control/Non-Affiliate investments	$19	$289	$21	$289
Affiliate investments	42,284	—	42,284	273
Control investments	—	—	—	882
Total net realized gain	42,303	289	42,305	1,444
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	464	46,367	(11,970)	49,795
Affiliate investments	(33,684)	2,378	(38,749)	(1,777)
Control investments	(892)	—	(2,335)	(93)
Other	—	52	—	63
Total net unrealized (depreciation) appreciation	(34,112)	48,797	(53,054)	47,988
Net realized and unrealized gain (loss)	8,191	49,086	(10,749)	49,432

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,482	$47,356	$8,956	$56,142

BASIC AND DILUTED PER COMMON SHARE:
Net investment income (loss)	$0.20	$(0.05)	$0.54	$0.20
Net increase in net assets resulting from operations	$0.42	$1.40	$0.24	$1.67

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	36,688,667	33,817,214	36,688,667	33,704,976
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2024	2023
NET ASSETS, MARCH 31	$492,711	$439,742
OPERATIONS
Net investment income	12,414	8,440
Net realized gain on investments	2	1,155
Net unrealized depreciation of investments	(18,942)	(820)
Net unrealized depreciation of other	—	11
Net (decrease) increase in net assets from operations	(6,526)	8,786
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.24 and $0.21 per share, respectively)	(8,805)	(7,069)
Distributions to common stockholders from net realized gains ($0.00 and $0.15 per share, respectively)	—	(5,024)
Net decrease in net assets from distributions	(8,805)	(12,093)
CAPITAL ACTIVITY
Issuance of common stock	—	—
Discounts, commissions, and offering costs for issuance of common stock	—	—
Net increase in net assets from capital activity	—	—
NET DECREASE IN NET ASSETS	(15,331)	(3,307)
NET ASSETS, JUNE 30	$477,380	$436,435
OPERATIONS
Net investment income (loss)	$7,291	$(1,730)
Net realized gain on investments	42,303	289
Net unrealized (depreciation) appreciation of investments	(34,112)	48,745
Net unrealized depreciation of other	—	52
Net increase in net assets from operations	15,482	47,356
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.24 and $0.20 per share, respectively)	(8,805)	(6,665)
Distributions to common stockholders from net realized gains ($0.70 and $0.16 per share, respectively)(B)	(25,682)	(5,519)
Net decrease in net assets from distributions	(34,487)	(12,184)
CAPITAL ACTIVITY
Issuance of common stock	—	4,121
Discounts, commissions, and offering costs for issuance of common stock	—	(62)
Net increase in net assets from capital activity	—	4,059
NET (DECREASE) INCREASE IN NET ASSETS	(19,005)	39,231
NET ASSETS, SEPTEMBER 30	$458,375	$475,666
(A)Refer to Note 8 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Includes $0.70 per common share of distributions declared and unpaid as of September 30, 2024, as such distribution was a supplemental distribution declared on September 17, 2024 with a record date of October 4, 2024 and a pay date of October 15, 2024.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$8,956	$56,142
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(20,098)	(114,788)
Principal repayments of investments	28,000	—
Net proceeds from the sale and recapitalization of investments	48,546	1,775
Net realized gain on investments	(42,305)	(1,444)
Net unrealized depreciation (appreciation) of investments	53,054	(47,925)
Net unrealized appreciation of other	—	(63)
Amortization of deferred financing costs and discounts	1,260	1,119
Bad debt expense, net of recoveries	1,045	(111)
Changes in assets and liabilities:
Increase in interest receivable	(109)	(1,996)
Decrease in due from administrative agent	871	787
Increase in other assets, net	(290)	(6)
Increase in accounts payable and accrued expenses	1,040	593
(Decrease) increase in interest payable	(224)	1,182
(Decrease) increase in fees due to Adviser(A)	(3,991)	8,264
Decrease in fee due to Administrator(A)	(161)	(327)
(Decrease) increase in other liabilities	(110)	213
Net cash provided by (used in) operating activities	75,484	(96,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	4,121
Discounts, commissions, and offering costs for issuance of common stock	—	(46)
Proceeds from line of credit	47,800	127,000
Repayments on line of credit	(105,900)	(82,900)
Proceeds from issuance of notes payable	—	74,750
Deferred financing and offering costs	(320)	(2,729)
Distributions paid to common stockholders	(17,610)	(24,277)
Net cash (used in) provided by financing activities	(76,030)	95,919

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(546)	(666)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	3,220	3,248

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$2,674	$2,582

CASH PAID FOR INTEREST	$12,442	$9,232

NON-CASH FINANCING ACTIVITY:
Distributions payable	$25,682	$—
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 136.8%
Secured First Lien Debt – 70.4%
Buildings and Real Estate – 8.3%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 15.8% Cash, Due 7/2027)(J)	$38,250	$38,250	$38,250

Diversified/Conglomerate Manufacturing – 1.1%
Phoenix Door Systems, Inc. – Line of Credit, $200 available (SOFR+7.0%, 11.8% Cash (0.3% Unused Fee), Due 9/2026)(J)	2,750	2,750	2,750
Phoenix Door Systems, Inc. – Term Debt (SOFR+11.0%, 15.8% Cash, Due 9/2026)(J)	3,200	3,200	2,234
		5,950	4,984
Diversified/Conglomerate Services – 14.1%
Horizon Facilities Services, Inc. – Term Debt (SOFR+7.5%, 12.3% Cash, Due 6/2026)(J)	57,700	57,700	39,536
Mason West, LLC – Term Debt (SOFR+10.0%, 14.8% Cash, Due 7/2025)(J)	25,250	25,250	25,250
		82,950	64,786
Healthcare, Education, and Childcare – 4.4%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 15.3% Cash, Due 3/2025)(J)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.1%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 14.8% Cash, Due 1/2026)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 14.8% Cash, Due 1/2026)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 14.8% Cash, Due 11/2025)(J)	12,200	12,200	12,200
		36,750	36,750
Hotels, Motels, Inns, and Gaming – 17.8%
Nocturne Luxury Villas, Inc. – Line of Credit, $4,000 available (SOFR+8.0%, 12.8% Cash, Due 6/2025)(J)	2,000	2,000	2,000
Nocturne Luxury Villas, Inc. – Term Debt (SOFR+10.5%, 14.5% Cash, Due 6/2026)(J)(O)	79,600	79,600	79,600
		81,600	81,600
Leisure, Amusement, Motion Pictures, and Entertainment – 6.1%
Schylling, Inc. – Term Debt (SOFR+11.0%, 15.8% Cash, Due 9/2027)(J)	27,981	27,981	27,981

Oil and Gas – 7.6%
The E3 Company, LLC – Line of Credit, $1,000 available (SOFR+5.5%, 10.3% Cash, Due 2/2025)(J)	1,000	1,000	1,000
The E3 Company, LLC – Term Debt (SOFR+9.0%, 13.8% Cash, Due 9/2028)(J)	33,750	33,750	33,750
		34,750	34,750

Printing and Publishing – 2.9%
Home Concepts Acquisition, Inc. – Line of Credit, $500 available (SOFR+6.0%, 10.8% Cash, Due 11/2024)(J)	1,500	1,500	1,500
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 13.8% Cash, Due 5/2028)(J)	12,000	12,000	12,000
		13,500	13,500

Total Secured First Lien Debt		$341,731	$322,601

Secured Second Lien Debt – 20.2%
Aerospace and Defense – 5.6%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 8.9% Cash, Due 10/2026)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 11.8% Cash, Due 10/2026)(J)	18,796	18,796	18,796
		25,696	25,696
Cargo Transport – 2.7%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 13.8% Cash, Due 10/2024)(G)(I)	13,000	13,000	12,408

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 11.9%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(J)	54,644	54,644	54,644

Total Secured Second Lien Debt		$93,340	$92,748

Preferred Equity – 36.6%
Buildings and Real Estate – 5.1%
Dema/Mai Holdings, Inc. - Preferred Stock(C)(J)	21,000	$21,000	$23,499

Diversified/Conglomerate Services – 2.4%
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	—
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	11,145
		11,206	11,145
Healthcare, Education, and Childcare – 6.6%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	30,140

Home and Office Furnishings, Housewares, and Durable Consumer Products – 10.9%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	46,594
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	3,277
		16,236	49,871
Hotels, Motels, Inns, and Gaming – 3.8%
Nocturne Luxury Villas, Inc. – Preferred Stock(C)(J)	6,600	6,600	17,252

Leisure, Amusement, Motion Pictures, and Entertainment – 3.1%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	14,400

Oil and Gas – 4.7%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	21,629

Printing and Publishing – 0.0%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	—

Total Preferred Equity		$82,110	$167,936

Common Equity/Equivalents – 9.6%
Aerospace and Defense – 1.3%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$6,125

Cargo Transport – 0.0%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	500	—

Diversified/Conglomerate Manufacturing – 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 8.3%
SFEG Holdings, Inc. – Common Stock(C)(J)	18,721	30,746	37,830

Total Common Equity/Equivalents		$44,597	$43,955

Total Non-Control/Non-Affiliate Investments		$561,778	$627,240

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
AFFILIATE INVESTMENTS(M) – 49.3%
Secured First Lien Debt – 32.0%
Diversified/Conglomerate Services – 17.1%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 15.8% Cash, Due 11/2025)(J)	22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (SOFR+6.0%, 10.8% Cash, Due 6/2025)(G)(J)	5,000	5,000	2,818
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (SOFR+6.0%, 10.8% Cash, Due 6/2025)(G)(J)	16,500	16,500	9,298
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 15.1% Cash, Due 6/2025)(G)(J)	26,000	26,000	14,651
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.8% Cash, Due 6/2025)(G)(J)	2,438	2,438	1,375
The Maids International, LLC – Term Debt (SOFR+10.5%, 15.3% Cash, Due 3/2025)(J)	28,560	28,560	28,560
		100,498	78,702
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.4%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 14.3% Cash, Due 12/2025)(J)	43,000	43,000	43,000

Mining, Steel, Iron and Non-Precious Metals – 4.0%
UPB Acquisition, Inc. – Term Debt (SOFR+10.0%, 14.8% Cash, Due 7/2026)(J)	18,250	18,250	18,250

Telecommunications – 1.5%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	3,080	3,080	3,080
B+T Group Acquisition, Inc.(K) – Line of Credit, $297 available (SOFR+2.0%, 7.0% Cash, Due 6/2025)(G)(J)	753	753	753
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	14,000	14,000	2,524
		17,833	6,357

Total Secured First Lien Debt		$179,581	$146,309

Secured Second Lien Debt – 4.1%
Chemicals, Plastics, and Rubber – 4.1%
PSI Molded Plastics, Inc. – Term Debt (SOFR+5.5%, 10.3% Cash, Due 1/2026)(J)	$26,618	$26,618	$18,596

Total Secured Second Lien Debt		$26,618	$18,596

Preferred Equity – 13.2%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	158,598	$19,730	$—

Diversified/Conglomerate Services – 2.2%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	3,269
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	6,677
		24,309	9,946
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.7%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	35,373

Mining, Steel, Iron and Non-Precious Metals – 3.3%
UPB Acquisition, Inc. - Preferred Stock(C)(J)	6,000	6,000	15,273

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$54,761	$60,592
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Common Equity/Equivalents – 0.0%
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$—	$—

Total Affiliate Investments		$260,960	$225,497

CONTROL INVESTMENTS(N) – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 10.3% Cash, Due 8/2026)(G)(J)	9,210	$9,210	$570

Total Secured First Lien Debt		$9,210	$570

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Total Preferred Equity		$8,199	$—

Total Control Investments		$17,409	$570

TOTAL INVESTMENTS – 186.2%		$840,147	$853,307

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $648.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30 day Secured Overnight Financing Rate ("SOFR"), which was 4.8% as of September 30, 2024. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2024.
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Preferred Equity – 33.0%
Buildings and Real Estate – 4.5%
Dema/Mai Holdings, Inc. – Preferred Stock(C)(J)	21,000	$21,000	$22,181

Diversified/Conglomerate Services – 4.0%
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	—
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	19,759
		11,206	19,759
Healthcare, Education, and Childcare – 6.0%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	29,638

Home and Office Furnishings, Housewares, and Durable Consumer Products – 10.1%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	48,759
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	891
		16,236	49,650
Hotels, Motels, Inns, and Gaming – 2.5%
Nocturne Luxury Villas, Inc. – Preferred Stock (C)(J)	6,600	6,600	12,266

Leisure, Amusement, Motion Pictures, and Entertainment – 2.3%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	11,369

Oil and Gas – 3.3%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	16,421

Printing and Publishing – 0.3%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	1,238

Total Preferred Equity		$82,110	$162,522

Common Equity/Equivalents – 8.5%
Aerospace and Defense – 0.7%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$3,368

Cargo Transport – 0.1%
Diligent Delivery Systems – Common Stock Warrants(C)(Q)	8%	500	500

Diversified/Conglomerate Manufacturing– 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 7.7%
SFEG Holdings, Inc. – Common Stock(C)(J)	18,721	30,746	38,137

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(K) – Common Units(C)(O)	4,239	21	18

Total Common Equity/Equivalents		$44,618	$42,023

Total Non-Control/Non-Affiliate Investments		$544,799	$622,233
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
AFFILIATE INVESTMENTS(M) – 59.9%
Secured First Lien Debt – 30.0%
Diversified/Conglomerate Services – 15.7%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 16.3% Cash, Due 11/2025)(J)	$22,000	$22,000	$22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (SOFR+6.0%, 11.3% Cash, Due 6/2025)(G)(J)	5,000	5,000	2,682
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 11.3% Cash, Due 6/2025) (G)(J)	16,500	16,500	8,852
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 15.6% Cash, Due 6/2025) (G)(J)	26,000	26,000	13,949
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 11.3% Cash, Due 6/2025) (G)(J)	2,438	2,438	1,308
The Maids International, LLC – Term Debt (SOFR+10.5%, 15.8% Cash, Due 3/2025)(J)	28,560	28,560	28,560
		100,498	77,351
Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.7%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 14.8% Cash, Due 12/2025)(J)	43,000	43,000	43,000

Mining, Steel, Iron and Non-Precious Metals Total – 3.7%
Utah Pacific Bridge & Steel, Ltd. – Term Debt (SOFR+10.0%, 15.3% Cash, Due 7/2026)(J)	18,250	18,250	18,250

Telecommunications – 1.9%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.3% Cash, Due 12/2026)(J)	3,080	3,080	3,080
B+T Group Acquisition, Inc.(K) – Line of Credit, $394 available (SOFR+2.0%, 7.3% Cash, Due 6/2025)(J)	656	656	656
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.3% Cash, Due 12/2026)(J)	14,000	14,000	5,266
		17,736	9,002

Total Secured First Lien Debt		$179,484	$147,603

Secured Second Lien Debt – 9.2%
Chemicals, Plastics, and Rubber – 4.1%
PSI Molded Plastics, Inc. – Term Debt (SOFR+5.5%, 10.8% Cash, Due 1/2026)(J)	$26,618	$26,618	$20,363

Diversified/Conglomerate Services – 5.1%
Nth Degree Investment Group, LLC – Term Debt (SOFR+8.5%, 13.8% Cash, Due 6/2029)(I)	25,000	25,000	25,000

Total Secured Second Lien Debt		$51,618	$45,363

Preferred Equity – 10.3%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	158,598	$19,730	$—

Diversified/Conglomerate Services – 1.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	2,607
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	5,426
		24,309	8,033

Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.2%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	30,638

Mining, Steel, Iron and Non-Precious Metals – 2.5%
Utah Pacific Bridge & Steel, Ltd. - Preferred Stock(C)(J)	6,000	6,000	12,287

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$54,761	$50,958
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
SEPTEMBER 30, 2024
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of September 30, 2024, our investment portfolio was comprised of 77.4% in debt investments and 22.6% in equity investments, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2024 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2025 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC on May 8, 2024.
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
Valuation Techniques
In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:
•Total Enterprise Value — In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA multiples obtained from our indexing methodology whereby the original transaction EBITDA multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries; and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments. When there is equity value or sufficient TEV to cover the principal balance of our debt securities, the fair value of our senior secured debt generally equals or approximates cost.
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2024, our loans to B+T Group Acquisition, Inc., Diligent Delivery Systems, Edge Adhesives Holdings, Inc. ("Edge"), and J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) were on non-accrual status, with an aggregate debt cost basis of $90.0 million, or 13.8% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $47.5 million, or 8.2% of the fair value of all debt investments in our portfolio. As of March 31, 2024, our loans to Edge and J.R. Hobbs were on non-accrual status, with an aggregate debt cost basis of $59.1 million, or 9.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $29.7 million, or 4.8% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. As of September 30, 2024 and March 31, 2024, we did not have any loans with a PIK interest component.
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
As of September 30, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy. As of March 31, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three and six months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and March 31, 2024, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2024:
Secured first lien debt	$469,480	$—	$—	$469,480
Secured second lien debt	111,344	—	—	111,344
Preferred equity	228,528	—	—	228,528
Common equity/equivalents	43,955	—	—	43,955
Total Investments as of September 30, 2024	$853,307	$—	$—	$853,307

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2024:
Secured first lien debt	$474,856	$—	$—		$474,856
Secured second lien debt	138,703	—	—		138,703
Preferred equity	213,480	—	—		213,480
Common equity/equivalents	93,465	—	18	(A)	93,447
Total Investments as of March 31, 2024	$920,504	$—	$18		$920,486
(A)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko could be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of September 30, 2024 and March 31, 2024, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	September 30, 2024	March 31, 2024
Non-Control/Non-Affiliate Investments
Secured first lien debt	$322,601	$324,348
Secured second lien debt	92,748	93,340
Preferred equity	167,936	162,522
Common equity/equivalents(A)	43,955	42,005
Total Non-Control/Non-Affiliate Investments	627,240	622,215

Affiliate Investments
Secured first lien debt	146,309	147,603
Secured second lien debt	18,596	45,363
Preferred equity	60,592	50,958
Common equity/equivalents	—	51,442
Total Affiliate Investments	225,497	295,366

Control Investments
Secured first lien debt	570	2,905
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	—	—
Total Control Investments	570	2,905

Total investments at fair value using Level 3 inputs	$853,307	$920,486
(A)Excludes our investment in Funko as of March 31, 2024 with a fair value of $18 thousand, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of September 30, 2024 and March 31, 2024. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	September 30, 2024	March 31, 2024			September 30, 2024	March 31, 2024
Secured first lien debt	$469,480	$474,856	TEV	EBITDA multiple	4.3x – 8.1x / 6.4x	4.2x – 8.8x / 6.4x
				EBITDA	$1,010 – $22,396 / $11,317	$1,091 – $23,547 / $10,509
				Revenue multiple	0.2x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$6,336 – $95,392 / $67,530	$31,586 – $93,916 / $77,580
Secured second lien debt	98,936	113,703	TEV	EBITDA multiple	5.2x – 7.0x / 6.4x	5.1x – 15.0x / 7.0x
				EBITDA	$5,363 – $21,194 / $14,203	$5,648 – $23,003 / $14,192
	12,408	25,000	Yield Analysis	Discount Rate	16.9% – 16.9% / 16.9%	13.8% – 13.8% / 13.8%
Preferred equity	228,528	213,480	TEV	EBITDA multiple	4.3x – 8.1x / 6.1x	4.2x – 8.8x / 6.1x
				EBITDA	$2,198 – $22,396 / $10,053	$1,091 – $23,547 / $9,502
				Revenue multiple	0.2x – 0.6x / 0.3x	0.3x – 0.6x / 0.4x
				Revenue	$6,336 – $95,392 / $50,054	$31,586 – $93,916 / $75,099
Common equity/ equivalents(A)	43,955	93,447	TEV	EBITDA multiple	5.1x – 7.6x / 6.4x	5.0x – 15.0x / 6.4x
				EBITDA	$1,010 – $21,194 / $16,912	$1,154 – $63,269 / $23,615
Total	$853,307	$920,486
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and six months ended September 30, 2024 and 2023 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended September 30, 2024:
Fair value as of June 30, 2024	$463,219	$137,827	$212,591	$85,501	$899,138
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	42,284	42,284
Net unrealized appreciation (depreciation)(B)	(13,239)	(1,483)	15,937	2,701	3,916
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	(38,028)	(38,028)
New investments, repayments and settlements(C):
Issuances / originations	19,500	—	—	—	19,500
Settlements / repayments	—	(25,000)	—	—	(25,000)
Sales	—	—	—	(48,503)	(48,503)
Transfers	—	—	—	—	—
Fair value as of September 30, 2024	$469,480	$111,344	$228,528	$43,955	$853,307

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six Months Ended September 30, 2024
Fair value as of March 31, 2024	$474,856	$138,703	$213,480	$93,447	$920,486
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	42,284	42,284
Net unrealized appreciation (depreciation)(B)	(22,474)	(2,359)	15,048	(5,245)	(15,030)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	(38,028)	(38,028)
New investments, repayments and settlements(C):
Issuances / originations	20,098	—	—	—	20,098
Settlements / repayments	(3,000)	(25,000)	—	—	(28,000)
Sales	—	—	—	(48,503)	(48,503)
Transfers	—	—	—	—	—
Fair value as of September 30, 2024	$469,480	$111,344	$228,528	$43,955	$853,307

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended September 30, 2023:
Fair value as of June 30, 2023	$452,215	$104,794	$214,258	$28,780	$800,047
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	889	(2,047)	41,925	7,987	48,754
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	55,400	—	11,413	—	66,813
Settlements / repayments	—	—	—	—	—
Sales	—	—	—	—	—
Transfers	—	—	—	—	—
Fair value as of September 30, 2023	$508,504	$102,747	$267,596	$36,767	$915,614

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six Months Ended September 30, 2023:
Fair value as of March 31, 2023	$437,517	$75,734	$222,585	$17,680	$753,516
Total gain (loss):
Net realized gain (loss)(A)	—	—	273	882	1,155
Net unrealized appreciation (depreciation)(B)	887	2,013	30,323	14,800	48,023
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	(93)	(93)
New investments, repayments and settlements(C):
Issuances / originations	70,100	25,000	14,688	5,000	114,788
Settlements / repayments	—	—	—	—	—
Sales(D)	—	—	(273)	(1,502)	(1,775)
Transfers	—	—	—	—	—
Fair value as of September 30, 2023	$508,504	$102,747	$267,596	$36,767	$915,614
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective three and six months ended September 30, 2024 and 2023.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective three and six months ended September 30, 2024 and 2023.
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
Investment Activity
During the six months ended September 30, 2024, the following significant transactions occurred:
•In May 2024, our remaining shares in Funko were sold representing an exit of our investment in Funko, and resulting in a return of our equity cost basis of $21 thousand and a realized gain of $2 thousand.

•In July 2024, we invested an additional $18.5 million through secured first lien debt in Nocturne Luxury Villas, Inc. ("Nocturne") to fund an add-on acquisition.

•In September 2024, we exited our investment in Nth Degree Investment Group, LLC, which resulted in success fee income of $0.1 million, a realized gain on our preferred equity of $42.3 million and the repayment of our debt investment of $25.0 million.
Investment Concentrations
As of September 30, 2024, our investment portfolio consisted of investments in 22 portfolio companies located in 18 states across 15 different industries with an aggregate fair value of $853.3 million. Our investments in Nocturne, SFEG Holdings, Inc., Old World, Brunswick Bowling Products, Inc. and Dema/Mai Holdings, Inc. represented our five largest portfolio investments at fair value and collectively comprised $402.6 million, or 47.2%, of our total investment portfolio at fair value as of September 30, 2024.
The following table summarizes our investments by security type as of September 30, 2024 and March 31, 2024:

	September 30, 2024				March 31, 2024
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$530,522	63.1%	$469,480	55.0%	$513,425	60.1%	$474,856	51.6%
Secured second lien debt	119,958	14.3%	111,344	13.0%	144,958	16.9%	138,703	15.0%
Total debt	650,480	77.4%	580,824	68.0%	658,383	77.0%	613,559	66.6%

Preferred equity	145,070	17.3%	228,528	26.8%	145,070	17.0%	213,480	23.2%
Common equity/equivalents	44,597	5.3%	43,955	5.2%	50,837	6.0%	93,465	10.2%
Total equity/equivalents	189,667	22.6%	272,483	32.0%	195,907	23.0%	306,945	33.4%
Total investments	$840,147	100.0%	$853,307	100.0%	$854,290	100.0%	$920,504	100.0%
Investments at fair value consisted of the following industry classifications as of September 30, 2024 and March 31, 2024:

	September 30, 2024		March 31, 2024
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Home and Office Furnishings, Housewares, and Durable Consumer Products	$164,994	19.3%	$160,038	17.3%
Diversified/Conglomerate Services	164,579	19.3%	264,535	28.7%
Hotels, Motels, Inns, and Gaming	98,852	11.6%	77,366	8.4%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	92,474	10.8%	92,781	10.1%
Buildings and Real Estate	61,749	7.2%	60,431	6.6%
Oil and Gas	56,379	6.6%	51,171	5.6%
Healthcare, Education, and Childcare	50,140	5.9%	49,638	5.4%
Leisure, Amusement, Motion Pictures, and Entertainment	42,381	5.0%	39,350	4.3%
Mining, Steel, Iron and Non-Precious Metals	33,523	3.9%	30,537	3.3%
Aerospace and Defense	31,821	3.7%	29,064	3.2%
Chemicals, Plastics, and Rubber	18,596	2.2%	20,363	2.2%
Printing and Publishing	13,500	1.6%	14,238	1.5%
Cargo Transport	12,408	1.5%	13,500	1.5%
Telecommunications	6,357	0.7%	9,002	1.0%
Other < 2.0%	5,554	0.7%	8,490	0.9%
Total investments	$853,307	100.0%	$920,504	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of September 30, 2024 and March 31, 2024:

	September 30, 2024		March 31, 2024
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$271,739	31.8%	$346,838	37.7%
West	223,539	26.2%	223,871	24.3%
Northeast	214,844	25.2%	207,870	22.6%
Midwest	143,185	16.8%	141,925	15.4%
Total investments	$853,307	100.0%	$920,504	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2024:

Amount
For the remaining six months ending March 31, 2025	$64,060
For the fiscal years ending March 31:
2026	206,310
2027	213,485
2028	66,231
2029	100,394
Thereafter	—
Total contractual repayments	$650,480
Investments in equity securities	189,667
Total cost basis of investments held as of September 30, 2024:	$840,147
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2024 and March 31, 2024, we had gross receivables from portfolio companies of $2.1 million and $2.2 million, respectively. As of September 30, 2024 and March 31, 2024, the allowance for uncollectible receivables was $1.6 million and $1.4 million, respectively.
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
The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Average total assets subject to base management fee(A)	$889,400	$868,200	$906,500	$827,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%
Base management fee(B)	4,447	4,341	9,065	8,272
Credits to fees from Adviser - other(B)	(669)	(2,049)	(1,296)	(3,324)
Net base management fee	$3,778	$2,292	$7,769	$4,948

Loan servicing fee(B)	2,194	2,325	4,416	4,497
Credits to base management fee - loan servicing fee(B)	(2,194)	(2,325)	(4,416)	(4,497)
Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$594	$1,733	$594	$3,860
Incentive fee – capital gains-based(C)	1,638	9,807	(2,150)	9,874
Total incentive fee(B)	$2,232	$11,540	$(1,556)	$13,734
Credits to fees from Adviser - other(B)	—	—	—	—
Net total incentive fee	$2,232	$11,540	$(1,556)	$13,734
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies. For the three and six months ended September 30,

2024, these credits totaled $77 thousand and $152 thousand, respectively. For the three and six months ended September 30, 2023, these credits totaled $83 thousand and $158 thousand, respectively.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of and for the six months ended September 30, 2024, no capital gains-based incentive fees were contractually due to the Adviser. During the year ended March 31, 2024, $1.1 million capital gains-based incentive fees were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three and six months ended September 30, 2024, we recorded an accrual of capital gains-based incentive fees of $1.6 million and a reversal of capital gains-based incentive fees of $2.2 million, respectively. During the three and six months ended ended September 30, 2023, we recorded capital gains-based incentive fees of $9.8 million and $9.9 million, respectively. As of September 30, 2024 and March 31, 2024, we had accrued capital gains-based incentive fees of $34.6 million and $36.7 million, respectively.
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
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 9, 2024, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2025. Administration fees for the three and six months ended September 30, 2024 were $0.6 million and $1.1 million, respectively. Administration fees for the three and six months ended September 30, 2023 were $0.3 million and $0.9 million, respectively.
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
Other Transactions
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three and six months ended September 30, 2024, the fees received by Gladstone Securities from our portfolio companies totaled $0.2 million. During the three and six months ended months ended September 30, 2023, the fees received by Gladstone Securities from our portfolio companies totaled $0.3 million.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31,
	2024	2024
Base management and loan servicing fee due to Adviser, net of credits	$2,120	$2,386
Incentive fee due to Adviser(A)	35,187	38,936
Other due to Adviser	153	22
Total fees due to Adviser	37,460	41,344
Fee due to Administrator	566	727
Total related party fees due	$38,026	$42,071
(A)Includes a capital gains-based incentive fee of $34.6 million and $36.7 million as of September 30, 2024 and March 31, 2024, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Co-investment expenses as of both September 30, 2024 and March 31, 2024 were $0.1 million. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities.
NOTE 5. BORROWINGS
Revolving Line of Credit
We, through our wholly-owned subsidiary, Business Investment, are party to a Credit Facility with KeyBank National Association (“KeyBank”), as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. As of September 30, 2024, the Credit Facility provides for maximum borrowings of $200.0 million, with a revolving period end date of October 30, 2026 and a maturity date of October 30, 2028.
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

The following tables summarize noteworthy information related to the Credit Facility:

	As of September 30, 2024	As of March 31, 2024
Commitment amount	$200,000	$200,000
Borrowings outstanding at cost	$8,900	$67,000
Availability(A)	$191,100	$133,000

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Weighted-average borrowings outstanding	$60,808	$50,373	$62,766	$46,967
Effective interest rate(B)	11.0%	10.9%	10.9%	11.0%
Commitment (unused) fees incurred	$320	$319	$661	$664
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $191.1 million and $133.0 million as of September 30, 2024 and March 31, 2024, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Among other things, the Credit Facility contains a performance guaranty that requires us to maintain: (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $348.7 million as of September 30, 2024; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2024, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $789.2 million, asset coverage on our senior securities representing indebtedness of 229.3%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2024, we were in compliance with all covenants under the Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of both September 30, 2024 and March 31, 2024, the discount rate used to determine the fair value of the Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus 3.25% per annum, plus an unused commitment fee of 1.00%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. As of each of September 30, 2024 and March 31, 2024, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of September 30, 2024 and March 31, 2024 and for the three and six months ended September 30, 2024 and 2023, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2024	March 31, 2024
Credit Facility	$8,900	$67,000

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended September 30, 2024:
Fair value at June 30, 2024	$63,700
Borrowings	31,500
Repayments	(86,300)
Fair value at September 30, 2024	$8,900

Six Months Ended September 30, 2024
Fair value at March 31, 2024	$67,000
Borrowings	47,800
Repayments	(105,900)
Fair value at September 30, 2024	$8,900

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended September 30, 2023:
Fair value at June 30, 2023	$46,160
Borrowings	95,200
Repayments	(62,100)
Unrealized appreciation (depreciation)	(52)
Fair value at September 30, 2023	$79,208

Six Months Ended September 30, 2023
Fair value at March 31, 2023	$35,171
Borrowings	127,000
Repayments	(82,900)
Unrealized appreciation (depreciation)	(63)
Fair value at September 30, 2023	$79,208
The fair value of the collateral under the Credit Facility was $648.0 million and $717.3 million as of September 30, 2024 and March 31, 2024, respectively.

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
The following tables summarize our 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of September 30, 2024 and March 31, 2024:

As of September 30, 2024:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
Notes payable, gross(B)					13,489,500		337,238
Less: Unamortized Discounts							(5,103)
Notes payable, net(C)							$332,135

As of March 31, 2024:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
Notes payable, gross(B)					13,489,500		337,238
Less: Unamortized Discounts							(5,893)
Notes payable, net(C)							$331,345
(A)The 5.00% 2026 Notes and the 4.875% 2028 Notes can be redeemed at our option at any time. The 8.00% 2028 Notes can be redeemed at our option at any time on or after August 1, 2025.
(B)As of September 30, 2024 and March 31, 2024, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 229.3% and 219.0%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of September 30, 2024 was $126.1 million, $128.3 million, and $77.6 million, respectively. The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of March 31, 2024 was $123.9 million, $123.7 million, and $77.3 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes to be Level 1 inputs within the ASC 820 hierarchy.

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
Common Equity Offering
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co. B., Riley Securities, Inc. and Virtu Americas LLC (each a “Sales Agent” and, collectively, the "Sales Agents"), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in what is commonly referred to as an “at-the-market” program (the “2024 Common Stock ATM Program”). We did not sell any shares under the 2024 Common Stock ATM Program during the three months ended September 30, 2024. As of September 30, 2024, we had remaining capacity to sell all $75.0 million of common stock under the 2024 Common Stock ATM program.
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “2022 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $50.0 million in what is commonly referred to as an “at-the-market” program (“2022 Common Stock ATM Program”). In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC in order to add B. Riley Securities, Inc. as a 2022 Sales Agent for the 2022 Common Stock ATM Program. We did not sell any shares under the 2022 Common Stock ATM Program, which terminated in connection with our entry into the 2024 Common Stock ATM Program on May 14, 2024, during the three and six months ended September 30, 2024.
During the three and six months ended September 30, 2023, we sold 304,170 shares of common stock under the 2022 Common Stock ATM Program, with a weighted-average gross price of $13.55 per share and a weighted-average net price of $13.35 per share after deducting commissions and offering costs borne by us, raising approximately $4.1 million and $4.1 million of gross and net proceeds, respectively. All of these sales were above our then current estimated NAV per share.
NOTE 7. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted-average common share for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net increase in net assets resulting from operations	$15,482	$47,356	$8,956	$56,142
Basic and diluted weighted-average common shares	36,688,667	33,817,214	36,688,667	33,704,976
Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.42	$1.40	$0.24	$1.67

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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of cash distributions paid to common stockholders during the current calendar year as of September 30, 2024, 51.0% would be from from ordinary income and 49.0% would be from capital gains.
We paid the following cash distributions to our common stockholders for the six months ended September 30, 2024 and 2023:
For the Six Months Ended September 30, 2024(A):

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 9, 2024	April 19, 2024	April 30, 2024	$0.08
April 9, 2024	May 17, 2024	May 31, 2024	0.08
April 9, 2024	June 19, 2024	June 28, 2024	0.08
July 9, 2024	July 22, 2024	July 31, 2024	0.08
July 9, 2024	August 21, 2024	August 30, 2024	0.08
July 9, 2024	September 20, 2024	September 30, 2024	0.08
	Six Months Ended September 30, 2024		$0.48
For the Six Months Ended September 30, 2023:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 11, 2023	April 21, 2023	April 28, 2023	$0.08
April 11, 2023	May 23, 2023	May 31, 2023	0.08
April 11, 2023	June 5, 2023	June 15, 2023	0.12	(B)
April 11, 2023	June 21, 2023	June 30, 2023	0.08
July 11, 2023	July 21, 2023	July 31, 2023	0.08
July 11, 2023	August 23, 2023	August 31, 2023	0.08
July 11, 2023	September 7, 2023	September 15, 2023	0.12	(B)
July 11, 2023	September 21, 2023	September 29, 2023	0.08
	Six Months Ended September 30, 2023		$0.72
(A)On September 17, 2024, our Board of Directors also declared a supplemental distribution of $0.70 per common share to stockholders of record on October 4, 2024, which was paid on October 15, 2024.
(B)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared was $43.3 million, of which $17.6 million was paid during the six months ended September 30, 2024, and $25.7 million was paid in October 2024. Aggregate cash distributions to our common stockholders declared and paid was $24.3 million for the six months ended September 30, 2023.

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

For the three months ended September 30, 2024, we recorded $0.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities. For the three months ended September 30, 2023, we recorded $0.5 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Capital in excess of par value and Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.
For the six months ended September 30, 2024, we recorded $0.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities. For the six months ended September 30, 2023, we recorded $0.1 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Capital in excess of par value and Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.
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
NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2024 and March 31, 2024, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.4 million and $1.0 million as of September 30, 2024 and March 31, 2024, respectively.

Financial Commitments and Obligations
We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of September 30, 2024 and March 31, 2024 to be insignificant.
The following table summarizes the principal balances of unused line of credit as of September 30, 2024 and March 31, 2024, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	September 30, 2024	March 31, 2024
Unused line of credit commitments	$5,997	$2,394
Total	$5,997	$2,394
NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Per Common Share Data:
Net asset value at beginning of period(A)	$13.01	$12.99	$13.43	$13.09
Income from investment operations(B)
Net investment income (loss)	0.20	(0.05)	0.54	0.20
Net realized gain	1.15	0.01	1.15	0.04
Net unrealized (depreciation)/appreciation	(0.93)	1.44	(1.45)	1.43
Total income from investment operations	0.42	1.40	0.24	1.67
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.24)	(0.20)	(0.48)	(0.41)
Cash distributions to common stockholders from net realized gains(C)	(0.70)	(0.16)	(0.70)	(0.31)
Total from equity capital activity	(0.94)	(0.36)	(1.18)	(0.72)
Other, net(B)(E)	—	—	—	(0.01)
Net asset value at end of period(A)	$12.49	$14.03	$12.49	$14.03

Per common share market value at beginning of period	$13.98	$13.04	$14.23	$13.25
Per common share market value at end of period	$14.45	$12.74	14.45	12.74
Total investment return(F)	5.17%	0.42%	5.10%	1.54%
Common stock outstanding at end of period(A)	36,688,667	33,895,675	36,688,667	33,895,675

Statement of Assets and Liabilities Data:
Net assets at end of period	$458,375	$475,666	$458,375	$475,666
Average net assets(G)	$471,134	$452,907	$479,416	$445,936

Senior Securities Data:
Total borrowings, at cost	$346,138	$416,538	$346,138	$416,538

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)	12.97%	19.44%	10.45%	15.19%
Ratio of net investment income to average net assets – annualized(I)	6.19%	(1.53)%	8.22%	3.01%
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
(H)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 15.40% and 23.30% for the three months ended September 30, 2024 and 2023, respectively, and 12.83% and 18.70% for the six months ended September 30, 2024 and 2023, respectively.
(I)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets - annualized would have been 3.76% and (5.39)% for the three months ended September 30, 2024 and 2023, respectively, and 5.84% and (0.50)% for the six months ended September 30, 2024 and 2023, respectively.
NOTE 11. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES
In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the six months ended September 30, 2024 and 2023.
NOTE 12. SUBSEQUENT EVENTS
Distributions and Dividends
•In October 2024, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 22, 2024	October 31, 2024	$0.08
November 20, 2024	November 29, 2024	0.08
December 20, 2024	December 31, 2024	0.08
	Total for the Quarter:	$0.24
•On October 15, 2024, we also paid to common stockholders the following supplemental distribution previously declared by our Board of Directors on September 17, 2024:

Record Date	Payment Date	Distribution per Common Share
October 4, 2024	October 15, 2024	$0.70
	Total for the Quarter:	$0.70

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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of September 30, 2024, our investment portfolio was comprised of 77.4% in debt investments and 22.6% in equity investments, at cost.
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

Business
Portfolio and Investment Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the six months ended September 30, 2024, we exited two portfolio companies. From our initial public offering in June 2005 through September 30, 2024, we have invested in 58 companies, excluding investments in syndicated loans, for a total of approximately $1.8 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2024, we had unrecognized, contractual success fees of $50.2 million, or $1.37 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through September 30, 2024, we exited our investments of 32 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $332.5 million in net realized gains and $42.0 million in other income upon exit, for a total increase to our net assets of $374.5 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 32 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution run rate by 100.0% from March 2011 through September 30, 2024, and allowed us to declare 23 and pay 22 supplemental distributions to common stockholders from March 2012 through September 30, 2024.
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
Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On September 30, 2024, the closing market price of our common stock was $14.45 per share, representing a 15.7% premium to our net asset value (“NAV”) of $12.49 per share as of September 30, 2024. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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
As of September 30, 2024, our asset coverage ratio on our senior securities representing indebtedness was 229.3%.
Investment Highlights
Investment Activity
During the six months ended September 30, 2024, the following significant transactions occurred:
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

•In September 2024, we exited our investment in Nth Degree Investment Group, LLC ("Nth Degree"), which resulted in success fee income of $0.1 million, a realized gain on our preferred equity of $42.3 million, and the repayment of our debt investment of $25.0 million.
Distributions and Dividends
•In October 2024, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 22, 2024	October 31, 2024	$0.08
November 20, 2024	November 29, 2024	0.08
December 20, 2024	December 31, 2024	0.08
	Total for the Quarter:	$0.24
•On October 15, 2024, we also paid to common stockholders the following supplemental distribution previously declared by our Board of Directors on September 17, 2024:

Record Date	Payment Date	Distribution per Common Share
October 4, 2024	October 15, 2024	$0.70
	Total for the Quarter:	$0.70

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
INVESTMENT INCOME
Interest income	$20,996	$20,277	$719	3.5%
Dividend and success fee income	1,569	—	1,569	NM
Total investment income	22,565	20,277	2,288	11.3%

EXPENSES
Base management fee	4,447	4,341	106	2.4%
Loan servicing fee	2,194	2,325	(131)	(5.6)%
Incentive fee	2,232	11,540	(9,308)	(80.7)%
Administration fee	567	334	233	69.8%
Interest expense	6,399	6,104	295	4.8%
Amortization of deferred financing costs and discounts	629	574	55	9.6%
Other	1,669	1,163	506	43.5%
Expenses before credits from Adviser	18,137	26,381	(8,244)	(31.2)%
Credits to fees from Adviser	(2,863)	(4,374)	1,511	(34.5)%
Total expenses, net of credits to fees	15,274	22,007	(6,733)	(30.6)%
NET INVESTMENT INCOME (LOSS)	7,291	(1,730)	9,021	NM

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain	42,303	289	42,014	NM
Net unrealized (depreciation) appreciation	(34,112)	48,797	(82,909)	NM
Net realized and unrealized gain	8,191	49,086	(40,895)	(83.3)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,482	$47,356	$(31,874)	(67.3)%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	36,688,667	33,817,214	2,871,453	8.5%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income (loss)	$0.20	$(0.05)	$0.25	NM
Net increase in net assets resulting from operations	$0.42	$1.40	$(0.98)	(70.0)%
NM - Not meaningful

Investment Income
Total investment income increased $2.3 million, or 11.3%, for the three months ended September 30, 2024, as compared to the prior year period, primarily due to an increase in dividend and success fee income and an increase in interest income.
Interest income from our investments in debt securities increased $0.7 million, or 3.5%, for the three months ended September 30, 2024, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the weighted-average principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2024 was $572.8 million, compared to $543.8 million for the prior year period. This increase was primarily due to the $84.2 million of follow-on debt investments in existing portfolio companies and the origination of $34.8 million of new debt investments after June 30, 2023, partially offset by $56.0 million of pay-offs, restructurings, or write-offs of debt investments and $30.8 million of loans placed on non-accrual status after June 30, 2023, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 14.5% for the three months ended September 30, 2024, compared to 14.6% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period.
As of September 30, 2024, our loans to B+T Group Acquisition, Inc. ("B+T"), Diligent Delivery Systems ("Diligent"), Edge Adhesives Holdings, Inc. ("Edge"), and J.R. Hobbs Co. – Atlanta, LLC ("J.R. Hobbs") were on non-accrual status, with an aggregate debt cost basis of $90.0 million. As of September 30, 2023, our loans to Edge, J.R. Hobbs and The Mountain Corporation were on non-accrual status, with an aggregate debt cost basis of $66.9 million.
As of September 30, 2024, Nocturne represented 11.6% and SFEG Holdings, Inc.("SFEG") 10.8% of the total investment portfolio at fair value. As of March 31, 2024, SFEG represented 10.1% of the total investment portfolio at fair value.
Dividend and success fee income for the three months ended September 30, 2024 increased $1.6 million, from the prior year period. During the three months ended September 30, 2024, dividend and success fee income consisted of $1.4 million of dividend income and $0.2 million of success fee income. During the three months ended September 30, 2023, there was no dividend or success fee income.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased $6.7 million, or 30.6%, during the three months ended September 30, 2024, as compared to the prior year period, primarily due to a decrease in incentive fees, partially offset by a decrease in fee credits from the Adviser and an increase in other expense, interest expense, and administration fee expense.
In accordance with GAAP, during the three months ended September 30, 2024, we recorded a $1.6 million capital gains-based incentive fee compared to $9.8 million during the three months ended September 30, 2023. The capital gains-based incentive fee is a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $1.1 million, for the three months ended September 30, 2024, as compared to the prior year period, primarily due to an increase in net assets, which drives the hurdle rate and a decrease in pre-incentive fee net investment income.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2024	2023
Average total assets subject to base management fee(A)	$889,400	$868,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	$4,447	$4,341
Credits to fees from Adviser - other(B)	(669)	(2,049)
Net base management fee	$3,778	$2,292

Loan servicing fee(B)	$2,194	$2,325
Credits to base management fee - loan servicing fee(B)	(2,194)	(2,325)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$594	$1,733
Incentive fee – capital gains-based(C)	1,638	9,807
Total incentive fee(B)	$2,232	$11,540
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$2,232	$11,540
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
Interest expense increased $0.3 million, or 4.8%, during the three months ended September 30, 2024, as compared to the prior year period, primarily due to increased borrowings on the Credit Facility and an increase in the effective interest rate. The weighted-average balance outstanding under the Credit Facility during the three months ended September 30, 2024 was $60.8 million, compared to $50.4 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended September 30, 2024 was 11.0%, as compared to 10.9% in the prior year period. The increase in the effective interest rate on the Credit Facility was primarily a result of higher interest rates during the three months ended September 30, 2024.
Other expenses increased $0.5 million, or 43.5%, during the three months ended September 30, 2024, as compared to the prior year period, due to an increase in bad debt expense, professional fees and tax expense.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nocturne Luxury Villas, Inc.	$—	$6,707	$—	$6,707
Nth Degree Investment Group, LLC	42,284	—	(38,028)	4,256
ImageWorks Display and Marketing Group, Inc.	—	3,269	—	3,269
Old World Christmas, Inc.	—	3,203	—	3,203
Galaxy Technologies Holding, Inc.	—	2,754	—	2,754
Schylling, Inc.	—	2,566	—	2,566
The E3 Company, LLC	—	2,561	—	2,561
The Maids International, LLC	—	1,434	—	1,434
J.R. Hobbs Co. - Atlanta, LLC	—	1,150	—	1,150
Phoenix Doors Systems, Inc.	—	1,095	—	1,095
Edge Adhesives Holdings, Inc.	—	(892)	—	(892)
UPB Acquisition, Inc.	—	(981)	—	(981)
Ginsey Home Solutions, Inc.	—	(1,090)	—	(1,090)
Brunswick Bowling Products, Inc.	—	(2,321)	—	(2,321)
B+T Group Acquisition, Inc	—	(2,839)	—	(2,839)
Horizon Facilities Service, Inc.	—	(11,752)	—	(11,752)
Other, net (<$1.0 million, net)	19	(948)	—	(929)
Total	$42,303	$3,916	$(38,028)	$8,191

	Three Months Ended September 30, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Counsel Press, Inc.	$—	$21,667	$—	$21,667
Educators Resources, Inc.	—	9,542	—	9,542
Mason West, LLC	—	8,745	—	8,745
Brunswick Bowling Products, Inc.	—	5,713	—	5,713
Nth Degree Investment Group, LLC	—	5,626	—	5,626
SFEG Holdings, Inc.	—	3,450	—	3,450
The Maids International, LLC	—	1,801	—	1,801
Utah Pacific Bridge & Steel, Ltd.	—	1,213	—	1,213
Dema/Mai Holdings, Inc.	—	(1,126)	—	(1,126)
ImageWorks Display and Marketing Group, Inc.	—	(1,392)	—	(1,392)
Schylling, Inc.	—	(1,439)	—	(1,439)
PSI Molded Plastics, Inc.	—	(1,797)	—	(1,797)
B+T Group Acquisition, Inc.	—	(3,108)	—	(3,108)
Other, net (<$1.0 million, net)	289	(150)	—	139
Total	$289	$48,745	$—	$49,034
Net Realized Gain (Loss)
During the three months ended September 30, 2024, we recorded net realized gains on investments of $42.3 million, primarily due to the realized gain from the exit of Nth Degree Investment Group, Inc. During the three months ended September 30, 2023, we recorded net realized gains on investments of $0.3 million related to a recapitalization of Old World Christmas, Inc. ("Old World").

Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation of investments of $34.1 million for the three months ended September 30, 2024 was primarily due to the reversal of unrealized appreciation of Nth Degree upon exit, and a decrease in the performance of certain of our portfolio companies. These decreases were partially offset by an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies and increased performance of certain of our other portfolio companies.
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
Across our entire investment portfolio, we recorded net unrealized depreciation of $19.4 million on our equity positions and net unrealized depreciation of $14.7 million on our debt positions for the three months ended September 30, 2024. As of September 30, 2024, the fair value of our investment portfolio was more than the cost basis by $13.2 million, as compared to June 30, 2024, when the fair value of our investment portfolio was more than the cost basis by $47.3 million, representing net unrealized depreciation of $34.1 million for the three months ended September 30, 2024. Our entire portfolio had a fair value of 101.6% of cost as of September 30, 2024.

Comparison of the Six Months Ended September 30, 2024 to the Six Months Ended September 30, 2023

	For the Six Months Ended September 30,
	2024	2023	$ Change	% Change
INVESTMENT INCOME
Interest income	$41,621	$38,670	$2,951	7.6%
Dividend and success fee income	3,122	1,907	1,215	63.7%
Total investment income	44,743	40,577	4,166	10.3%

EXPENSES
Base management fee	9,065	8,272	793	9.6%
Loan servicing fee	4,416	4,497	(81)	(1.8)%
Incentive fee	(1,556)	13,734	(15,290)	NM
Administration fee	1,073	856	217	25.4%
Interest expense	12,879	11,078	1,801	16.3%
Amortization of deferred financing costs and discounts	1,260	1,119	141	12.6%
Other	3,613	2,132	1,481	69.5%
Expenses before credits from Adviser	30,750	41,688	(10,938)	(26.2)%
Credits to fees from Adviser	(5,712)	(7,821)	2,109	(27.0)%
Total expenses, net of credits to fees	25,038	33,867	(8,829)	(26.1)%
NET INVESTMENT INCOME	19,705	6,710	12,995	193.7%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain	42,305	1,444	40,861	NM
Net unrealized (depreciation) appreciation	(53,054)	47,988	(101,042)	NM
Net realized and unrealized (loss) gain	(10,749)	49,432	(60,181)	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,956	$56,142	$(47,186)	(84.0)%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	36,688,667	33,704,976	2,983,691	8.85%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.54	$0.20	$0.34	170.0%
Net increase in net assets resulting from operations	$0.24	$1.67	$(1.43)	(85.6)%
NM = Not Meaningful

Investment Income
Total investment income increased $4.2 million, or 10.3%, for the six months ended September 30, 2024, as compared to the prior year period, primarily due to an increase in interest income, and dividend and success fee income.
Interest income from our investments in debt securities increased $3.0 million, or 7.6%, for the six months ended September 30, 2024, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.
The weighted-average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2024 was $578.1 million, compared to $519.7 million for the prior year period. This increase was primarily due to $110.9 million of follow-on debt investments in existing portfolio companies, the origination of $85.8 million of new debt investments, partially offset by $56.0 million of pay-offs, restructurings, or write-offs of debt investments and $30.8 million of loans placed on non-accrual status after March 31, 2023, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 14.4% for the six months ended September 30, 2024, compared to 14.6% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. During the six months ended September 30, 2024 and 2023, we had no collections of past due interest.
As of September 30, 2024, our loans to B+T, Diligent, Edge, and J.R. Hobbs were on non-accrual status, with an aggregate debt cost basis of $90.0 million. As of September 30, 2023, our loans to Edge, J.R. Hobbs and The Mountain were also on non-accrual status, with an aggregate debt cost basis of $66.9 million.
As of September 30, 2024, Nocturne represented 11.6%, and SFEG represented 10.8% of the total investment portfolio at fair value. As of March 31, 2024, SFEG represented 10.1% of the total investment portfolio at fair value.
Dividend and success fee income for the six months ended September 30, 2024 increased $1.2 million, or 63.7% from the prior year period. During the six months ended September 30, 2024, dividend and success fee income consisted of $1.7 million of success fee income and $1.4 million of dividend income. During the six months ended September 30, 2023, dividend and success fee income consisted of $1.9 million of dividend income.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased $8.8 million, or 26.1%, during the six months ended September 30, 2024, as compared to the prior year period, primarily due to a decrease in incentive fees, partially offset by a decrease in fee credits from the Adviser and an increase in interest expense, other expense, and base management fee.
In accordance with GAAP, we recorded a $2.2 million reversal of previously accrued capital gains-based incentive fee during the six months ended September 30, 2024, compared to a $9.9 million capital gains-based incentive fee recorded during the six months ended September 30, 2023. The capital gains-based incentive fee was a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $3.3 million for the six months ended September 30, 2024, as compared to the prior year period, primarily due to an increase in net assets, which drives the hurdle rate, and a decrease in pre-incentive fee net investment income.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2024	2023
Average total assets subject to base management fee(A)	$906,500	$827,200
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%
Base management fee(B)	$9,065	$8,272
Credits to fees from Adviser - other(B)	(1,296)	(3,324)
Net base management fee	$7,769	$4,948

Loan servicing fee(B)	$4,416	$4,497
Credits to base management fee - loan servicing fee(B)	(4,416)	(4,497)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$594	$3,860
Incentive fee – capital gains-based(C)	(2,150)	9,874
Total incentive fee(B)	$(1,556)	$13,734
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$(1,556)	$13,734
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
Interest expense increased $1.8 million, or 16.3%, during the six months ended September 30, 2024, as compared to the prior year period, primarily due to interest expense related to the 8.00% 2028 Notes issued in May 2023 and increased borrowings on the Credit Facility, partially offset by a decrease in the effective interest rate. The weighted-average balance outstanding on the Credit Facility during the six months ended September 30, 2024 was $62.8 million as compared to $47.0 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the six months ended September 30, 2024 was 10.9%, as compared to 11.0% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of a decrease in unused commitment fees on the undrawn portion of the Credit Facility, partially offset by higher interest rates on the drawn portion of the Credit Facility during the six months ended September 30, 2024.
Other expenses increased $1.5 million, or 69.5%, during the six months ended September 30, 2024, as compared to the prior year period, due to an increase in bad debt expense and professional fees.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2024 and 2023 were as follows:

	Six Months Ended September 30, 2024
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
The E3 Company, LLC	$—	$5,208	$—	$5,208
Nocturne Luxury Villas, Inc.	—	4,988	—	4,988
Old World Christmas, Inc.	—	4,734	—	4,734
Schylling, Inc.	—	3,031	—	3,031
UPB Acquisition, Inc	—	2,987	—	2,987
Galaxy Technologies Holdings, Inc.	—	2,757	—	2,757
Ginsey Home Solutions, Inc.	—	2,385	—	2,385
J.R. Hobbs Co. - Atlanta, LLC	—	1,349	—	1,349
Dema/Mai Holdings, Inc.	—	1,318	—	1,318
The Maids International, LLC	—	1,251	—	1,251
Diligent Delivery Systems	—	(1,092)	—	(1,092)
Home Concepts Acquisition, Inc.	—	(1,238)	—	(1,238)
PSI Molded Plastics, Inc.	—	(1,767)	—	(1,767)
Brunswick Bowling Products, Inc.	—	(2,165)	—	(2,165)
Edge Adhesives Holdings, Inc.	—	(2,335)	—	(2,335)
B+T Group Acquisition, Inc.	—	(2,742)	—	(2,742)
Nth Degree Investment Group, LLC	42,284	(7,195)	(38,028)	(2,939)
Horizon Facilities Services, Inc.		(8,614)		(8,614)
Phoenix Door Systems, Inc.		(18,163)		(18,163)
Other, net (<$1.0 million, net)	21	273	4	298
Total	$42,305	$(15,030)	$(38,024)	$(10,749)

	Six Months Ended September 30, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Counsel Press, Inc.	$—	$22,676	$—	$22,676
Nth Degree Investment Group, LLC	—	12,677	—	12,677
Mason West, LLC	—	11,690	—	11,690
Educators Resource, Inc.	—	10,563	—	10,563
Brunswick Bowling Products, Inc.	—	8,311	—	8,311
SFEG Holdings, Inc.	—	6,437	—	6,437
The Maids International, LLC	—	3,747	—	3,747
Galaxy Technologies Holdings, Inc.	—	3,481	—	3,481
Nocturne Luxury Villas, Inc.	—	1,613	—	1,613
UPB Acquisition, Inc.	—	1,493	—	1,493
Ginsey Home Solutions, Inc.	—	1,247	—	1,247
Gladstone SOG Investments, Inc	882	—	(93)	789
PSI Molded Plastics, Inc.	—	(1,234)	—	(1,234)
Dema/Mai Holdings, Inc.	—	(1,875)	—	(1,875)
Old World Christmas, Inc.	273	(2,247)	—	(1,974)
B+T Group Acquisition, Inc.	—	(5,295)	—	(5,295)
Horizon Facilities Services, Inc.	—	(5,758)	—	(5,758)
Schylling, Inc.	—	(8,394)	—	(8,394)
ImageWorks Display and Marketing Group, Inc.	—	(10,276)	—	(10,276)
Other, net (<$1.0 million, net)	289	(838)	—	(549)
Total	$1,444	$48,018	$(93)	$49,369

Net Realized Gain (Loss)
During the six months ended September 30, 2024, we recorded net realized gains on investments of $42.3 million, primarily due to a $42.3 million realized gain from the exit of Nth Degree. During the six months ended September 30, 2023, we recorded net realized gains on investments of $1.4 million, primarily due to $1.2 million of realized gains related to certain prior period exits and $0.3 million of realized gain from the recapitalization of Old World.
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation of investments of $53.1 million for the six months ended September 30, 2024 was primarily due to the reversal of unrealized appreciation of Nth Degree upon exit and decreased performance of certain of our portfolio companies. These decreases were partially offset by an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies and increased performance of certain of our portfolio companies.
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
Across our entire investment portfolio, we recorded net unrealized depreciation of $28.2 million on our equity positions and depreciation of $24.9 million on our debt positions, for the six months ended September 30, 2024. As of September 30, 2024, the fair value of our investment portfolio was more than the cost basis by $13.2 million, as compared to March 31, 2024, when the fair value of our investment portfolio was more than the cost basis by $32.9 million, representing net unrealized depreciation of $53.1 million for the six months ended September 30, 2024. Our entire portfolio had a fair value of 101.6% of cost as of September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash provided by operating activities for the six months ended September 30, 2024 was $75.5 million compared to net cash used in operating activities of $96.6 million for the six months ended September 30, 2023. This change was primarily due to a decrease in purchases of investments and an increase in net proceeds from the sale and recapitalization of investments and principal repayments of investments.
Purchases of investments were $20.1 million during the six months ended September 30, 2024, compared to $114.8 million during the six months ended September 30, 2023. Aggregate net proceeds from the sale and recapitalization of investments and principal repayments of investments totaled $76.5 million during the six months ended September 30, 2024, compared to $1.8 million during the six months ended September 30, 2023.
As of September 30, 2024, we had equity investments in and/or loans to 22 portfolio companies with an aggregate cost basis of $840.1 million. As of September 30, 2023, we had equity investments in and/or loans to 26 portfolio companies with an aggregate cost basis of $834.8 million.
The following table summarizes our total portfolio investment activity during the six months ended September 30, 2024 and 2023:

	Six Months Ended September 30,
	2024	2023
Beginning investment portfolio, at fair value	$920,504	$753,543
New investments	—	53,530
Disbursements to existing portfolio companies	20,098	61,258
Unscheduled principal repayments	(28,000)	—
Net proceeds from sale and recapitalization of investments	(48,546)	(1,775)
Net realized gain on investments	42,305	1,155
Net unrealized (depreciation) appreciation of investments	(15,030)	48,018
Reversal of net unrealized depreciation (appreciation) of investments	(38,024)	(93)
Ending investment portfolio, at fair value	$853,307	$915,636

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2024:

Amount
For the remaining six months ending March 31, 2025	$64,060
For the fiscal years ending March 31:
2026	206,310
2027	213,485
2028	66,231
2029	100,394
Thereafter	—
Total contractual repayments	$650,480
Investments in equity securities	189,667
Total cost basis of investments held as of September 30, 2024:	$840,147

Financing Activities
Net cash used in financing activities for the six months ended September 30, 2024 was $76.0 million, which consisted primarily of $58.1 million of net repayments under the Credit Facility, $17.6 million in distributions to common stockholders and $0.3 million of deferred financing and offering costs.
Net cash provided by financing activities for the six months ended September 30, 2023 was $95.9 million, which consisted primarily of $74.8 million of gross proceeds from the issuance of our 8.00% 2028 Notes and $44.1 million of net borrowings under the Credit Facility and $4.1 million of proceeds from the issuance of common stock, net of expenses and shelf offering registration costs, partially offset by $24.3 million in distributions to common stockholders and $2.7 million of deferred financing and offering costs.
Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the six months from April through September 2024, and a supplemental distribution of $0.70 per common share paid in October 2024. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared and paid by our Board of Directors in October 2024.
For the fiscal year ended March 31, 2024, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2024, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.4 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2024, we recorded $0.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions and Capital in excess of par value. For the six months ended September 30, 2024, we recorded $0.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Overdistributed net investment income and decreased Capital in excess of par value.
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
Common Stock
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $75.0 million in the 2024 Common Stock ATM Program. There were no shares sold under the 2024 Common Stock ATM Program during the three and six months ended September 30, 2024. As of September 30, 2024, we had remaining capacity under the 2024 Common Stock ATM Program to sell all $75.0 million.

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
We did not have any sales of common stock during three and six months eneded September 30, 2024. During the three and six months ended September 30, 2023, we sold 304,170 shares of common stock under the 2022 Common Stock ATM Program, with a weighted-average gross price of $13.55 per share and a weighted-average net price of $13.35 per share after deducting commissions and offering costs borne by us, raising approximately $4.1 million and $4.1 million of gross and net proceeds, respectively. All of these sales were above our then current estimated NAV per share.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. As of September 30, 2024, the closing market price of our common stock was $14.45 per share, representing a 15.7% premium to our NAV per share of $12.49 as of September 30, 2024.
Revolving Line of Credit

We, through our wholly-owned subsidiary, Business Investment, are party to a Credit Facility with KeyBank National Association (“KeyBank”), as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. As of September 30, 2024, the Credit Facility provides for maximum borrowings of $200.0 million, with a revolving period end date of October 30, 2026 and a maturity date of October 30, 2028.

As of September 30, 2024, advances under the Credit Facility generally bore interest at 30-day Term SOFR, subject to a floor of 0.35%, plus 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter with a SOFR credit spread adjustment of 10 basis points. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount.

At September 30, 2024, we had $8.9 million of borrowings outstanding on the Credit Facility and as of the date of this report, we had $40.2 million outstanding under the Credit Facility.
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
Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $348.7 million as of September 30, 2024, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2024, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $789.2 million, asset coverage on our senior securities representing indebtedness of 229.3%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2024, we had availability, after adjustments for various constraints based on collateral quality, of $191.1 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.
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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2024 and March 31, 2024, we had unrecognized, contractual off-balance sheet success fee receivables of $50.2 million and $44.9 million (or approximately $1.37 and $1.23 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of September 30, 2024 to be insignificant.
The following table shows our contractual obligations as of September 30, 2024, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$8,900	$—	$—	$8,900	$—
Notes payable	337,238	—	127,938	209,300	—
Interest payments on obligations(C)	70,802	21,604	31,032	18,166	—
Total	$416,940	$21,604	$158,970	$236,366	$—
(A)Excludes unused line of credit commitments to our portfolio companies in the aggregate principal of $6.0 million.
(B)Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on the Credit Facility, 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of September 30, 2024.
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
The following table reflects risk ratings for all loans in our portfolio as of September 30, 2024 and March 31, 2024:

Rating	September 30, 2024	March 31, 2024
Highest	9.0	9.0
Average	6.6	6.6
Weighted-average	7.0	6.9
Lowest	3.0	3.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both September 30, 2024 and March 31, 2024.
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
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and up to approximately 10% at fixed rates. As of September 30, 2024 and March 31, 2024, all of our variable-rate loans have rates associated with the current 30-day SOFR rate, and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	September 30, 2024	March 31, 2024
Variable rates with a floor	100.0%	100.0%
Fixed rates	—%	—%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the six months ended September 30, 2024 from those included in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement.”

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2024 and March 31, 2024, (ii) the Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended September 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023, (v) the Consolidated Schedules of Investments as of September 30, 2024 and March 31, 2024, and (vi) the Notes to Consolidated Financial Statements.

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
Date: November 7, 2024