Form 10-Q
period 2024-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2025-02-12
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	GAIN	The Nasdaq Stock Market LLC
5.00% Notes due 2026	GAINN	The Nasdaq Stock Market LLC
4.875% Notes due 2028	GAINZ	The Nasdaq Stock Market LLC
8.00% Notes due 2028	GAINL	The Nasdaq Stock Market LLC
7.875% Notes due 2030	GAINI	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 11, 2025 was 36,837,381.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	December 31, 2024	March 31, 2024
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $644,871 and $544,799, respectively)	$740,581	$622,233
Affiliate investments (Cost of $359,461 and $292,082, respectively)	331,145	295,366
Control investments (Cost of $17,409 and $17,409, respectively)	504	2,905
Cash and cash equivalents	2,569	2,460
Restricted cash and cash equivalents	578	760
Interest receivable	6,245	7,627
Due from administrative agent	3,301	3,427
Deferred financing costs, net	1,180	1,643
Other assets, net	1,657	1,662
TOTAL ASSETS	$1,087,760	$938,083

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $91,500 and $67,000, respectively)	$91,500	$67,000
Notes payable, net	455,058	331,345
Total borrowings	546,558	398,345
Accounts payable and accrued expenses	1,898	732
Interest payable	3,750	3,465
Fees due to Adviser(A)	44,305	41,344
Fee due to Administrator(A)	618	727
Other liabilities	578	759
TOTAL LIABILITIES	$597,707	$445,372
Commitments and contingencies(B)
NET ASSETS	$490,053	$492,711

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 36,837,381 and 36,688,667 shares issued and outstanding, respectively	$37	$37
Capital in excess of par value	445,547	444,706
Cumulative net unrealized appreciation of investments	50,489	66,214
Overdistributed net investment income	(21,460)	(19,562)
Accumulated net realized gain in excess of distributions	15,440	1,316
Total distributable earnings	44,469	47,968
TOTAL NET ASSETS	$490,053	$492,711

NET ASSET VALUE PER SHARE	$13.30	$13.43
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$15,041	$15,237	$44,688	$41,353
Affiliate investments	5,413	6,351	17,287	18,285
Cash and cash equivalents	74	111	174	731
Total interest income	20,528	21,699	62,149	60,369
Dividend income
Non-Control/Non-Affiliate investments	—	—	1,419	—
Affiliate investments	—	—	—	1,907
Total dividend income	—	—	1,419	1,907
Success fee income
Non-Control/Non-Affiliate investments	407	1,382	1,960	1,382
Affiliate investments	436	—	586	—
Total success fee income	843	1,382	2,546	1,382
Total investment income	$21,371	$23,081	$66,114	$63,658

EXPENSES
Base management fee(A)	$4,872	$4,602	$13,937	$12,874
Loan servicing fee(A)	2,405	2,332	6,821	6,829
Incentive fee(A)	9,353	1,667	7,797	15,401
Administration fee(A)	405	450	1,478	1,306
Interest expense on borrowings	6,385	6,520	19,264	17,598
Amortization of deferred financing costs and discounts	691	589	1,951	1,708
Professional fees	400	411	1,211	1,030
Other general and administrative expenses	955	891	3,757	2,404
Expenses before credits from Adviser	25,466	17,462	56,216	59,150
Credits to base management fee – loan servicing fee(A)	(2,405)	(2,332)	(6,821)	(6,829)
Credits to fees from Adviser - other(A)	(2,851)	(1,793)	(4,147)	(5,117)
Total expenses, net of credits to fees	20,210	13,337	45,248	47,204
NET INVESTMENT INCOME	$1,161	$9,744	$20,866	$16,454

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain:
Non-Control/Non-Affiliate investments	$—	$43,459	$21	$43,748
Affiliate investments	—	2	42,284	275
Control investments	—	—	—	882
Total net realized gain	—	43,461	42,305	44,905
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	30,247	(42,325)	18,277	7,470
Affiliate investments	7,149	(4,110)	(31,600)	(5,887)
Control investments	(67)	(99)	(2,402)	(192)
Other	—	(92)	—	(29)
Total net unrealized appreciation (depreciation)	37,329	(46,626)	(15,725)	1,362
Net realized and unrealized gain (loss)	37,329	(3,165)	26,580	46,267

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$38,490	$6,579	$47,446	$62,721

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.03	$0.28	$0.57	$0.49
Net increase in net assets resulting from operations	$1.05	$0.19	$1.29	$1.85

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	36,727,873	34,351,597	36,701,783	33,921,300
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2024	2023
NET ASSETS, MARCH 31	$492,711	$439,742
OPERATIONS
Net investment income	12,414	8,440
Net realized gain on investments	2	1,155
Net unrealized depreciation of investments	(18,942)	(820)
Net unrealized depreciation of other	—	11
Net (decrease) increase in net assets from operations	(6,526)	8,786
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.24 and $0.21 per share, respectively)	(8,805)	(7,069)
Distributions to common stockholders from net realized gains ($0.00 and $0.15 per share, respectively)	—	(5,024)
Net decrease in net assets from distributions	(8,805)	(12,093)
CAPITAL ACTIVITY
Issuance of common stock	—	—
Discounts, commissions, and offering costs for issuance of common stock	—	—
Net increase in net assets from capital activity	—	—
NET DECREASE IN NET ASSETS	(15,331)	(3,307)
NET ASSETS, JUNE 30	$477,380	$436,435
OPERATIONS
Net investment income (loss)	$7,291	$(1,730)
Net realized gain on investments	42,303	289
Net unrealized (depreciation) appreciation of investments	(34,112)	48,745
Net unrealized depreciation of other	—	52
Net increase in net assets from operations	15,482	47,356
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.24 and $0.20 per share, respectively)	(8,805)	(6,665)
Distributions to common stockholders from net realized gains ($0.70 and $0.16 per share, respectively)(B)	(25,682)	(5,519)
Net decrease in net assets from distributions	(34,487)	(12,184)
CAPITAL ACTIVITY
Issuance of common stock	—	4,121
Discounts, commissions, and offering costs for issuance of common stock	—	(62)
Net increase in net assets from capital activity	—	4,059
NET (DECREASE) INCREASE IN NET ASSETS	(19,005)	39,231
NET ASSETS, SEPTEMBER 30	$458,375	$475,666
OPERATIONS
Net investment income	$1,161	$9,744
Net realized gain on investments	—	43,461
Net unrealized appreciation (depreciation) of investments	37,329	(46,534)
Net unrealized appreciation of other	—	(92)
Net increase in net assets from operations	38,490	6,579
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.16 and $0.43 per share, respectively)	(5,870)	(15,093)
Distributions to common stockholders from net realized gains ($0.08 and $0.81 per share, respectively)	(2,947)	(28,009)
Net decrease in net assets from distributions	(8,817)	(43,102)
CAPITAL ACTIVITY
Issuance of common stock	2,029	21,130
Discounts, commissions, and offering costs for issuance of common stock	(24)	(332)
Net increase in net assets from capital activity	2,005	20,798
NET INCREASE (DECREASE) IN NET ASSETS	31,678	(15,725)
NET ASSETS, DECEMBER 31	$490,053	$459,941
(A)Refer to Note 8 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Includes $0.70 per common share of distributions declared and unpaid as of September 30, 2024, as such distribution was a supplemental distribution declared on September 17, 2024 with a record date of October 4, 2024 and a payment date of October 15, 2024.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$47,446	$62,721
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(207,192)	(182,988)
Principal repayments of investments	33,500	27,500
Net proceeds from the sale and recapitalization of investments	48,546	52,228
Net realized gain on investments	(42,305)	(44,905)
Net unrealized depreciation (appreciation) of investments	15,725	(1,391)
Net unrealized appreciation of other	—	29
Amortization of deferred financing costs and discounts	1,951	1,708
Bad debt expense (recoveries), net	1,093	(54)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	553	(3,537)
Decrease in due from administrative agent	126	1,748
(Increase) decrease in other assets, net	(103)	99
Increase in accounts payable and accrued expenses	1,403	810
Increase in interest payable	285	1,236
Increase in fees due to Adviser(A)	2,890	8,724
Decrease in fee due to Administrator(A)	(109)	(141)
(Decrease) increase in other liabilities	(181)	496
Net cash used in operating activities	(96,372)	(75,717)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,029	25,251
Discounts, commissions, and offering costs for issuance of common stock	(24)	(297)
Proceeds from line of credit	192,000	231,900
Repayments on line of credit	(167,500)	(184,500)
Proceeds from issuance of notes payable	126,500	74,750
Deferred financing and offering costs	(4,597)	(3,671)
Distributions paid to common stockholders	(52,109)	(67,379)
Net cash provided by financing activities	96,299	76,054

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(73)	337

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	3,220	3,248

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$3,147	$3,585

CASH PAID FOR INTEREST	$17,912	$15,585
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 151.1%
Secured First Lien Debt – 78.9%
Aerospace and Defense – 12.5%
Ricardo Defense, Inc. (K) – Term Debt (SOFR+9.0%, 13.3% Cash, Due 12/2029)(J)	$61,305	$61,305	$61,305

Buildings and Real Estate – 7.8%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 15.3% Cash, Due 7/2027)(J)	38,250	38,250	38,250

Diversified/Conglomerate Manufacturing – 1.1%
Phoenix Door Systems, Inc. – Line of Credit, $200 available (SOFR+7.0%, 11.3% Cash (0.3% Unused Fee), Due 9/2026)(J)	2,750	2,750	2,750
Phoenix Door Systems, Inc. – Term Debt (SOFR+11.0%, 15.3% Cash, Due 9/2026)(J)	3,200	3,200	2,405
		5,950	5,155
Diversified/Conglomerate Services – 12.9%
Horizon Facilities Services, Inc. – Term Debt (SOFR+7.5%, 11.8% Cash, Due 6/2026)(J)	57,700	57,700	37,812
Mason West, LLC – Term Debt (SOFR+10.0%, 14.3% Cash, Due 7/2025)(J)	25,250	25,250	25,250
		82,950	63,062
Healthcare, Education, and Childcare – 4.1%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 14.8% Cash, Due 3/2025)(J)	20,000	20,000	20,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.5%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 1/2026)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 1/2026)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 11/2025)(J)	12,200	12,200	12,200
		36,750	36,750
Hotels, Motels, Inns, and Gaming – 17.4%
Nocturne Luxury Villas, Inc. – Line of Credit, $0 available (SOFR+8.0%, 12.3% Cash, Due 6/2026)(J)	6,000	6,000	6,000
Nocturne Luxury Villas, Inc. – Term Debt (SOFR+10.5%, 14.5% Cash, Due 6/2026)(J)(O)	79,600	79,600	79,600
		85,600	85,600
Leisure, Amusement, Motion Pictures, and Entertainment – 5.7%
Schylling, Inc. – Term Debt (SOFR+11.0%, 15.3% Cash, Due 9/2027)(J)	27,981	27,981	27,981

Oil and Gas – 7.0%
The E3 Company, LLC – Line of Credit, $1,500 available (SOFR+5.5%, 10.0% Cash, Due 2/2025)(J)	500	500	500
The E3 Company, LLC – Term Debt (SOFR+9.0%, 13.3% Cash, Due 9/2028)(J)	33,750	33,750	33,750
		34,250	34,250
Printing and Publishing – 2.9%
Home Concepts Acquisition, Inc. – Line of Credit, $0 available (SOFR+6.0%, 10.3% Cash, Due 11/2025)(J)	2,000	2,000	2,000
Home Concepts Acquisition, Inc. – Line of Credit, $0 available (SOFR+6.0%, 10.3% Cash, Due 11/2025)(J)	400	400	400
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 13.3% Cash, Due 5/2028)(J)	12,000	12,000	12,000
		14,400	14,400

Total Secured First Lien Debt		$407,436	$386,753

Secured Second Lien Debt – 18.9%
Aerospace and Defense – 5.2%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 8.4% Cash, Due 10/2026)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 11.3% Cash, Due 10/2026)(J)	18,796	18,796	18,796
		25,696	25,696
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Cargo Transport – 2.6%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 13.3% Cash, Due 9/2025)(G)(I)	$13,000	$13,000	$12,514

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 11.1%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(J)	54,644	54,644	54,644

Total Secured Second Lien Debt		$93,340	$92,854

Preferred Equity – 43.0%
Aerospace and Defense – 3.6%
Ricardo Defense, Inc.(K) – Preferred Stock(C)(J)	17,388	$17,388	$17,388

Buildings and Real Estate – 4.8%
Dema/Mai Holdings, Inc. – Preferred Stock(C)(J)	21,000	21,000	23,453

Diversified/Conglomerate Services – 1.9%
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	—
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	9,474
		11,206	9,474
Healthcare, Education, and Childcare – 4.9%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	24,131

Home and Office Furnishings, Housewares, and Durable Consumer Products – 10.7%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	48,081
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	4,465
		16,236	52,546
Hotels, Motels, Inns, and Gaming – 6.3%
Nocturne Luxury Villas, Inc. – Preferred Stock(C)(J)	6,600	6,600	30,934

Leisure, Amusement, Motion Pictures, and Entertainment – 3.9%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	19,173

Oil and Gas – 6.9%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	33,525

Printing and Publishing – 0.0%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	—

Total Preferred Equity		$99,498	$210,624

Common Equity/Equivalents – 10.3%
Aerospace and Defense – 0.8%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$4,075

Cargo Transport – 0.0%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	500	—

Diversified/Conglomerate Manufacturing – 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 9.5%
SFEG Holdings, Inc. – Common Stock(C)(J)	18,721	30,746	46,275

Total Common Equity/Equivalents		$44,597	$50,350

Total Non-Control/Non-Affiliate Investments		$644,871	$740,581

AFFILIATE INVESTMENTS(M) – 67.6%
Secured First Lien Debt – 43.4%
Diversified/Conglomerate Services – 16.4%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 15.3% Cash, Due 11/2025)(J)	$22,000	$22,000	$22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (SOFR+6.0%, 10.3% Cash, Due 6/2025)(G)(J)	5,000	5,000	2,981
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.3% Cash, Due 6/2025)(G)(J)	16,500	16,500	9,838
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 14.6% Cash, Due 6/2025)(G)(J)	26,000	26,000	15,503
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.3% Cash, Due 6/2025)(G)(J)	2,438	2,438	1,454
The Maids International, LLC – Term Debt (SOFR+10.5%, 14.8% Cash, Due 3/2025)(J)	28,560	28,560	28,560
		100,498	80,336
Electronics – 10.0%
Nielsen-Kellerman Acquisition Corp.(K) – Line of Credit, $2,820 available (SOFR+5.0%, 10.0% Cash, Due 12/2025)(J)	1,070	1,070	1,070
Nielsen-Kellerman Acquisition Corp. (K ) – Term Debt (SOFR+8.5%,13.5% Cash, Due 12/2029)(J)	48,082	48,082	48,082
		49,152	49,152
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.8%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 13.8% Cash, Due 12/2025)(J)	38,000	38,000	38,000

Leisure, Amusement, Motion Pictures, and Entertainment – 4.1%
Pyrotek Special Effects, Inc.(Q) – Line of Credit, $0 available (SOFR+5.0%, 10.0% Cash, Due 11/2029)(J)	3,000	3,000	3,000
Pyrotek Special Effects, Inc.(Q) – Term Debt (SOFR+8.0%, 13.0% Cash, Due 11/2029)(J)	17,120	17,120	17,120
		20,120	20,120
Mining, Steel, Iron and Non-Precious Metals – 3.7%
UPB Acquisition, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 7/2026)(J)	18,250	18,250	18,250

Telecommunications – 1.4%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	3,080	3,080	3,080
B+T Group Acquisition, Inc.(K) – Line of Credit, $297 available (SOFR+2.0%, 7.0% Cash, Due 6/2025)(G)(J)	753	753	753
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	14,000	14,000	2,963
		17,833	6,796

Total Secured First Lien Debt		$243,853	$212,654

Secured Second Lien Debt – 3.3%
Chemicals, Plastics, and Rubber – 3.3%
PSI Molded Plastics, Inc. – Term Debt (SOFR+5.5%, 9.8% Cash, Due 1/2026)(J)	$26,618	$26,618	$15,889

Total Secured Second Lien Debt		$26,618	$15,889

Preferred Equity – 19.9%
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	158,598	$19,730	$—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Diversified/Conglomerate Services – 2.9%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	6,539
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	7,777
		24,309	14,316
Electronics – 4.5%
Nielsen-Kellerman Acquisition Corp.(K) – Preferred Stock(C)(J)	22,169	22,169	22,169

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.5%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	36,721

Leisure, Amusement, Motion Pictures, and Entertainment – 1.4%
Pyrotek Special Effects, Inc.(Q) – Preferred Stock(C)(J)	7,060	7,060	7,060

Mining, Steel, Iron and Non-Precious Metals – 3.6%
UPB Acquisition, Inc. – Preferred Stock(C)(J)	6,000	6,000	17,336

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$83,990	$97,602
Common Equity/Equivalents – 1.0%
Finance – 1.0%
Gladstone Alternative Income Fund – Common Equity(C)(P)	500,000	$5,000	$5,000

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$5,000	$5,000

Total Affiliate Investments		$359,461	$331,145

CONTROL INVESTMENTS(N) – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 9.8% Cash, Due 8/2026)(G)(J)	9,210	$9,210	$504

Total Secured First Lien Debt		$9,210	$504

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Total Preferred Equity		$8,199	$—

Total Control Investments		$17,409	$504

TOTAL INVESTMENTS – 218.8%		$1,021,741	$1,072,230

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $847.3 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
(B)Unless indicated otherwise, all cash interest rates are indexed to 30 day Secured Overnight Financing Rate ("SOFR"), which was 4.3% as of December 31, 2024. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2024.
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
(K)One or more of our affiliated funds, Gladstone Capital Corporation and Gladstone Alternative Income Fund, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
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
(P)Fair value was based on net asset value provided by the fund as a practical expedient.
(Q)This portfolio company is headquartered in Ontario, Canada.

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
DECEMBER 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of December 31, 2024, our investment portfolio was comprised of 76.3% in debt investments and 23.7% in equity investments, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2024 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2025 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC on May 8, 2024.
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2024, our loans to B+T Group Acquisition, Inc., Diligent Delivery Systems, Edge Adhesives Holdings, Inc. ("Edge"), and J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) were on non-accrual status, with an aggregate debt cost basis of $90.0 million, or 11.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $49.6 million, or 7.0% of the fair value of all debt investments in our portfolio. As of March 31, 2024, our loans to Edge and J.R. Hobbs were on non-accrual status, with an aggregate debt cost basis of $59.1 million, or 9.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $29.7 million, or 4.8% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. As of December 31, 2024 and March 31, 2024, we did not have any loans with a PIK interest component.
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
As of December 31, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Gladstone Alternative Income Fund ("Gladstone Alternative"), which was valued using NAV as a practical expedient. As of March 31, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three and nine months ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and March 31, 2024, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024:
Secured first lien debt	$599,911	$—	$—	$599,911
Secured second lien debt	108,743	—	—	108,743
Preferred equity	308,226	—	—	308,226
Common equity/equivalents (A)	50,350	—	—	50,350
Total Investments as of December 31, 2024	$1,067,230	$—	$—	$1,067,230

		Fair Value Measurements

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2024:
Secured first lien debt	$474,856	$—	$—		$474,856
Secured second lien debt	138,703	—	—		138,703
Preferred equity	213,480	—	—		213,480
Common equity/equivalents	93,465	—	18	(B)	93,447
Total Investments as of March 31, 2024	$920,504	$—	$18		$920,486
(A)Excludes our investment in Gladstone Alternative with a fair value of $5.0 million as of December 31, 2024. Gladstone Alternative was valued using NAV as a practical expedient.
(B)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko could be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of December 31, 2024 and March 31, 2024, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	December 31, 2024	March 31, 2024
Non-Control/Non-Affiliate Investments
Secured first lien debt	$386,753	$324,348
Secured second lien debt	92,854	93,340
Preferred equity	210,624	162,522
Common equity/equivalents(A)	50,350	42,005
Total Non-Control/Non-Affiliate Investments	740,581	622,215

Affiliate Investments
Secured first lien debt	212,654	147,603
Secured second lien debt	15,889	45,363
Preferred equity	97,602	50,958
Common equity/equivalents(B)	—	51,442
Total Affiliate Investments	326,145	295,366

Control Investments
Secured first lien debt	504	2,905
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	—	—
Total Control Investments	504	2,905

Total investments at fair value using Level 3 inputs	$1,067,230	$920,486
(A)Excludes our investment in Funko as of March 31, 2024 with a fair value of $18 thousand, which was valued using Level 2 inputs.
(B)Excludes our investment in Gladstone Alternative as of December 31, 2024 with a fair value of $5.0 million, which was valued using NAV as a practical expedient.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of December 31, 2024 and March 31, 2024. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	December 31, 2024	March 31, 2024			December 31, 2024	March 31, 2024
Secured first lien debt	$599,911	$474,856	TEV	EBITDA multiple	2.8x – 11.8x / 6.8x	4.2x – 8.8x / 6.4x
				EBITDA	$969 – $26,000 / $12,328	$1,091 – $23,547 / $10,509
				Revenue multiple	0.2x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$6,141 – $100,934 / $70,883	$31,586 – $93,916 / $77,580
Secured second lien debt	96,229	113,703	TEV	EBITDA multiple	5.7x – 7.0x / 6.6x	5.1x – 15.0x / 7.0x
				EBITDA	$4,489 – $23,258 / $14,721	$5,648 – $23,003 / $14,192
	12,514	25,000	Yield Analysis	Discount Rate	19.7% – 19.7% / 19.7%	13.8% – 13.8% / 13.8%
Preferred equity	308,226	213,480	TEV	EBITDA multiple	2.8x – 11.8x / 6.0x	4.2x – 8.8x / 6.1x
				EBITDA	$1,292 – $26,000 / $11,696	$1,091 – $23,547 / $9,502
				Revenue multiple	0.2x – 0.6x / 0.3x	0.3x – 0.6x / 0.4x
				Revenue	$6,141 – $100,934 / $52,338	$31,586 – $93,916 / $75,099
Common equity/ equivalents(A)(B)	50,350	93,447	TEV	EBITDA multiple	5.5x – 8.1x / 6.6x	5.0x – 15.0x / 6.4x
				EBITDA	$969 – $23,258 / $17,987	$1,154 – $63,269 / $23,615
Total	$1,067,230	$920,486
(A)Fair value as of December 31, 2024 excludes our investment in Gladstone Alternative with a fair value of $5.0 million, which was valued using NAV as a practical expedient.
(B)Fair value as of March 31, 2024 excludes our investment in Funko with a fair value of $18 thousand, which was valued using Level 2 inputs.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields, discount rates or a (decrease)/increase in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a (decrease)/increase in the fair value of certain of our investments.

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and nine months ended December 31, 2024 and 2023 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended December 31, 2024:
Fair value as of September 30, 2024	$469,480	$111,344	$228,528	$43,955	$853,307
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	454	(2,601)	33,081	6,395	37,329
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	135,477	—	46,617	—	182,094
Settlements / repayments	(5,500)	—	—	—	(5,500)
Sales	—	—	—	—	—
Transfers	—	—	—	—	—
Fair value as of December 31, 2024	$599,911	$108,743	$308,226	$50,350	$1,067,230

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine Months Ended December 31, 2024
Fair value as of March 31, 2024	$474,856	$138,703	$213,480	$93,447	$920,486
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	42,284	42,284
Net unrealized appreciation (depreciation)(B)	(22,020)	(4,960)	48,129	1,150	22,299
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	(38,028)	(38,028)
New investments, repayments and settlements(C):
Issuances / originations	155,575	—	46,617	—	202,192
Settlements / repayments	(8,500)	(25,000)	—	—	(33,500)
Sales	—	—	—	(48,503)	(48,503)
Transfers	—	—	—	—	—
Fair value as of December 31, 2024	$599,911	$108,743	$308,226	$50,350	$1,067,230

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended December 31, 2023:
Fair value as of September 30, 2023	$508,504	$102,747	$267,596	$36,767	$915,614
Total gain (loss):
Net realized gain (loss)(A)	—	—	43,459	—	43,459
Net unrealized appreciation (depreciation)(B)	(7,040)	(4,267)	4,911	3,428	(2,968)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	(1,338)	—	(42,228)	—	(43,566)
New investments, repayments and settlements(C):
Issuances / originations	3,500	39,000	—	25,700	68,200
Settlements / repayments	(27,500)	—	—	—	(27,500)
Sales	—	—	(50,453)	—	(50,453)
Transfers(E)	—	—	(8,621)	8,621	—
Fair value as of December 31, 2023	$476,126	$137,480	$214,664	$74,516	$902,786

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine Months Ended December 31, 2023:
Fair value as of March 31, 2023	$437,517	$75,734	$222,585	$17,680	$753,516
Total gain (loss):
Net realized gain (loss)(A)	—	—	43,732	882	44,614
Net unrealized appreciation (depreciation)(B)	(6,153)	(2,254)	35,234	18,228	45,055
Reversal of previously recorded (appreciation) depreciation upon realization(B)	(1,338)	—	(42,228)	(93)	(43,659)
New investments, repayments and settlements(C):
Issuances / originations	73,600	64,000	14,688	30,700	182,988
Settlements / repayments	(27,500)	—	—	—	(27,500)
Sales(D)	—	—	(50,726)	(1,502)	(52,228)
Transfers(E)	—	—	(8,621)	8,621	—
Fair value as of December 31, 2023	$476,126	$137,480	$214,664	$74,516	$902,786
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective three and nine months ended December 31, 2024 and 2023.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective three and nine months ended December 31, 2024 and 2023.
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
(E)For the three and nine months ended December 31, 2023, transfers represent preferred equity of SFEG Holdings, Inc. ("SFEG") with a total cost basis and fair value of $4.8 million and $8.6 million, respectively, which was converted to common equity in October 2023.

Investment Activity
During the nine months ended December 31, 2024, the following significant transactions occurred:
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

•In November 2024, we invested $27.2 million in a new portfolio company, Pyrotek Special Effects, Inc. ("Pyrotek"), in the form of $20.1 million of secured first lien debt and $7.1 million of preferred equity. Pyrotek, headquartered in Ontario, Canada, is a leading provider of special effects services and solutions for the live entertainment industry.

•In December 2024, we invested $5.0 million in Gladstone Alternative, one of our affiliated funds, through common equity. Gladstone Alternative is a registered, non-diversified, closed-end management investment company that operates as an interval fund.

•In December 2024, we invested $71.3 million in a new portfolio company, Nielsen-Kellerman, Inc. ("Nielsen-Kellerman"), in the form of $49.1 million of secured first lien debt and $22.2 million of preferred equity. Nielsen-Kellerman, headquartered in Boothwyn, Pennsylvania, designs, manufactures, and distributes a wide range of rugged, waterproof environmental measurement and sports performance instruments.

•In December 2024, we invested $78.7 million in a new portfolio company, Ricardo Defense, Inc. ("Ricardo"), in the form of $61.3 million of secured first lien debt and $17.4 million of preferred equity. Ricardo, headquartered in Troy, Michigan, with operations in California, Texas and Alabama and overseas, develops engineering and product solutions for U.S. Army vehicle and logistics programs.

Investment Concentrations
As of December 31, 2024, our investment portfolio consisted of investments in 26 portfolio companies located in 20 states or countries across 17 different industries with an aggregate fair value of $1.1 billion. Our investments in Nocturne, SFEG, Ricardo, Old World and Brunswick Bowling Products, Inc. represented our five largest portfolio investments at fair value and collectively comprised $443.5 million, or 41.4%, of our total investment portfolio at fair value as of December 31, 2024.
The following table summarizes our investments by security type as of December 31, 2024 and March 31, 2024:

	December 31, 2024				March 31, 2024
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$660,499	64.6%	$599,911	55.9%	$513,425	60.1%	$474,856	51.6%
Secured second lien debt	119,958	11.7%	108,743	10.1%	144,958	16.9%	138,703	15.0%
Total debt	780,457	76.3%	708,654	66.0%	658,383	77.0%	613,559	66.6%

Preferred equity	191,687	18.8%	308,226	28.8%	145,070	17.0%	213,480	23.2%
Common equity/equivalents	49,597	4.9%	55,350	5.2%	50,837	6.0%	93,465	10.2%
Total equity/equivalents	241,284	23.7%	363,576	34.0%	195,907	23.0%	306,945	33.4%
Total investments	$1,021,741	100.0%	$1,072,230	100.0%	$854,290	100.0%	$920,504	100.0%

Investments at fair value consisted of the following industry classifications as of December 31, 2024 and March 31, 2024:

	December 31, 2024		March 31, 2024
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$167,188	15.6%	$264,535	28.7%
Home and Office Furnishings, Housewares, and Durable Consumer Products	164,017	15.3%	160,038	17.3%
Hotels, Motels, Inns, and Gaming	116,534	10.9%	77,366	8.4%
Aerospace and Defense	108,464	10.1%	29,064	3.2%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	100,919	9.4%	92,781	10.1%
Leisure, Amusement, Motion Pictures, and Entertainment	74,334	6.9%	39,350	4.3%
Electronics	71,321	6.7%	—	—%
Oil and Gas	67,775	6.3%	51,171	5.6%
Buildings and Real Estate	61,703	5.8%	60,431	6.6%
Healthcare, Education, and Childcare	44,131	4.1%	49,638	5.4%
Mining, Steel, Iron and Non-Precious Metals	35,586	3.3%	30,537	3.3%
Chemicals, Plastics, and Rubber	15,889	1.5%	20,363	2.2%
Printing and Publishing	14,400	1.3%	14,238	1.5%
Cargo Transport	12,514	1.2%	13,500	1.5%
Telecommunications	6,796	0.6%	9,002	1.0%
Other < 2.0%	10,659	1.0%	8,490	0.9%
Total investments	$1,072,230	100.0%	$920,504	100.0%
Investments at fair value were included in the following geographic regions of the U.S. and Canada as of December 31, 2024 and March 31, 2024:

	December 31, 2024		March 31, 2024
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
United States
Northeast	$305,374	28.5%	$207,870	22.6%
South	295,954	27.6%	346,838	37.7%
Midwest	222,587	20.8%	141,925	15.4%
West	221,135	20.6%	223,871	24.3%
Canada	27,180	2.5%	—	—%
Total investments	$1,072,230	100.0%	$920,504	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2024:

Amount
For the remaining three months ending March 31, 2025	$49,060
For the fiscal years ending March 31:
2026	215,780
2027	219,486
2028	66,231
2029	100,394
Thereafter	129,506
Total contractual repayments	$780,457
Investments in equity securities	241,284
Total cost basis of investments held as of December 31, 2024:	$1,021,741
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2024 and March 31, 2024, we had gross receivables from portfolio companies of $2.4 million and $2.2 million, respectively. As of December 31, 2024 and March 31, 2024, the allowance for uncollectible receivables was $1.6 million and $1.4 million, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services under the Advisory Agreement, consisting of a base management fee and an incentive fee and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, all as described below. On July 9, 2024, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the annual renewal of the Advisory Agreement through August 31, 2025. Refer to Note 12 – Subsequent Events for additional information regarding the Advisory Agreement.

One of our executive officers, David Gladstone (our chairman and chief executive officer) serves as a director and executive officer of the Adviser, which, as of December 31, 2024, is 100% indirectly owned by Mr. Gladstone. David Dullum (our president) is also the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), is also the executive vice president of administration, general counsel, and secretary of our Adviser.
The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Average total assets subject to base management fee(A)	$974,400	$920,400	$929,133	$858,267
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%
Base management fee(B)	4,872	4,602	13,937	12,874
Credits to fees from Adviser - other(B)	(2,851)	(1,793)	(4,147)	(5,117)
Net base management fee	$2,021	$2,809	$9,790	$7,757

Loan servicing fee(B)	2,405	2,332	6,821	6,829
Credits to base management fee - loan servicing fee(B)	(2,405)	(2,332)	(6,821)	(6,829)
Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$1,887	$2,282	$2,481	$6,142
Incentive fee – capital gains-based(C)	7,466	(615)	5,316	9,259
Total incentive fee(B)	$9,353	$1,667	$7,797	$15,401
Credits to fees from Adviser - other(B)	—	—	—	—
Net total incentive fee	$9,353	$1,667	$7,797	$15,401
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies. For the three and nine months ended December 31, 2024, these credits totaled $163 thousand and $315 thousand, respectively. For the three and nine months ended December 31, 2023, these credits totaled $57 thousand and $215 thousand, respectively.

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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of December 31, 2024, $4.9 million of capital gains-based incentive fees were contractually due to the Adviser. During the year ended March 31, 2024, $1.1 million capital gains-based incentive fees were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three and nine months ended December 31, 2024, we recorded an accrual of capital gains-based incentive fees of $7.5 million and $5.3 million, respectively. During the three and nine months ended ended December 31, 2023, we recorded a reversal of capital gains-based incentive fees of $0.6 million and an accrual of capital gains-based incentive fees of $9.3 million, respectively. As of December 31, 2024 and March 31, 2024, we had accrued capital gains-based incentive fees of $42.1 million and $36.7 million, respectively.
Transactions with the Administrator
We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and general counsel and secretary, and their respective staffs. One of our executive officers, David Gladstone (our chairman and chief executive officer) serves as a member of the board of managers and executive officer of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Mr. LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration, general counsel, and secretary for the Adviser.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 9, 2024, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2025. Administration fees for the three and nine months ended December 31, 2024 were $0.4 million and $1.5 million, respectively. Administration fees for the three and nine months ended December 31, 2023 were $0.5 million and $1.3 million, respectively.
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

From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three and nine months ended December 31, 2024, the fees received by Gladstone Securities from our portfolio companies totaled $1.7 million and $1.9 million, respectively. No fees were received by Gladstone Securities from our portfolio companies during the three months ended December 31, 2023. During the nine months ended December 31, 2023, the fees received by Gladstone Securities from our portfolio companies totaled $0.3 million.

Investment in Affiliated Fund
In December 2024, we invested in Gladstone Alternative, one of our affiliated funds, that is a registered, non-diversified, closed-end management investment company that operates as an interval fund. The fair value of the investment in Gladstone Alternative will be excluded from the average total assets subject to base management fee for the purposes of calculating the base management fee we pay to the Adviser.
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of March 31,
	2024	2024
Base management and loan servicing fee due to Adviser, net of credits	$238	$2,386
Incentive fee due to Adviser(A)	43,945	38,936
Other due to Adviser	122	22
Total fees due to Adviser	44,305	41,344
Fee due to Administrator	618	727
Total related party fees due	$44,923	$42,071
(A)Includes a capital gains-based incentive fee of $37.2 million and $36.7 million as of December 31, 2024 and March 31, 2024, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Co-investment expenses as of both December 31, 2024 and March 31, 2024 were $0.1 million. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities.
NOTE 5. BORROWINGS
Revolving Line of Credit
We, through our wholly-owned subsidiary, Business Investment, are party to a Credit Facility with KeyBank National Association (“KeyBank”), as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. As of December 31, 2024, the Credit Facility provides for maximum borrowings of $200.0 million, with a revolving period end date of October 30, 2026 and a maturity date of October 30, 2028.
Advances under the Credit Facility generally bear interest at 30-day Term SOFR, subject to a floor of 0.35%, with a SOFR credit spread adjustment of 10 basis points, plus a margin of 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount.

The following tables summarize noteworthy information related to the Credit Facility:

	As of December 31, 2024	As of March 31, 2024
Commitment amount	$200,000	$200,000
Borrowings outstanding at cost	$91,500	$67,000
Availability(A)	$108,500	$133,000

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Weighted-average borrowings outstanding	$41,921	$77,359	$55,792	$57,135
Effective interest rate(B)	11.8%	9.2%	11.1%	10.2%
Commitment (unused) fees incurred	$406	$113	$1,067	$777
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $108.5 million and $133.0 million as of December 31, 2024 and March 31, 2024, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Among other things, the Credit Facility contains a performance guaranty that requires us to maintain: (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $412.9 million as of December 31, 2024; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2024, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $943.9 million, asset coverage on our senior securities representing indebtedness of 185.9%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2024, we were in compliance with all covenants under the Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2024, the discount rate used to determine the fair value of the Credit Facility was 30-day Term SOFR, with a 0.35% floor, and SOFR credit spread adjustment of 10 basis points, plus a margin of 3.15% per annum, plus an unused commitment fee of 0.75%. As of March 31, 2024, the discount rate used to determine the fair value of the Credit Facility was 30-day Term SOFR, with a 0.35% floor, and SOFR credit spread adjustment of 10 basis points, plus a margin of 3.15% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. As of each of December 31, 2024 and March 31, 2024, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of December 31, 2024 and March 31, 2024 and for the three and nine months ended December 31, 2024 and 2023, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2024	March 31, 2024
Credit Facility	$91,500	$67,000

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended December 31, 2024:
Fair value at September 30, 2024	$8,900
Borrowings	144,200
Repayments	(61,600)
Fair value at December 31, 2024	$91,500

Nine Months Ended December 31, 2024
Fair value at March 31, 2024	$67,000
Borrowings	192,000
Repayments	(167,500)
Fair value at December 31, 2024	$91,500

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended December 31, 2023:
Fair value at September 30, 2023	$79,208
Borrowings	104,900
Repayments	(101,600)
Unrealized appreciation	92
Fair value at December 31, 2023	$82,600

Nine Months Ended December 31, 2023
Fair value at March 31, 2023	$35,171
Borrowings	231,900
Repayments	(184,500)
Unrealized appreciation	29
Fair value at December 31, 2023	$82,600
The fair value of the collateral under the Credit Facility was $847.3 million and $717.3 million as of December 31, 2024 and March 31, 2024, respectively.

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
7.875% Notes due 2030
In December 2024, we completed a public offering of 7.875% Notes due 2030 with an aggregate principal amount of $126.5 million (the "7.875% 2030 Notes"), which resulted in net proceeds of approximately $122.4 million after deducting underwriting discounts, commissions and offering costs borne by us. The 7.875% 2030 Notes are traded under the ticker symbol “GAINI” on Nasdaq. The 7.875% 2030 Notes will mature on February 1, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2027. The 7.875% 2030 Notes bear interest at a rate of 7.875% per year, payable quarterly in arrears.
The indenture relating to the 7.875% 2030 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 7.875% 2030 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The 7.875% 2030 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $4.1 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending February 1, 2030, the maturity date.
The following tables summarize our 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes as of December 31, 2024 and March 31, 2024:

As of December 31, 2024:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
7.875% 2030 Notes	GAINI	December 17, 2024	February 1, 2030	7.875%	5,060,000	$25.00	126,500
Notes payable, gross(B)					18,549,500		463,738
Less: Unamortized Discounts							(8,680)
Notes payable, net(C)							$455,058

As of March 31, 2024:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
Notes payable, gross(B)					13,489,500		337,238
Less: Unamortized Discounts							(5,893)
Notes payable, net(C)							$331,345
(A)The 5.00% 2026 Notes and the 4.875% 2028 Notes can be redeemed at our option at any time. The 8.00% 2028 Notes can be redeemed at our option at any time on or after August 1, 2025. The 7.875% 2030 Notes can be redeemed at our option at any time on or after February 1, 2027.
(B)As of December 31, 2024 and March 31, 2024, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 185.9% and 219.0%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes as of December 31, 2024 was $127.3 million, $127.3 million, $77.1 million and $128.4 million, respectively. The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of March 31, 2024 was $123.9 million, $123.7 million, and $77.3 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes to be Level 1 inputs within the ASC 820 hierarchy.
NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement

On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to $321.5 million of the securities registered under the registration statement.
Common Equity Offering
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (each a “Sales Agent” and, collectively, the "Sales Agents"), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in what is commonly referred to as an “at-the-market” program (the “2024 Common Stock ATM Program”). As of December 31, 2024, we had remaining capacity to sell up to an additional $73.0 million of common stock under the 2024 Common Stock ATM program.
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “2022 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $50.0 million in what is commonly referred to as an “at-the-market” program (“2022 Common Stock ATM Program”). In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC to add B. Riley Securities, Inc. as a 2022 Sales Agent for the 2022 Common Stock ATM Program. We did not sell any shares under the 2022 Common Stock ATM Program, which terminated in connection with our entry into the 2024 Common Stock ATM Program on May 14, 2024, during the nine months ended December 31, 2024.

During the three and nine months ended December 31, 2024, we sold 148,714 shares of our common stock under the 2024 Common Stock ATM Program, with a weighted-average gross price of $13.64 per share and a weighted-average net price of $13.48 per share after deducting commissions and offering costs borne by us, raising approximately $2.0 million and $2.0 million of gross and net proceeds, respectively.

During the three months ended December 31, 2023, we sold 1,456,279 shares of common stock under the 2022 Common Stock ATM Program, with a weighted-average gross price of $14.51 per share and a weighted-average net price of $14.28 per share after deducting commissions and offering costs borne by us, raising approximately $21.1 million and $20.8 million of gross and net proceeds, respectively. During the nine months ended December 31, 2023, we sold 1,760,449 shares of common stock under the 2022 Common Stock ATM Program, with a weighted-average gross price of $14.34 per share and a weighted-average net price of $14.12 per share after deducting commissions and offering costs borne by us, raising approximately $25.3 million and $24.9 million of gross and net proceeds, respectively. All of these sales were above our then current estimated NAV per share.
NOTE 7. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted-average common share for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net increase in net assets resulting from operations	$38,490	$6,579	$47,446	$62,721
Basic and diluted weighted-average common shares	36,727,873	34,351,597	36,701,783	33,921,300
Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$1.05	$0.19	$1.29	$1.85

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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of cash distributions paid to common stockholders during the calendar year ended December 31, 2024 was 52.9% from ordinary income and 47.1% from capital gains. The tax characterization of cash distributions paid to common stockholders during the calendar year ended December 31, 2023 was 53.2% from ordinary income and 46.8% from capital gains.
We paid the following cash distributions to our common stockholders for the nine months ended December 31, 2024 and 2023:
For the Nine Months Ended December 31, 2024:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 9, 2024	April 19, 2024	April 30, 2024	$0.08
April 9, 2024	May 17, 2024	May 31, 2024	0.08
April 9, 2024	June 19, 2024	June 28, 2024	0.08
July 9, 2024	July 22, 2024	July 31, 2024	0.08
July 9, 2024	August 21, 2024	August 30, 2024	0.08
July 9, 2024	September 20, 2024	September 30, 2024	0.08
September 17, 2024	October 4, 2024	October 15, 2024	0.70	(A)
October 8, 2024	October 22, 2024	October 31, 2024	0.08
October 8, 2024	November 20, 2024	November 29, 2024	0.08
October 8, 2024	December 20, 2024	December 31, 2024	0.08
	Nine Months Ended December 31, 2024		$1.42

For the Nine Months Ended December 31, 2023:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 11, 2023	April 21, 2023	April 28, 2023	$0.08
April 11, 2023	May 23, 2023	May 31, 2023	0.08
April 11, 2023	June 5, 2023	June 15, 2023	0.12	(A)
April 11, 2023	June 21, 2023	June 30, 2023	0.08
July 11, 2023	July 21, 2023	July 31, 2023	0.08
July 11, 2023	August 23, 2023	August 31, 2023	0.08
July 11, 2023	September 7, 2023	September 15, 2023	0.12	(A)
July 11, 2023	September 21, 2023	September 29, 2023	0.08
October 10, 2023	October 20, 2023	October 31, 2023	0.08
October 10, 2023	November 7, 2023	November 17, 2023	0.12	(A)
October 10, 2023	November 20, 2023	November 30, 2023	0.08
October 24, 2023	December 5, 2023	December 15, 2023	0.88	(A)
October 10, 2023	December 18, 2023	December 29, 2023	0.08
	Nine Months Ended December 31, 2023		$1.96
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid were $52.1 million and $67.4 million for the nine months ended December 31, 2024 and 2023, respectively.
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

For the three months ended December 31, 2024, we recorded $0.4 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Accumulated net realized gain in excess of distributions and decreased Capital in excess of par value and Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities. For the three months ended December 31, 2023, we recorded $0.4 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities.
For the nine months ended December 31, 2024, we recorded $1.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities. For the nine months ended December 31, 2023, we recorded $0.4 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions and Capital in excess of par value on our accompanying Consolidated Statements of Assets and Liabilities.
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

NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2024 and March 31, 2024, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.7 million and $1.0 million as of December 31, 2024 and March 31, 2024, respectively.
Financial Commitments and Obligations
We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of December 31, 2024 and March 31, 2024 to be insignificant.
The following table summarizes the principal balances of unused line of credit as of December 31, 2024 and March 31, 2024, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2024	March 31, 2024
Unused line of credit commitments	$4,817	$2,394
Total	$4,817	$2,394

NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Per Common Share Data:
Net asset value at beginning of period(A)	$12.49	$14.03	$13.43	$13.09
Income from investment operations(B)
Net investment income	0.03	0.28	0.57	0.49
Net realized gain	—	1.27	1.15	1.32
Net unrealized appreciation/(depreciation)	1.02	(1.36)	(0.43)	0.04
Total income from investment operations	1.05	0.19	1.29	1.85
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.16)	(0.43)	(0.64)	(0.84)
Cash distributions to common stockholders from net realized gains(C)	(0.08)	(0.81)	(0.78)	(1.12)
Discounts, commissions and offering costs	0.00	(0.01)	0.00	(0.01)
Net accretive effect of equity offering(D)	0.00	0.05	0.00	0.05
Total from equity capital activity	(0.24)	(1.20)	(1.42)	(1.92)
Other, net(B)(E)	—	(0.01)	—	(0.01)
Net asset value at end of period(A)	$13.30	$13.01	$13.30	$13.01

Per common share market value at beginning of period	$14.45	$12.74	$14.23	$13.25
Per common share market value at end of period	$13.25	$14.15	$13.25	$14.15
Total investment return(F)	(2.04)%	20.85%	2.95%	22.72%
Common stock outstanding at end of period(A)	36,837,381	35,351,954	36,837,381	35,351,954

Statement of Assets and Liabilities Data:
Net assets at end of period	$490,053	$459,941	$490,053	$459,941
Average net assets(G)	$460,414	$475,007	$473,082	$455,627

Senior Securities Data:
Total borrowings, at cost	$555,238	$419,838	$555,238	$419,838

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)	17.56%	11.23%	19.13%	13.78%
Ratio of net investment income to average net assets – annualized(I)	1.01%	8.21%	8.82%	4.80%
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
(D)During the three and nine months ended December 31, 2023, the accretive effect is a result of issuing common shares at a price above the then current NAV per share.
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
(H)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 22.12% and 14.70% for the three months ended December 31, 2024 and 2023, respectively, and 23.77% and 17.27% for the nine months ended December 31, 2024 and 2023, respectively.
(I)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment (loss) income to average net assets - annualized would have been (3.56)% and 4.73% for the three months ended December 31, 2024 and 2023, respectively, and 4.18% and 1.32% for the nine months ended December 31, 2024 and 2023, respectively.
NOTE 11. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES
In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the nine months ended December 31, 2024 and 2023.
NOTE 12. SUBSEQUENT EVENTS
Distributions and Dividends
•In January 2025, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 24, 2025	January 31, 2025	$0.08
February 19, 2025	February 28, 2025	0.08
March 19, 2025	March 31, 2025	0.08
	Total for the Quarter:	$0.24
Revolving Line of Credit

On February 10, 2025, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 10 to the Credit Facility with KeyBank, as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. The Credit Facility was amended to increase the size from $200.0 million to $250.0 million and update certain existing terms. The Credit Facility continues to include customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature.
Investment Advisory Agreement

On January 24, 2025, the Company entered into a new investment advisory and management agreement (the “New Advisory Agreement”) with the Adviser. The New Advisory Agreement, which was approved by the Company’s stockholders at a stockholders’ meeting on January 4, 2024, was entered into as a result of a change of control of the Adviser pursuant to the previously disclosed voting trust agreement, among David Gladstone, Lorna Gladstone, Laura Gladstone, Kent Gladstone and Jessica Martin, each as a trustee and collectively, as the board of trustees of the voting trust, the Adviser and certain stockholders of the Adviser. There are no changes to the terms, including the fee structure and services to be provided, of the prior Advisory Agreement in the New Advisory Agreement, other than the date and term of the New Advisory Agreement as compared to the prior Advisory Agreement. The New Advisory Agreement and the Advisory Agreement are collectively referred to herein as the Advisory Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, elevated interest rates and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone or David Dullum; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, or the general economy, including inflation; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and (12) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 8, 2024 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”). Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of December 31, 2024, our investment portfolio was comprised of 76.3% in debt investments and 23.7% in equity investments, at cost.
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
We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital Corporation and Gladstone Alternative Income Fund ("Gladstone Alternative") and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.
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
Our shares of common stock, our 5.00% Notes due 2026 (“5.00% 2026 Notes”), our 4.875% Notes due 2028 ("4.875% 2028 Notes"), our 8.00% Notes due 2028 (“8.00% 2028 Notes”) and our 7.875% Notes due 2030 (“7.875% 2030 Notes”) are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINN,” “GAINZ,” “GAINL,” and “GAINI,” respectively.

Business
Portfolio and Investment Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the nine months ended December 31, 2024, we invested in four new portfolio companies and exited two portfolio companies. From our initial public offering in June 2005 through December 31, 2024, we have invested in 62 companies, excluding investments in syndicated loans, for a total of approximately $2.0 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2024, we had unrecognized, contractual success fees of $52.8 million, or $1.43 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through December 31, 2024, we exited our investments of 32 portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $332.5 million in net realized gains and $42.0 million in other income upon exit, for a total increase to our net assets of $374.5 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 32 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution run rate by 100.0% from March 2011 through December 31, 2024, and allowed us to declare and pay 23 supplemental distributions to common stockholders from March 2012 through December 31, 2024.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2026, and currently have a total commitment amount of $250.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the nine months ended December 31, 2024, we issued our 7.875% 2030 Notes for gross proceeds of $126.5 million and sold 148,714 shares of our common stock under our common stock "at-the-market" program ("2024 Common Stock ATM Program") for gross proceeds of approximately $2.0 million. During the year ended March 31, 2024, we issued the 8.00% 2028 Notes for gross proceeds of $74.8 million and sold 3,097,162 shares of our common stock under our common stock "at-the-market" program ("2022 Common Stock ATM Program") for gross proceeds of approximately $44.5 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” further discussion of our common stock.
Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On December 31, 2024, the closing market price of our common stock was $13.25 per share, representing a 0.4% discount to our net asset value (“NAV”) of $13.30 per share as of December 31, 2024. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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
As of December 31, 2024, our asset coverage ratio on our senior securities representing indebtedness was 185.9%.
Investment Highlights
Investment Activity
During the nine months ended December 31, 2024, the following significant transactions occurred:
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

•In November 2024, we invested $27.2 million in a new portfolio company, Pyrotek Special Effects, Inc. ("Pyrotek"), in the form of $20.1 million of secured first lien debt and $7.1 million of preferred equity. Pyrotek, headquartered in Ontario, Canada, is a leading provider of special effects services and solutions for the live entertainment industry.

•In December 2024, we invested $5.0 million in Gladstone Alternative, one of our affiliated funds, through common equity. Gladstone Alternative is a registered, non-diversified, closed-end management investment company that operates as an interval fund.

•In December 2024, we invested $71.3 million in a new portfolio company, Nielsen-Kellerman, Inc. ("Nielsen-Kellerman"), in the form of $49.1 million of secured first lien debt and $22.2 million of preferred equity. Nielsen-Kellerman, headquartered in Boothwyn, Pennsylvania, designs, manufactures, and distributes a wide range of rugged, waterproof environmental measurement and sports performance instruments.

•In December 2024, we invested $78.7 million in a new portfolio company, Ricardo Defense, Inc. ("Ricardo"), in the form of $61.3 million of secured first lien debt and $17.4 million of preferred equity. Ricardo, headquartered in Troy, Michigan, with operations in California, Texas and Alabama and overseas, develops engineering and product solutions for U.S. Army vehicle and logistics programs.

Distributions and Dividends
•In January 2025, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 24, 2025	January 31, 2025	$0.08
February 19, 2025	February 28, 2025	0.08
March 19, 2025	March 31, 2025	0.08
	Total for the Quarter:	$0.24

Investment Advisory Agreement

On January 24, 2025, the Company entered into a new investment advisory and management agreement (the “New Advisory Agreement”) with the Adviser. The New Advisory Agreement, which was approved by the Company’s stockholders at a stockholders’ meeting on January 4, 2024, was entered into as a result of a change of control of the Adviser pursuant to the previously disclosed voting trust agreement, among David Gladstone, Lorna Gladstone, Laura Gladstone, Kent Gladstone and Jessica Martin, each as a trustee and collectively, as the board of trustees of the voting trust, the Adviser and certain stockholders of the Adviser. There are no changes to the terms, including the fee structure and services to be provided, of the prior Advisory Agreement in the New Advisory Agreement, other than the date and term of the New Advisory Agreement as compared to the prior Advisory Agreement. The New Advisory Agreement and the Advisory Agreement are collectively referred to herein as the Advisory Agreement.

Revolving Line of Credit

On February 10, 2025, we, through our wholly-owned subsidiary Gladstone Business Investment, LLC (“Business Investment”), entered into Amendment No. 10 to the Credit Facility with KeyBank National Association (“KeyBank”), as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. The Credit Facility was amended to increase the size from $200.0 million to $250.0 million and update certain existing terms. The Credit Facility continues to include customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 31, 2024 to the Three Months Ended December 31, 2023

	For the Three Months Ended December 31,
	2024	2023	$ Change	% Change
INVESTMENT INCOME
Interest income	$20,528	$21,699	$(1,171)	(5.4)%
Dividend and success fee income	843	1,382	(539)	(39.0)%
Total investment income	21,371	23,081	(1,710)	(7.4)%

EXPENSES
Base management fee	4,872	4,602	270	5.9%
Loan servicing fee	2,405	2,332	73	3.1%
Incentive fee	9,353	1,667	7,686	461.1%
Administration fee	405	450	(45)	(10.0)%
Interest expense	6,385	6,520	(135)	(2.1)%
Amortization of deferred financing costs and discounts	691	589	102	17.3%
Other	1,355	1,302	53	4.1%
Expenses before credits from Adviser	25,466	17,462	8,004	45.8%
Credits to fees from Adviser	(5,256)	(4,125)	(1,131)	27.4%
Total expenses, net of credits to fees	20,210	13,337	6,873	51.5%
NET INVESTMENT INCOME	1,161	9,744	(8,583)	(88.1)%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain	—	43,461	(43,461)	(100.0)%
Net unrealized appreciation (depreciation)	37,329	(46,626)	83,955	NM
Net realized and unrealized gain (loss)	37,329	(3,165)	40,494	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$38,490	$6,579	$31,911	485.0%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	36,727,873	34,351,597	2,376,276	6.9%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.03	$0.28	$(0.25)	(89.3)%
Net increase in net assets resulting from operations	$1.05	$0.19	$0.86	452.6%
NM - Not meaningful

Investment Income
Total investment income decreased $1.7 million, or 7.4%, for the three months ended December 31, 2024, as compared to the prior year period, primarily due to a decrease in interest income, and dividend and success fee income.
Interest income from our investments in debt securities decreased $1.2 million, or 5.4%, for the three months ended December 31, 2024, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the weighted-average principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.

The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2024 was $579.7 million, compared to $594.3 million for the prior year period. This decrease was primarily due to $61.5 million of pay-offs, restructurings, or write-offs of debt investments and $30.8 million of loans placed on non-accrual status after September 30, 2023, partially offset by $68.0 million of follow-on debt investments in existing portfolio companies and the origination of $20.5 million of new debt investments after September 30, 2023, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 14.0% for the three months ended December 31, 2024, compared to 14.4% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period.
As of December 31, 2024, our loans to B+T Group Acquisition, Inc. ("B+T"), Diligent Delivery Systems ("Diligent"), Edge Adhesives Holdings, Inc. ("Edge"), and J.R. Hobbs Co. – Atlanta, LLC ("J.R. Hobbs") were on non-accrual status, with an aggregate debt cost basis of $90.0 million. As of December 31, 2023, our loans to Edge, J.R. Hobbs and The Mountain Corporation were on non-accrual status, with an aggregate debt cost basis of $66.9 million.
As of December 31, 2024, Nocturne represented 10.9% of the total investment portfolio at fair value. As of March 31, 2024, SFEG Holdings, Inc. ("SFEG") represented 10.1% of the total investment portfolio at fair value.
Dividend and success fee income for the three months ended December 31, 2024 decreased $0.5 million from the prior year period. During the three months ended December 31, 2024, dividend and success fee income consisted of $0.8 million of success fee income. During the three months ended December 31, 2023, dividend and success fee income consisted of $1.4 million of success fee income.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased $6.9 million, or 51.5%, during the three months ended December 31, 2024, as compared to the prior year period, primarily due to an increase in incentive fees and base management fee, partially offset by an increase in fee credits from the Adviser.
In accordance with GAAP, during the three months ended December 31, 2024, we recorded a $7.5 million capital gains-based incentive fee compared to a $0.6 million reversal during the three months ended December 31, 2023. The capital gains-based incentive fee is a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $0.4 million, for the three months ended December 31, 2024, as compared to the prior year period, primarily due to a decrease in pre-incentive fee net investment income, partially offset by a decrease in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2024	2023
Average total assets subject to base management fee(A)	$974,400	$920,400
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	$4,872	$4,602
Credits to fees from Adviser - other(B)	(2,851)	(1,793)
Net base management fee	$2,021	$2,809

Loan servicing fee(B)	$2,405	$2,332
Credits to base management fee - loan servicing fee(B)	(2,405)	(2,332)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$1,887	$2,282
Incentive fee – capital gains-based(C)	7,466	(615)
Total incentive fee(B)	$9,353	$1,667
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$9,353	$1,667
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
Interest expense decreased $0.1 million, or 2.1%, during the three months ended December 31, 2024, as compared to the prior year period, primarily due to decreased borrowings on the Credit Facility, partially offset by an increase in the effective interest rate. The weighted-average balance outstanding under the Credit Facility during the three months ended December 31, 2024 was $41.9 million, compared to $77.4 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended December 31, 2024 was 11.8%, as compared to 9.2% in the prior year period. The increase in the effective interest rate on the Credit Facility was primarily a result of an increase in unused commitment fees on the undrawn portion of the Credit Facility, partially offset by lower interest rates on the drawn portion of the Credit Facility during the three months ended December 31, 2024.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31, 2024
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nocturne Luxury Villas, Inc.	$—	$13,680	$—	$13,680
The E3 Company, LLC	—	11,895	—	11,895
SFEG Holdings, Inc.	—	8,445	—	8,445
Schylling, Inc.	—	4,773	—	4,773
ImageWorks Display and Marketing Group, Inc.	—	3,269	—	3,269
UPB Acquisition, Inc.	—	2,063	—	2,063
J.R. Hobbs Co. - Atlanta, LLC	—	1,635	—	1,635
Brunswick Bowling Products, Inc.	—	1,488	—	1,488
Old World Christmas, Inc.	—	1,350	—	1,350
Ginsey Home Solutions, Inc.	—	1,189	—	1,189
The Maids International, LLC	—	1,101	—	1,101
Mason West, LLC	—	(1,671)	—	(1,671)
Horizon Facilities Services, Inc.	—	(1,725)	—	(1,725)
Galaxy Technologies Holdings, Inc.	—	(2,051)	—	(2,051)
PSI Molded Plastics, Inc.	—	(2,707)	—	(2,707)
Educators Resource, Inc.	—	(6,008)	—	(6,008)
Other, net (<$1.0 million, net)	—	603	—	603
Total	$—	$37,329	$—	$37,329

	Three Months Ended December 31, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Dema/Mai Holdings, Inc.	$—	$5,655	$—	$5,655
Nth Degree Investment Group, LLC	—	3,274	—	3,274
Educators Resources, Inc.	—	2,229	—	2,229
Brunswick Bowling Products, Inc.	—	1,319	—	1,319
ImageWorks Display and Marketing Group, Inc.	—	1,205	—	1,205
Counsel Press, Inc.	43,459	—	(43,566)	(107)
Horizon Facilities Service, Inc.	—	(1,204)	—	(1,204)
Home Concepts Acquisition, Inc.	—	(1,565)	—	(1,565)
Nocturne Villas Rentals, Inc.	—	(2,420)	—	(2,420)
Mason West, LLC	—	(2,484)	—	(2,484)
PSI Molded Plastics, Inc.	—	(4,401)	—	(4,401)
B+T Group Acquisition, Inc.	—	(4,811)	—	(4,811)
Other, net (<$1.0 million, net)	2	235	—	237
Total	$43,461	$(2,968)	$(43,566)	$(3,073)
Net Realized Gain (Loss)
During the three months ended December 31, 2024, we did not record any net realized gains or losses on investments. During the three months ended December 31, 2023, we recorded net realized gains on investments of $43.5 million, due to a $43.5 million realized gain from the exit of Counsel Press, Inc. ("Counsel Press").

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation of investments of $37.3 million for the three months ended December 31, 2024 was primarily due to an increase in the performance of certain of our portfolio companies and an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies, in addition to increased performance of certain of our other portfolio companies. These increases were partially offset by decreased performance of certain of our other portfolio companies.
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
Across our entire investment portfolio, we recorded net unrealized appreciation of $39.5 million on our equity positions and net unrealized depreciation of $2.2 million on our debt positions for the three months ended December 31, 2024. As of December 31, 2024, the fair value of our investment portfolio was more than the cost basis by $50.5 million, as compared to September 30, 2024, when the fair value of our investment portfolio was more than the cost basis by $13.2 million, representing net unrealized appreciation of $37.3 million for the three months ended December 31, 2024. Our entire portfolio had a fair value of 104.9% of cost as of December 31, 2024.

Comparison of the Nine Months Ended December 31, 2024 to the Nine Months Ended December 31, 2023

	For the Nine Months Ended December 31,
	2024	2023	$ Change	% Change
INVESTMENT INCOME
Interest income	$62,149	$60,369	$1,780	2.9%
Dividend and success fee income	3,965	3,289	676	20.6%
Total investment income	66,114	63,658	2,456	3.9%

EXPENSES
Base management fee	13,937	12,874	1,063	8.3%
Loan servicing fee	6,821	6,829	(8)	(0.1)%
Incentive fee	7,797	15,401	(7,604)	(49.4)%
Administration fee	1,478	1,306	172	13.2%
Interest expense	19,264	17,598	1,666	9.5%
Amortization of deferred financing costs and discounts	1,951	1,708	243	14.2%
Other	4,968	3,434	1,534	44.7%
Expenses before credits from Adviser	56,216	59,150	(2,934)	(5.0)%
Credits to fees from Adviser	(10,968)	(11,946)	978	(8.2)%
Total expenses, net of credits to fees	45,248	47,204	(1,956)	(4.1)%
NET INVESTMENT INCOME	20,866	16,454	4,412	26.8%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain	42,305	44,905	(2,600)	(5.8)%
Net unrealized (depreciation) appreciation	(15,725)	1,362	(17,087)	NM
Net realized and unrealized gain (loss)	26,580	46,267	(19,687)	(42.6)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$47,446	$62,721	$(15,275)	(24.4)%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	36,701,783	33,921,300	2,780,483	8.2%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.57	$0.49	$0.08	16.3%
Net increase in net assets resulting from operations	$1.29	$1.85	$(0.56)	(30.3)%
NM = Not Meaningful

Investment Income
Total investment income increased $2.5 million, or 3.9%, for the nine months ended December 31, 2024, as compared to the prior year period, primarily due to an increase in interest income, and dividend and success fee income.
Interest income from our investments in debt securities increased $1.8 million, or 2.9%, for the nine months ended December 31, 2024, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.
The weighted-average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2024 was $576.1 million, compared to $544.6 million for the prior year period. This increase was primarily due to $116.4 million of follow-on debt investments in existing portfolio companies, the origination of $67.3 million of new debt investments, partially offset by $61.5 million of pay-offs, restructurings, or write-offs of debt investments and $30.8 million of loans placed on non-accrual status after March 31, 2023, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 14.3% for the nine months ended December 31, 2024, compared to 14.5% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. During the nine months ended December 31, 2024 and 2023, we had no collections of past due interest.
As of December 31, 2024, our loans to B+T, Diligent, Edge, and J.R. Hobbs were on non-accrual status, with an aggregate debt cost basis of $90.0 million. As of December 31, 2023, our loans to Edge, J.R. Hobbs and The Mountain were also on non-accrual status, with an aggregate debt cost basis of $66.9 million.
As of December 31, 2024, Nocturne represented 10.9% of the total investment portfolio at fair value. As of March 31, 2024, SFEG represented 10.1% of the total investment portfolio at fair value.
Dividend and success fee income for the nine months ended December 31, 2024 increased $0.7 million, or 20.6% from the prior year period. During the nine months ended December 31, 2024, dividend and success fee income consisted of $2.5 million of success fee income and $1.4 million of dividend income. During the nine months ended December 31, 2023, dividend and success fee income consisted of $1.9 million of dividend income and $1.4 million of success fee income.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased $2.0 million, or 4.1%, during the nine months ended December 31, 2024, as compared to the prior year period, primarily due to a decrease in incentive fees, partially offset by an increase in interest expense, other expense and base management fee and a decrease in fee credits from the Adviser.
In accordance with GAAP, we recorded a $5.3 million capital gains-based incentive fee during the nine months ended December 31, 2024, compared to a $9.3 million capital gains-based incentive fee recorded during the nine months ended December 31, 2023. The capital gains-based incentive fee was a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $3.7 million for the nine months ended December 31, 2024, as compared to the prior year period, primarily due to a decrease in pre-incentive fee net investment income and an increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2024	2023
Average total assets subject to base management fee(A)	$929,133	$858,267
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%
Base management fee(B)	$13,937	$12,874
Credits to fees from Adviser - other(B)	(4,147)	(5,117)
Net base management fee	$9,790	$7,757

Loan servicing fee(B)	$6,821	$6,829
Credits to base management fee - loan servicing fee(B)	(6,821)	(6,829)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,481	$6,142
Incentive fee – capital gains-based(C)	5,316	9,259
Total incentive fee(B)	$7,797	$15,401
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$7,797	$15,401
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
Interest expense increased $1.7 million, or 9.5%, during the nine months ended December 31, 2024, as compared to the prior year period, primarily due to interest expense related to the 8.00% 2028 Notes issued in May 2023 and an increase in the effective interest rate, partially offset by decreased borrowings on the Credit Facility. The weighted-average balance outstanding on the Credit Facility during the nine months ended December 31, 2024 was $55.8 million as compared to $57.1 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the nine months ended December 31, 2024 was 11.1%, as compared to 10.2% in the prior year period. The increase in the effective interest rate on the Credit Facility was primarily a result of an increase in unused commitment fees on the undrawn portion of the Credit Facility during the nine months ended December 31, 2024.
Other expenses increased $1.5 million, or 44.7%, during the nine months ended December 31, 2024, as compared to the prior year period, due to an increase in bad debt expense and professional fees.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2024 and 2023 were as follows:

	Nine Months Ended December 31, 2024
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nocturne Luxury Villas, Inc.	$—	$18,668	$—	$18,668
The E3 Company, LLC	—	17,103	—	17,103
SFEG Holdings, Inc.	—	8,139	—	8,139
Schylling, Inc.	—	7,804	—	7,804
Old World Christmas, Inc.	—	6,084	—	6,084
UPB Acquisition, Inc.	—	5,049	—	5,049
ImageWorks Display and Marketing Group, Inc.	—	3,932	—	3,932
Ginsey Home Solutions, Inc.	—	3,574	—	3,574
J.R. Hobbs Co. - Atlanta, LLC	—	2,984	—	2,984
The Maids International, LLC	—	2,352	—	2,352
Dema/Mai Holdings, Inc.	—	1,272	—	1,272
Diligent Delivery Systems	—	(986)	—	(986)
Home Concepts Acquisition, Inc.	—	(1,238)	—	(1,238)
B+T Group Acquisition, Inc.	—	(2,303)	—	(2,303)
Edge Adhesives Holdings, Inc.	—	(2,402)	—	(2,402)
Nth Degree Investment Group, LLC	42,284	(7,195)	(38,028)	(2,939)
PSI Molded Plastics, Inc.	—	(4,474)	—	(4,474)
Educators Resource, Inc.	—	(5,507)	—	(5,507)
Mason West, LLC	—	(10,285)	—	(10,285)
Horizon Facilities Services, Inc.	—	(19,888)	—	(19,888)
Other, net (<$1.0 million, net)	21	(384)	4	(359)
Total	$42,305	$22,299	$(38,024)	$26,580

	Nine Months Ended December 31, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Counsel Press, Inc.	$43,459	$22,676	$(43,566)	$22,569
Nth Degree Investment Group, LLC	—	15,951	—	15,951
Educators Resource, Inc.	—	12,792	—	12,792
Brunswick Bowling Products, Inc.	—	9,630	—	9,630
Mason West, LLC	—	9,206	—	9,206
SFEG Holdings, Inc.	—	7,325	—	7,325
Dema/Mai Holdings, Inc.	—	3,780	—	3,780
Galaxy Technologies Holdings, Inc.	—	3,539	—	3,539
The Maids International, LLC	—	3,190	—	3,190
Utah Pacific Bridge & Steel, Ltd.	—	1,833	—	1,833
Ginsey Home Solutions, Inc.	—	1,476	—	1,476
Gladstone SOG Investments, Inc.	882	—	(93)	789
J.R. Hobbs Co. - Atlanta, LLC	—	(741)	—	(741)
Nocturne Luxury Villas, Inc.	—	(806)	—	(806)
Old World Christmas, Inc.	273	(1,394)	—	(1,121)
Diligent Delivery Systems	—	(1,207)	—	(1,207)
Home Concepts Acquisition, Inc.	—	(1,565)	—	(1,565)
PSI Molded Plastics, Inc.	—	(5,635)	—	(5,635)
Horizon Facilities Services, Inc.	—	(6,963)	—	(6,963)
Schylling, Inc.	—	(8,546)	—	(8,546)
ImageWorks Display and Marketing Group, Inc.	—	(9,071)	—	(9,071)
B+T Group Acquisition, Inc.	—	(10,107)	—	(10,107)
Other, net (<$1.0 million, net)	291	(313)	—	(22)
Total	$44,905	$45,050	$(43,659)	$46,296
Net Realized Gain (Loss)
During the nine months ended December 31, 2024, we recorded net realized gains on investments of $42.3 million, primarily due to a $42.3 million realized gain from the exit of Nth Degree. During the nine months ended December 31, 2023, we recorded net realized gains on investments of $44.9 million, primarily due to a $43.5 million realized gain from the exit of Counsel Press, $1.2 million of realized gains related to certain prior period exits and $0.3 million of realized gain from the recapitalization of Old World.
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation of investments of $15.7 million for the nine months ended December 31, 2024 was primarily due to the reversal of unrealized appreciation of Nth Degree upon exit and decreased performance of certain of our portfolio companies. These decreases were partially offset by an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies and increased performance of certain of our portfolio companies.
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
Across our entire investment portfolio, we recorded net unrealized depreciation of $27.0 million on our debt positions and appreciation of $11.3 million on our equity positions, for the nine months ended December 31, 2024. As of December 31, 2024, the fair value of our investment portfolio was more than the cost basis by $50.5 million, as compared to March 31, 2024, when the fair value of our investment portfolio was more than the cost basis by $66.2 million, representing net unrealized depreciation of $15.7 million for the nine months ended December 31, 2024. Our entire portfolio had a fair value of 104.9% of cost as of December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash used in operating activities for the nine months ended December 31, 2024 was $96.4 million compared to net cash used in operating activities of $75.7 million for the nine months ended December 31, 2023. This change was primarily due to an increase in purchases of investments.
Purchases of investments were $207.2 million during the nine months ended December 31, 2024, compared to $183.0 million during the nine months ended December 31, 2023. Aggregate net proceeds from the sale and recapitalization of investments and principal repayments of investments totaled $82.0 million during the nine months ended December 31, 2024, compared to $79.7 million during the nine months ended December 31, 2023.
As of December 31, 2024, we had equity investments in and/or loans to 26 portfolio companies with an aggregate cost basis of $1.0 billion. As of December 31, 2023, we had equity investments in and/or loans to 25 portfolio companies with an aggregate cost basis of $868.5 million.
The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
	2024	2023
Beginning investment portfolio, at fair value	$920,504	$753,543
New investments	178,844	61,258
Disbursements to existing portfolio companies	28,348	121,730
Unscheduled principal repayments	(33,500)	(27,500)
Net proceeds from sale and recapitalization of investments	(48,546)	(52,228)
Net realized gain on investments	42,305	44,614
Net unrealized (depreciation) appreciation of investments	22,299	45,050
Reversal of net unrealized depreciation (appreciation) of investments	(38,024)	(43,659)
Ending investment portfolio, at fair value	$1,072,230	$902,808

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2024:

Amount
For the remaining three months ending March 31, 2025	$49,060
For the fiscal years ending March 31:
2026	215,780
2027	219,486
2028	66,231
2029	100,394
Thereafter	129,506
Total contractual repayments	$780,457
Investments in equity securities	241,284
Total cost basis of investments held as of December 31, 2024:	$1,021,741

Financing Activities
Net cash provided by financing activities for the nine months ended December 31, 2024 was $96.3 million, which consisted primarily of $126.5 million of gross proceeds from the issuance of our 7.875% 2030 Notes, $24.5 million of net borrowings under the Credit Facility and $2.0 million of proceeds from issuance of common stock, net of expenses and shelf offering registration costs, partially offset by $52.1 million in distributions to common stockholders and $4.6 million of deferred financing and offering costs.
Net cash provided by financing activities for the nine months ended December 31, 2023 was $76.1 million, which consisted primarily of $74.8 million of gross proceeds from the issuance of our 8.00% 2028 Notes, $47.4 million of net borrowings under the Credit Facility and $25.0 million of proceeds from the issuance of common stock, net of expenses and shelf offering registration costs, partially offset by $67.4 million in distributions to common stockholders and $3.7 million of deferred financing and offering costs.
Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the nine months from April through December 2024, and a supplemental distribution of $0.70 per common share paid in October 2024. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared and paid by our Board of Directors in January 2025.
For the fiscal year ended March 31, 2024, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2024, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.4 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2024, we recorded $0.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions and Capital in excess of par value. For the nine months ended December 31, 2024, we recorded $1.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Overdistributed net investment income and Accumulated net realized gain in excess of distributions and decreased Capital in excess of par value.
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

Equity
Registration Statement
On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to $321.5 million of the securities registered under the registration statement.
Common Stock
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $75.0 million in the 2024 Common Stock ATM Program. As of December 31, 2024, we had remaining capacity to sell up to an additional $73.0 million of common stock under the 2024 Common Stock ATM Program.

In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “2022 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million in the 2022 Common Stock ATM Program. In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC to add B. Riley Securities, Inc. as a 2022 Sales Agent for the 2022 Common Stock ATM Program. The 2022 Common Stock ATM Program terminated in connection with our entry into the 2024 Common Stock ATM Program.
During the three and nine months ended December 31, 2024, we sold 148,714 shares of our common stock under the 2024 Common Stock ATM Program, with a weighted-average gross price of $13.64 per share and a weighted-average net price of $13.48 per share after deducting commissions and offering costs borne by us, raising approximately $2.0 million and $2.0 million of gross and net proceeds, respectively. All of these sales were above our then current estimated NAV per share.
During the three months ended December 31, 2023, we sold 1,456,279 shares of common stock under the 2022 Common Stock ATM Program, with a weighted-average gross price of $14.51 per share and a weighted-average net price of $14.28 per share after deducting commissions and offering costs borne by us, raising approximately $21.1 million and $20.8 million of gross and net proceeds, respectively. All of these sales were above our then current estimated NAV per share.
During the nine months ended December 31, 2023, we sold 1,760,449 shares of common stock under the 2022 Common Stock ATM Program, with a weighted-average gross price of $14.34 per share and a weighted-average net price of $14.12 per share after deducting commissions and offering costs borne by us, raising approximately $25.3 million and $24.9 million of gross and net proceeds, respectively. All of these sales were above our then current estimated NAV per share.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. As of December 31, 2024, the closing market price of our common stock was $13.25 per share, representing a 0.4% discount to our NAV per share of $13.30 as of December 31, 2024.

Revolving Line of Credit

We, through our wholly-owned subsidiary, Business Investment, are party to a Credit Facility with KeyBank, as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. As of December 31, 2024, the Credit Facility provided for maximum borrowings of $200.0 million, with a revolving period end date of October 30, 2026 and a maturity date of October 30, 2028. As of the date of this report, the Credit Facility provides for maximum borrowings of $250.0 million. See "Overview - Revolving Line of Credit".
As of December 31, 2024, advances under the Credit Facility generally bore interest at 30-day Term SOFR, subject to a floor of 0.35%, with a SOFR credit spread adjustment of 10 basis points, plus a margin of 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount.

At December 31, 2024, we had $91.5 million of borrowings outstanding on the Credit Facility and as of the date of this report, we had $89.4 million outstanding under the Credit Facility.
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
Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $412.9 million as of December 31, 2024, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2024, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $943.9 million, asset coverage on our senior securities representing indebtedness of 185.9%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2024, we had availability, after adjustments for various constraints based on collateral quality, of $108.5 million under the Credit Facility and were in compliance with all covenants under the Credit Facility.

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
7.875% Notes due 2030
In December 2024, we completed a public offering of the 7.875% 2030 Notes with an aggregate principal amount of $126.5 million, which resulted in net proceeds of approximately $122.4 million after deducting underwriting discounts, commissions and offering costs borne by us. The 7.875% 2030 Notes are traded under the ticker symbol “GAINI” on Nasdaq. The 7.875% 2030 Notes will mature on February 1, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2027. The 7.875% 2030 Notes bear interest at a rate of 7.875% per year (which equates to $10.0 million per year), payable quarterly in arrears.
The indenture relating to the 7.875% 2030 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 7.875% 2030 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The 7.875% 2030 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $4.1 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending February 1, 2030, the maturity date.
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2024 and March 31, 2024, we had unrecognized, contractual off-balance sheet success fee receivables of $52.8 million and $44.9 million (or approximately $1.43 and $1.23 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of December 31, 2024 to be insignificant.
The following table shows our contractual obligations as of December 31, 2024, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$91,500	$—	$—	$91,500	$—
Notes payable	463,738	—	127,938	209,300	126,500
Interest payments on obligations(C)	136,561	36,757	63,164	35,810	830
Total	$691,799	$36,757	$191,102	$336,610	$127,330
(A)Excludes unused line of credit commitments to our portfolio companies in the aggregate principal of $4.8 million.
(B)Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on the Credit Facility, 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2024.
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
The following table reflects risk ratings for all loans in our portfolio as of December 31, 2024 and March 31, 2024:

Rating	December 31, 2024	March 31, 2024
Highest	9.0	9.0
Average	6.9	6.6
Weighted-average	7.4	6.9
Lowest	3.0	3.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both December 31, 2024 and March 31, 2024.
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
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and up to approximately 10% at fixed rates. As of December 31, 2024 and March 31, 2024, all of our variable-rate loans have rates associated with the current 30-day SOFR rate, and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	December 31, 2024	March 31, 2024
Variable rates with a floor	100.0%	100.0%
Fixed rates	—%	—%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the nine months ended December 31, 2024 from those included in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2024 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement.”

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

4.6
Fifth Supplemental Indenture between Gladstone Investment Corporation and UMB Bank, National Association, dated as of December 17, 2024, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed December 17, 2024.

10.1*
Amendment No. 10 to Fifth Amended and Restated Credit Agreement, dated as of February 10, 2025 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto.

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of December 31, 2024 and March 31, 2024, (ii) the Consolidated Statements of Operations for the three and nine months ended December 31, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended December 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2024 and 2023, (v) the Consolidated Schedules of Investments as of December 31, 2024 and March 31, 2024, and (vi) the Notes to Consolidated Financial Statements.

All other exhibits for which provision is made in the applicable regulations of the SEC are not required under the related instruction or are inapplicable and therefore have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Taylor Ritchie
Taylor Ritchie
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Date: February 12, 2025