Form 10-K
period 2025-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2025-05-13
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES   NO
The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2024, based on the closing price on that date of $14.45 on the Nasdaq Global Select Market, was $516,308,967. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 36,837,381 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 12, 2025.
Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended March 31, 2025.

GLADSTONE INVESTMENT CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
MARCH 31, 2025

FORWARD-LOOKING STATEMENTS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, elevated interest rates, tariffs and trade wars and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone or David Dullum; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, or the general economy, including inflation; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and (12) those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K (this “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from our historical performance. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed, or in the future may file, with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Annual Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the "Securities Act").
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
As of March 31, 2025, shares of our common stock, our 5.00% Notes due 2026 (“5.00% 2026 Notes”), our 4.875% Notes due 2028 (“4.875% 2028 Notes”), our 8.00% Notes due 2028 ("8.00% 2028 Notes") and our 7.875% Notes due 2030 ("7.875% 2030 Notes") are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINN,” “GAINZ,” "GAINL," and "GAINI" respectively.
Investment Adviser and Administrator

We are externally managed by the Adviser, an affiliate of ours and an SEC-registered investment adviser, pursuant to an investment advisory and management agreement, as amended and/or restated from time to time (the “Advisory Agreement”). We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser. Each of the Adviser and the Administrator are privately-held companies that are indirectly owned by David Gladstone, our chairman and chief executive officer. David Dullum, our president, also serves as the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary, also serves as the Administrator’s president, general counsel, and secretary, as well as the executive vice president of administration of the Adviser. Mr. Gladstone also serves on the board of directors of the Adviser, the board of managers of the Administrator, and as an executive officer of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; Gladstone Land Corporation (“Gladstone Land”), a publicly-traded real estate investment trust; and Gladstone Alternative Income Fund ("Gladstone Alternative"), a registered, non-diversified, closed-end management investment company that operates as an interval fund (together with “Gladstone Commercial,” “Gladstone Capital,” and "Gladstone Land," collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.
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
Investment Objectives and Strategy
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States ("U.S."). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments in a particular portfolio company generally totaling up to $75 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of March 31, 2025, our investment portfolio was comprised of 73.3% in debt investments and 26.7% in equity investments, at cost.
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
We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital and Gladstone Alternative and any future BDC or registered closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.
In general, our investments in debt securities have a term of five years, accrue interest at variable rates based on the 30 day Secured Overnight Financing Rate ("SOFR") and, to a lesser extent, at fixed rates. As of March 31, 2025, our loan portfolio consisted of 100.0% variable rate loans with floors, based on the total principal balance of all outstanding debt investments.
We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement such as a success fee or, to a lesser extent, deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the portfolio company. Some debt securities may have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” (“PIK”) interest. As of March 31, 2025, we did not have any securities with a PIK feature.
Typically, our investments in equity securities take the form of common stock, preferred stock, limited liability company interests, warrants or options to purchase any of the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt. From our initial public offering in 2005 through March 31, 2025, we invested in 62 companies, excluding investments in syndicated loans.

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
Investment Concentrations
As of March 31, 2025, our investment portfolio consisted of investments in 25 portfolio companies located in 19 states or countries across 16 different industries with an aggregate fair value of $979.3 million. Our investments in SFEG Holdings, Inc. ("SFEG"), Ricardo Defense, Inc. ("Ricardo"), Brunswick Bowling Products, Inc. ("Brunswick"), Nielsen-Kellerman Acquisition Corp. ("Nielsen-Kellerman") and The E3 Company, LLC ("E3") represented our five largest portfolio investments at fair value and collectively comprised $401.7 million, or 41.0%, of our total investment portfolio at fair value as of March 31, 2025.

The following table summarizes our investments by security type as of March 31, 2025 and 2024:

	March 31, 2025				March 31, 2024
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$584,026	62.2%	$514,334	52.5%	$513,425	60.1%	$474,856	51.6%
Secured second lien debt	103,956	11.1%	103,580	10.6%	144,958	16.9%	138,703	15.0%
Total debt	687,982	73.3%	617,914	63.1%	658,383	77.0%	613,559	66.6%

Preferred equity	201,487	21.5%	302,163	30.9%	145,070	17.0%	213,480	23.2%
Common equity/equivalents	49,597	5.2%	59,243	6.0%	50,837	6.0%	93,465	10.2%
Total equity/equivalents	251,084	26.7%	361,406	36.9%	195,907	23.0%	306,945	33.4%
Total investments	$939,066	100.0%	$979,320	100.0%	$854,290	100.0%	$920,504	100.0%
Our investments at fair value consisted of the following industry classifications as of March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$170,360	17.4%	$264,535	28.7%
Home and Office Furnishings, Housewares, and Durable Consumer Products	159,236	16.3%	160,038	17.3%
Aerospace and Defense	107,869	10.9%	29,064	3.2%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	105,432	10.8%	92,781	10.1%
Leisure, Amusement, Motion Pictures, and Entertainment	78,460	8.0%	39,350	4.3%
Electronics	71,573	7.2%	—	—%
Oil and Gas	69,589	7.1%	51,171	5.6%
Buildings and Real Estate	69,320	7.1%	60,431	6.6%
Healthcare, Education, and Childcare	51,501	5.3%	49,638	5.4%
Mining, Steel, Iron and Non-Precious Metals	41,010	4.2%	30,537	3.3%
Cargo Transport	12,624	1.3%	13,500	1.5%
Printing and Publishing	11,681	1.2%	14,238	1.5%
Chemicals, Plastics, and Rubber	11,612	1.2%	20,363	2.2%
Hotels, Motels, Inns, and Gaming	—	—%	77,366	8.4%
Other < 2.0%	19,053	2.0%	17,492	1.9%
Total investments	$979,320	100.0%	$920,504	100.0%
Our investments at fair value were included in the following geographic regions of the U.S and Canada as of March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
United States
South	$317,294	32.4%	$346,838	37.7%
Midwest	227,415	23.2%	141,925	15.4%
West	222,062	22.7%	223,871	24.3%
Northeast	182,669	18.7%	207,870	22.6%
Canada	29,880	3.0%	—	—%
Total investments	$979,320	100.0%	$920,504	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Process
Overview of Investment and Approval Process
To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, David Dullum, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which currently is composed of Messrs. Gladstone and Dullum, as well as John Sateri and Laura Gladstone. If this LOI is issued, then the Adviser and Gladstone Securities, LLC (“Gladstone Securities”) (collectively, the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment.
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
•Value- and Income-Orientation and Positive Cash Flow: Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value- and income-orientation. In seeking value, we focus on established companies in which we can invest at relatively low multiples of EBITDA, and that have positive operating cash flow at the time of investment. In seeking income, we typically invest in companies that generate relatively stable to growing sales, cash flows, and EBITDA to fixed charges coverage, which provides some assurance that the companies will be able to service their debt. We do not expect to invest in high-risk early stage companies or companies with what we believe to be speculative business plans.
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
•Enterprise Collateral Value: The projected enterprise valuation of the business, based on market based comparable cash flow multiples, is an important factor in our investment analysis in determining the collateral coverage of our debt securities.
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

Competitive Advantages
A large number of entities compete with us and make the types of investments that we seek to make in Lower Middle Market companies. Such competitors include private equity funds, leveraged buyout funds, other BDCs, other equity and non-equity based investment funds, and other financing sources, including commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources or are able to access capital more cost effectively. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish a larger portfolio of investments. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. However, we believe that we have the following competitive advantages over many other providers of financing to Lower Middle Market companies.
Management Expertise
Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser's investment committee for the Company is comprised of Messrs. Gladstone, Dullum and Sateri and Ms. Gladstone, each of whom have a wealth of experience in our area of operation. Ms. Gladstone and Messrs. Gladstone and Sateri also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Ms. Gladstone has over 20 years of experience in investing in middle market companies and is a managing director of the Adviser. Each of Messrs. Gladstone, Dullum and Sateri (also a managing director of the Adviser) have over 30 years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Mr. Gladstone also has principal management responsibility for the Adviser as an executive officer, and has worked at the Gladstone companies for more than 20 years. These four individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to Lower Middle Market companies. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.
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
Valuation Process
Our Board of Directors has approved investment valuation policies and procedures pursuant to Rule 2a-5 (the “Policy”) and designated the Adviser to serve as the Board of Directors’ valuation designee (“Valuation Designee”) under the 1940 Act.
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
Transactions with Related Parties
Investment Advisory and Management Agreement
Pursuant to our Advisory Agreement, we pay the Adviser certain fees as compensation for its services, consisting of a base management fee and an incentive fee, each as described below. Our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, unanimously approved the Advisory Agreement. Our Board of Directors considered the following factors as the basis for its decision to approve the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our stockholders, (2) the investment performance of the Company and the Adviser, (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company, (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors, (5) the fee structure of the advisory and administrative agreements of comparable funds, (6) indirect profits to the Adviser created through the Company and (7) in light of the foregoing considerations, the overall fairness of the advisory fees paid under the Advisory Agreement.

On January 24, 2025, the Company entered into the Advisory Agreement, which was approved by the Company's stockholders at a stockholders' meeting on January 4, 2024, as a result of a change of control of the Adviser pursuant to a previously disclosed voting trust agreement. There are no changes to the terms, including the fee structure and services to be provided, of the prior Advisory Agreement other than the date and term of the Advisory Agreement.
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

For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, consulting fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued by us during the calendar quarter, minus our operating expenses for the quarter. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Quarterly Incentive Fee Based on Net Investment Income
Pre-incentive fee net investment income
(expressed as a percentage of the value of net assets)
Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. For the years ended March 31, 2025 and 2024, capital gains-based incentive fees of $4.9 million and $1.1 million, respectively, were contractually due and paid to the Adviser. For the year ended March 31, 2023, no capital gains-based incentive fees were contractually due and paid to the Adviser.
In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. For the years ended March 31, 2025, 2024 and 2023, we recorded/(reversed) capital gains-based incentive fees of $7.4 million, $12.7 million and $(0.3) million, respectively.
Loan Servicing Fee Pursuant to Credit Facility
The Adviser also services the loans held by our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”) (the borrower under our Credit Facility), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under our Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (less any uninvested cash or cash equivalents resulting from borrowings) during any given calendar year, we treat the payment of the loan servicing fee pursuant to our Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally, and irrevocably credited back to us by the Adviser.
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
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter that the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 9, 2024, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2025. For the years ended March 31, 2025, 2024 and 2023, administration fees were $1.9 million, $1.8 million and $1.8 million, respectively.

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
Qualification as a RIC
If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long-term capital gain in excess of realized net short-term capital loss) that we timely distribute (or are deemed to distribute) to our stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year (or November 30 or December 31 of that year if we are permitted to elect and so elect) and (iii) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. For the calendar years ended December 31, 2024, 2023 and 2022, we incurred $1.2 million, $1.2 million and $1.3 million, respectively, in excise taxes. As of March 31, 2025, there was no capital loss carryforward.
Taxation of Our U.S. Stockholders
The following summary generally describes certain U.S federal income tax consequences of an investment in our shares beneficially owned by U.S. stockholders. If you are not a U.S. stockholder this section does not apply to you. Whether an investment is appropriate for a U.S. stockholder will depend upon that person's particular circumstances. An investment by a U.S. stockholder may have adverse tax consequences. U.S. stockholders are urged to consult their tax advisors about the U.S. tax consequences of investing in the fund.

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

Any distribution declared by us in October, November or December of any calendar year, payable to our stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by our stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the later of the extended due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November, December rule described above. For the fiscal year ended March 31, 2025, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $36.7 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2026 as having been paid in the fiscal year ended March 31, 2025. In addition, for the fiscal year ended March 31, 2025, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2026 as having been paid in the fiscal year ended March 31, 2025.
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
We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the years ended March 31, 2025, 2024 and 2023, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.
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
As of March 31, 2025, 96.1% of our assets were qualifying assets.
Asset Coverage
Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that is stock. In either case, we may only issue such senior securities if such class of senior securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act, of at least 150%. As of March 31, 2025, our asset coverage on our senior securities representing indebtedness was 204.4%.
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
Summary Risk Factors
Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in Item 1A. “Risk Factors” of this Annual Report, together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks, as well as certain other risks that you should carefully consider before deciding to invest in our securities.
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
Staffing
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator dedicates all of his or her time to us. However, we expect that 20 to 25 full-time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2025 and all of calendar year 2026.
As of March 31, 2025, the Adviser and Administrator collectively had 74 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive management
23	Accounting, administration, compliance, human resources, legal, and treasury
39	Investment management, portfolio management, and due diligence
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
•prepayment rates, delinquency rates and the timing and amount of servicer advances;
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
Given the volatility and dislocation that the capital markets have experienced from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in U.S. or global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, significant changes in the capital markets have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

Tariffs may adversely affect us or our portfolio companies.

Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs could increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.

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
One of the factors that influences the price of our securities is the distribution yield on our securities (as a percentage of the price of our securities) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of our securities to expect a higher distribution yield. In addition, higher interest rates have increased our borrowing costs. As a result, higher market interest rates could to cause the market price of our securities to decrease.
Changes in interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.
Generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our securities. As interest rates increase, generally, the cost of borrowing under our Credit Facility increases, which may affect our ability to make new investments on favorable terms or at all. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on SOFR. If interest rates increase, the operating performance of certain of our portfolio companies may be affected by increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that increases in interest rates make it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans.

Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. If interest rates remain elevated or rise again in the future, it could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.
Conversely, reduced interest rates, including recent rate decreases, will result in a decrease in our total investment income unless offset by interest rate floors or an increase in the spread of our debt investments with variable interest rates. In addition, our net investment income could decrease if there is no reduction or credit to the base management or incentive fees that we pay to the Adviser or if we are unable to refinance our fixed rate debt obligations or issue new fixed rate debt at lower rates. In addition, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require the Adviser and its investment professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
A change in interest rates may adversely affect our profitability and any hedging strategy may expose us to additional risks.
We use combination of equity and long-term and short-term borrowings to finance our investment activities. As a result, a portion of our income depends upon the spread between the rate at which we borrow funds and the rate at which we loan these funds. An increase or decrease in interest rates could reduce the spread between the rate at which we invest and the rate at which we borrow, and thus, adversely affect our profitability if we have not appropriately hedged against such event. Alternatively, interest rate hedging arrangements may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio.
Ultimately, we expect approximately 90% of the loans in our portfolio to be at variable rates determined on the basis of the SOFR and approximately up to 10% to be at fixed rates. As of March 31, 2025, based on the total principal balance of debt investments outstanding, our portfolio consisted of 100.0% of loans at variable rates with floors.
As of March 31, 2025, we did not have any hedging arrangements, such as interest rate hedges, in place. While hedging arrangements may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to receive payments pursuant to a hedging arrangement is linked to the ability of the counter-party to that hedging arrangement to make the required payments. To the extent that the counter-party to the hedging arrangement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.
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
•Lower Middle Market businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan(s) may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of realizing on any guaranties we may have obtained from the borrower’s management. As of March 31, 2025, loans to four portfolio companies were on non-accrual status with an aggregate debt cost basis of $90.2 million, or 13.1% of the cost basis of all debt investments in our portfolio. We cannot assure you that our efforts to improve profitability and cash flows of these companies will prove successful. In some of our loans we expect to be subordinated to a senior lender and our security interest in any collateral would, accordingly, likely be second lien and subordinate to another lender’s security interest.
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
Our total investment in one or more companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented 41.0% and 42.7% of the fair value of our total portfolio as of March 31, 2025 and 2024, respectively. Any disposition of a significant investment in one or more portfolio companies may negatively impact our net investment income and limit our ability to pay distributions.
We typically invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which subjects us to the risks associated with change in control transactions.
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
As of March 31, 2025, we had investments in 25 portfolio companies, the five largest of which included SFEG, Ricardo, Brunswick, Nielsen-Kellerman and E3 and comprised $401.7 million, or 41.0%, of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, as well as Credit Facility requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. A downturn in a particular industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of March 31, 2025, our largest industry concentration was in Diversified/Conglomerate Services, representing 17.4% of our total investments, at fair value.
Volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.
Our portfolio includes companies related to the oil and gas industry with the fair value of these investments representing approximately $69.6 million, or 7.1% of our total portfolio at fair value, as of March 31, 2025. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have from time to time experienced volatility, including rapid and significant changes in prices, and such volatility could continue or increase in the future. A substantial decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flows, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. Any decline in oil prices, especially for a prolonged period, could therefore have a material adverse effect on our business, financial condition and results of operations.
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
We will have a continuing need for capital to finance our investments. As of March 31, 2025, we, through our wholly-owned subsidiary, Business Investment, had no borrowings outstanding under our Credit Facility, which provides for maximum borrowings of $270.0 million, with a revolving period end date of October 30, 2026 (the “Revolving Period End Date”). Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions and covenants set forth in the credit agreement. Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policy without the lenders’ consent. Our Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors in the borrowing base. Additionally, our Credit Facility contains a performance guarantee that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $412.9 million as of March 31, 2025; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2025, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $953.3 million, asset coverage on our senior securities representing indebtedness of 204.4%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of

March 31, 2025, we were in compliance with all covenants under our Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.
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
If our Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on October 30, 2028 (two years after the Revolving Period End Date). Subject to certain terms and conditions, our Credit Facility may be expanded to a total of $300.0 million through additional commitments of existing or new lenders. However, if such lenders are unwilling to provide additional commitments under the terms of our Credit Facility, we will be unable to expand our Credit Facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guaranty that we will be able to renew, extend or replace our Credit Facility upon its Revolving Period End Date on terms that are favorable to us, if at all. Our ability to expand our Credit Facility, and to obtain replacement financing at or before the time of its Revolving Period End Date, will be constrained by then current economic conditions affecting the credit markets. In the event that we are not able to expand our Credit Facility, or to renew, extend or refinance our Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.
If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue common equity to repay amounts outstanding under our Credit Facility. Depending upon the trading prices of our common stock (and with the approval of our independent directors and stockholders), such an equity offering may have a dilutive impact on our existing stockholders’ interest in our earnings, assets and voting interest in us. If we are able to renew, extend or refinance our Credit Facility prior to maturity, renewal, extension or refinancing, it could potentially result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds to fund investments or maintain distributions to stockholders.
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
There can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:
•Senior Securities: We may issue "senior securities representing indebtedness" (including borrowings under our Credit Facility, our 5.00% 2026 Notes, our 4.875% 2028 Notes, our 8.00% 2028 Notes and our 7.875% 2030 Notes) and "senior securities that are stock", up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue senior securities representing indebtedness and senior securities which are stock, in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 150% on each such senior security immediately after each issuance of each such senior security. As a result of issuing senior securities (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 150%. If the aggregate fair value of our assets declines, we might be unable to satisfy that 150% requirement. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness, pay dividends on our preferred stock or for offering costs will not be available for distributions to common stockholders. Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of "senior securities representing indebtedness". However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of "senior securities that are stock".
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
The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested and, if we incur additional leverage, this potential will be further magnified. We have incurred leverage in the past and currently incur leverage through the Credit Facility, the 5.00% 2026 Notes, the 4.875% 2028 Notes, the 8.00% 2028 Notes and 7.875% 2030 Notes and, from time to time, may incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities to, banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(A)	(25.96)%	(15.87)%	(5.79)%	4.29%	14.37%
(A)The hypothetical return to common stockholders is calculated by multiplying our total assets as of March 31, 2025 by the assumed rates of return and subtracting all interest on our debt expected to be paid during the twelve months following March 31, 2025, and then dividing the resulting difference by our total net assets attributable to common stock as of March 31, 2025. Based on $1.0 billion in total assets, no borrowings outstanding on our Credit Facility, $127.9 million of 5.00% 2026 Notes, at cost, $134.6 million of 4.875% 2028 Notes, at cost, $74.8 million of 8.00% 2028 Notes, at cost, $126.5 million of 7.875% 2030 Notes, at cost, and $499.1 million in net assets as of March 31, 2025.
Based on an aggregate outstanding indebtedness of $463.7 million, at cost, as of March 31, 2025, the effective annual cash interest rate of 6.2% as of that date, our investment portfolio at fair value would have to produce an annual return of at least 3.0% to cover annual interest payments on the outstanding debt.

Risks Related to Our Regulation and Structure
We will be subject to corporate-level tax if we are unable to satisfy the Code requirements for RIC qualification.
To maintain our qualification as a RIC, we must maintain our status as a BDC and meet annual distribution, income source, and asset diversification requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we may receive with respect to debt investments generally create original issue discount (“OID”), which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. As of March 31, 2025, we did not have investments with OID or a PIK feature. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock.
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
Risks Related to Our External Management
We are dependent upon our key management personnel and the key management personnel of the Adviser, particularly David Gladstone and David Dullum, and on the continued operations of the Adviser, for our future success.
We have no employees. Our chief executive officer, chief operating officer, chief financial officer and treasurer, chief valuation officer, and the employees of the Adviser do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone and David Dullum for their experience, skills, and networks. Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives.
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
In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2025, our Board of Directors has approved the following types of transactions:
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

•Pursuant to the Co-Investment Order, we may co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital, Gladstone Alternative and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing subject to the conditions in the Co-Investment Order.
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
Risks Related to the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes (collectively, the "Notes")
The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).
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
At any time with respect to the 5.00% 2026 Notes and the 4.875% 2028 Notes, on or after August 1, 2025, with respect to the 8.00% 2028 Notes and on or after February 1, 2027, with respect to the 7.875% 2030 Notes, we may choose to redeem the Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, and we redeem the Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

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

Recent technological advances in artificial intelligence and machine learning technology pose risks to our Company and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

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
We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, rapidly changing valuation of our portfolio companies, placing and removing investments on non-accrual status, the degree to which we encounter competition in our markets, the ability to sell investments at attractive terms, the ability to fund and close suitable investments, and general economic conditions, including the impacts of inflation and elevated interest rates. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to service and repay our loans. In addition, any potential future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

Risk Management and Strategy
Our Adviser and Administrator have implemented ongoing processes that are designed to continually identify, assess, manage, monitor and mitigate the dynamic and evolving material risks to us from cybersecurity threats. Our Adviser’s and Administrator’s resource management, information technology ("IT") and compliance departments work in conjunction with an independent third-party information technology service provider (“ISP”) engaged by our Adviser to manage our information technology strategy. The ISP regularly performs cyber assessments and assists our Adviser and Administrator in monitoring our cyber and information security programs. The ISP proposes recommendations for improvements to our Adviser’s Head of Resource Management, Director of IT and Chief Compliance Officer ("CCO"), which then are considered by other relevant officers of our Adviser and Administrator before implementation.
In addition, regular ongoing cybersecurity threat risk assessments, which also cover third-party business applications, are performed throughout the year and reported to our officers and Board of Directors by our CCO no less than quarterly. Cybersecurity risks are assessed in general as part of the overall enterprise risk management for us, but also specifically between the ISP and our Adviser and Administrator in monitoring and determining not only the risks but also in assessing corresponding processes and procedures to mitigate those risks appropriately.
Our ISP constantly monitors information technology risk and cybersecurity threats globally. When risks are detected, the Director of IT, Head of Resource Management and CCO consult with the ISP to assess if the risk is a cybersecurity threat to our information technology systems or data. If a risk to our information systems or data is identified, we, through our Adviser and Administrator, work in conjunction with the ISP to implement recommended processes, improvements, or safeguards to our systems or processes to address the risks as needed. Relevant examples of such efforts include but are not limited to:
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

Contractually, we require the ISP to annually provide a third-party report on its systems and on the suitability of the design and operating effectiveness of its controls relevant to information and cyber security. In addition to the ongoing dialogue and technology interaction between the Director of IT, our Adviser and Administrator and the ISP, any significant findings in these reports are shared with us, including our Board of Directors and other officers, to enhance ongoing monitoring and assessment of our information technology and cybersecurity risk management.
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
Our Head of Resources Management, who is also a member of our Board of Directors, and our CCO lead our cybersecurity program. Our Head of Resources Management has more than 30 years of overall experience and more than 20 years directly assessing and managing our cyber information technology and human resources systems, and the associated security concerns. Our CCO has more than 30 years of overall experience as a CPA, with more than 15 years managing information technology systems and databases, and more than 15 years supporting our Adviser’s and Administrator’s resource management department. This includes identifying, assessing, mitigating, and monitoring cyber information security risks. Our Director of IT has over 20 years of experience in IT, with a focus in the implementation of information security projects to enhance organizations' resilience against emerging threats and has collaborated closely with security vendors/partners to contain and address cybersecurity incidents. These managers, as well as other management personnel, attend various professional continuing education programs, which include cybersecurity matters. Certain members of our Board of Directors have, or previously held, positions with other companies, including other public companies, that involved managing risks associated with their cyber and information technology systems.
ITEM 2.    PROPERTIES
We do not own any real estate or other physical properties material to our operations. The Adviser is the current leaseholder of all properties in which we operate. We occupy these premises pursuant to our Advisory Agreement and Administration Agreement with the Adviser and Administrator, respectively.
ITEM 3.    LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on Nasdaq under the symbol “GAIN.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on Nasdaq, the intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through May 12, 2025.

Quarter Ended/Ending	NAV(A)	Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
		High	Low
Fiscal Year ended March 31, 2024:
6/30/2023	$12.99	$13.91	$12.53	7%	(4)%	$0.3600	(C)
9/30/2023	$14.03	$13.88	$12.44	(1)%	(11)%	$0.3600	(C)
12/31/2023	$13.01	$14.92	$12.14	15%	(7)%	$1.2400	(C)
3/31/2024	$13.43	$14.96	$13.30	11%	(1)%	$0.2400

Fiscal Year ended March 31, 2025:
6/30/2024	$13.01	$14.55	$13.66	12%	5%	$0.2400
9/30/2024	$12.49	$14.58	$12.46	17%	—%	$0.2400
12/31/2024	$13.30	$14.85	$12.81	12%	(4)%	$0.9400	(D)
3/31/2025	$13.55	$14.01	$12.54	3%	(7)%	$0.2400

Fiscal Year ending March 31, 2026:
6/30/2025 (through May 12, 2025)	*	$14.11	$11.42	*	*	$0.7800	(E)
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
(C)Includes $0.12, $0.12, $0.12 and $0.88 per common share supplemental distributions paid in June 2023, September 2023, November 2023 and December 2023, respectively.
(D)Includes a $0.70 per common share supplemental distribution paid in October 2024.
(E)Includes a $0.54 per common share supplemental distribution to be paid in June 2025.
* Not yet available, as the NAV per share as of the end of this quarter has not yet been finalized.
As of May 12, 2025, there were 22 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”
Distributions
We generally intend to distribute, in the form of cash distributions, up to 100% of our Investment Company Taxable Income, if any, to our stockholders in the form of monthly distributions. We may retain some or all of our net realized long-term capital gains, if any, and designate them as a deemed distribution to supplement our equity capital and support the growth of our portfolio, but we may also distribute all or a portion of such gains to stockholders in cash. For the years ended March 31, 2025 and 2024, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders. Our Credit Facility also generally restricts distributions on our common stock to the sum of certain amounts, including, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the fiscal year ended March 31, 2025.

Purchases of Equity Securities
We did not repurchase any shares of our stock during the fourth quarter ended March 31, 2025.
Stock Performance Graph
The following graph shows the total stockholder return on an investment of $100 in cash on March 31, 2020 for (i) our common stock, (ii) the Nasdaq’s 100 Total Return index (“Nasdaq 100 TR”), (iii) the Russell 1000 Total Return index (“Russell 1000 TR”) and (iv) the Standard and Poor’s BDC index (“S&P BDC”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

Comparison Cumulative Total Return on Investment (in dollars)
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
3/31/20
3/31/21
3/31/22
3/31/23
3/31/24
3/31/25
GAIN
NASDAQ 100 TR
Russell 1000 TR
S&P BDC

	GAIN	Nasdaq 100 TR	Russell 1000 TR	S&P BDC
3/31/2020	$100.00	$100.00	$100.00	$100.00
3/31/2021	$170.65	$168.88	$160.94	$194.70
3/31/2022	$243.01	$192.76	$182.29	$235.06
3/31/2023	$204.35	$172.81	$166.99	$216.53
3/31/2024	$277.89	$238.05	$216.87	$278.26
3/31/2025	$293.60	$256.86	$233.83	$308.82

Fees and Expenses
The following table is intended to assist stockholders in understanding the costs and expenses that common stockholders will bear directly or indirectly. The percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, common stockholders will indirectly bear such fees or expenses as investors in the Company. The following annualized percentages were calculated based on actual expenses, except with respect to capital gains-based incentive fees as discussed below, incurred in the quarter ended March 31, 2025 and average net assets for the quarter ended March 31, 2025. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission (as a percentage of offering price)(1)	—%
Offering expenses (as a percentage of offering price)(1)	—%
Dividend reinvestment plan expenses (per sales transaction fee)(2)	Up to $25 Transaction fee
Total stockholder transaction expenses (as a percentage of offering price)(1)	—%

Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base management fee(4)	4.18%
Loan servicing fee(5)	2.28%
Incentive fees(6)	3.61%
Interest payments on borrowed funds(7)	7.99%
Other expenses(8)	1.42%
Total annual expenses(9)	19.48%
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
(4)The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 2% computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective period and adjusted appropriately for any share issuances or repurchases during the period. In accordance with the requirements of the SEC, the table above shows our base management fee as a percentage of average net assets attributable to common stockholders. For purposes of the table, the annualized base management fee has been converted to 4.18% of the average net assets for the quarter ended March 31, 2025 by dividing the total annualized amount of the base management fee by our average net assets for the quarter ended March 31, 2025. The base management fee for the quarter ended March 31, 2025 before application of any credits was $5.2 million.
Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily related to the valuation of portfolio companies. For the quarter ended March 31, 2025, $1.0 million of these fees were non-contractually, unconditionally and irrevocably credited against the base management fee. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.
(5)The Adviser services the loans held by Business Investment in return for which the Adviser receives a 2.0% annual loan servicing fee based on the monthly aggregate balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (less any uninvested cash or cash equivalents resulting from borrowings) during any given calendar year, we treat payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally and irrevocably credited back to us by the Adviser. The loan servicing fee for the three months ended March 31, 2025 was $2.8 million. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.
(6)The incentive fee payable to the Adviser under the Advisory Agreement consists of two parts: an income-based fee and a capital gains-based fee. The income-based incentive fee is payable quarterly in arrears, and equals 20% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly hurdle rate of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period, subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate (or 2.1875%) in any calendar quarter. The catch-up provision is meant to provide our Adviser with 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125% of the quarterly hurdle rate in any calendar quarter. For the three months ended March 31, 2025, the income-based incentive fee was $2.3 million.
The capital gains-based incentive fee equals 20% of our net realized capital gains in excess of unrealized depreciation since our inception, if any, computed as all realized capital gains net of all realized capital losses and unrealized depreciation since our inception, less any prior payments, measured at the end of each calendar year and payable at the end of each fiscal year. During the three months ended March 31, 2025, we recorded capital gains-based incentive fees of $2.1 million in accordance with GAAP, which were not contractually due under the terms of the Advisory Agreement.
No credits were applied to incentive fees for the three months ended March 31, 2025; however, the Adviser may credit such fees in the future.
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
(7)Includes amortization of deferred financing costs. As of March 31, 2025, we had no borrowings outstanding under our Credit Facility, $127.9 million of 5.00% 2026 Notes, at cost, $134.6 million of 4.875% 2028 Notes, at cost, $74.8 million of 8.00% 2028 Notes, at cost, and $126.5 million of 7.875% 2030 Notes, at cost. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Line of Credit” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Notes Payable” for additional information regarding our Credit Facility, our 5.00% 2026 Notes, our 4.875% 2028 Notes, our 8.00% 2028 Notes and our 7.875% 2030 Notes.
(8)Includes our overhead expenses, including payments under the Administration Agreement based on our projected allocable portion of overhead and other expenses estimated to be incurred by our Administrator for the current fiscal year. See “Item 1. Business—Transactions with Related Parties—Administration Agreement” for additional information.
(9)Total annualized gross expenses, based on actual amounts incurred for the three months ended March 31, 2025 (except as set forth in footnote 9), would be $96.4 million. After all non-contractual, unconditional, and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee and the loan servicing fee, total annualized expenses after fee credits, based on actual amounts incurred for the three months ended March 31, 2025, would be $81.3 million or 16.44% as a percentage of average net assets.
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

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income(1)(2)	$167	$444	$660	$1,015
assuming a 5% annual return consisting entirely of capital gains(2)(3)	$175	$462	$682	$1,032
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
Senior Securities
Information about our senior securities is shown in the following table as of the end of each of our last ten fiscal years. The annual information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of March 31, 2025 is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
7.125% Series A Cumulative Term Preferred Stock(5)
March 31, 2016	$40,000,000	$2,214	$25.00	$25.60
6.75% Series B Cumulative Term Preferred Stock(6)
March 31, 2018	$41,400,000	$2,373	$25.00	$25.20
March 31, 2017	$41,400,000	$2,356	$25.00	$26.00
March 31, 2016	$41,400,000	$2,214	$25.00	$24.43
6.50% Series C Cumulative Term Preferred Stock due 2022(7)
March 31, 2018	$40,250,000	$2,373	$25.00	$25.33
March 31, 2017	$40,250,000	$2,356	$25.00	$25.64
March 31, 2016	$40,250,000	$2,214	$25.00	$23.92
6.25% Series D Cumulative Term Preferred Stock due 2023(8)
March 31, 2020	$57,500,000	$2,938	$25.00	$20.46
March 31, 2019	$57,500,000	$3,091	$25.00	$25.38
March 31, 2018	$57,500,000	$2,373	$25.00	$25.22
March 31, 2017	$57,500,000	$2,356	$25.00	$25.43
6.375% Series E Cumulative Term Preferred Stock due 2025(9)
March 31, 2021	$94,371,325	$2,486	$25.00	$25.44
March 31, 2020	$74,750,000	$2,938	$25.00	$19.52
March 31, 2019	$74,750,000	$3,091	$25.00	$25.55
Revolving credit facilities
March 31, 2025	$—	$2,044	—	N/A
March 31, 2024	$67,000,000	$2,190	—	N/A
March 31, 2023	$35,200,000	$2,447	—	N/A
March 31, 2022	$—	$2,529	—	N/A
March 31, 2021	$22,400,000	$3,980	—	N/A
March 31, 2020	$49,200,000	$9,935	—	N/A
March 31, 2019	$53,000,000	$9,976	—	N/A
March 31, 2018	$107,000,000	$5,257	—	N/A
March 31, 2017	$69,700,000	$6,613	—	N/A
March 31, 2016	$95,000,000	$4,838	—	N/A
5.00% 2026 Notes(10)
March 31, 2025	$127,937,500	$2,044	$25.00	$24.93
March 31, 2024	$127,937,500	$2,190	$25.00	$24.16
March 31, 2023	$127,937,500	$2,447	$25.00	$23.47
March 31, 2022	$127,937,500	$2,529	$25.00	$25.13
March 31, 2021	$127,937,500	$3,980	$25.00	$25.85

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
4.875% 2028 Notes(11)
March 31, 2025	$134,550,000	$2,044	$25.00	$23.33
March 31, 2024	$134,550,000	$2,190	$25.00	$22.95
March 31, 2023	$134,550,000	$2,447	$25.00	$23.00
March 31, 2022	$134,550,000	$2,529	$25.00	$25.07
8.00% 2028 Notes(12)
March 31, 2025	$74,750,000	$2,044	$25.00	$25.86
March 31, 2024	$74,750,000	$2,190	$25.00	$25.86
7.875% 2030 Notes(13)
March 31, 2025	$126,500,000	$2,044	$25.00	$25.38
Secured borrowings(14)
March 31, 2022	$5,095,785	$2,529	—	N/A
March 31, 2021	$5,095,785	$3,980	—	N/A
March 31, 2020	$5,095,785	$9,935	—	N/A
March 31, 2019	$5,095,785	$9,976	—	N/A
March 31, 2018	$5,095,785	$5,257	—	N/A
March 31, 2017	$5,095,785	$6,613	—	N/A
March 31, 2016	$5,095,785	$4,838	—	N/A
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
(4)Only applicable to our Term Preferred Stock and the Notes because the other senior securities are not registered for public trading. Average market value per unit is the average of the closing price of the shares on Nasdaq during the last 10 trading days of the period.
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
(9)Our Series E Term Preferred Stock was issued in August 2018 and redeemed in August 2021.
(10)Our 5.00% 2026 Notes were issued in March 2021.
(11)Our 4.875% 2028 Notes were issued in August 2021.
(12)Our 8.00% 2028 Notes were issued in May 2023.
(13)Our 7.875% 2030 Notes were issued in December 2024.
(14)In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our secured second lien term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. Accounting Standards Codification Topic 860, “Transfers and Servicing” requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. In conjunction with the August 2022 refinancing at Ginsey, the $5.1 million secured borrowing liability was extinguished.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally, in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of March 31, 2025, our investment portfolio was comprised of 73.3% in debt investments and 26.7% in equity investments, at cost.
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
We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity, and have opportunistically made several co-investments with Gladstone Capital and Gladstone Alternative pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.

Business
Portfolio and Investment Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the year ended March 31, 2025, we invested in four new portfolio companies and exited two portfolio companies. From our initial public offering in June 2005 through March 31, 2025, we have invested in 62 companies, excluding investments in syndicated loans, for a total of approximately $2.0 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2025, we had unrecognized, contractual success fees of $52.5 million, or $1.43 per common share. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through March 31, 2025, we exited our investments in 33 portfolio companies that we acquired under our buyout strategy. In the aggregate, these sales have generated $353.4 million in net realized gains and $45.4 million in other income upon exit, for a total increase to our net assets of $398.8 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 33 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 100.0% from March 2011 through March 31, 2025 and allowed us to declare and pay 23 supplemental distributions to common stockholders through March 31, 2025.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2026, and currently have a total commitment amount of $270.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2025, we issued the 7.875% 2030 Notes for gross proceeds of $126.5 million and sold 148,714 shares of our common stock under our "at-the-market" program (the "2024 Common Stock ATM Program") for gross proceeds of approximately $2.0 million. During the year ended March 31, 2024, we issued the 8.00% 2028 Notes for gross proceeds of $74.8 million and sold 3,097,162 shares of our common stock under our previous "at-the-market" program (the "2022 Common Stock ATM Program") for gross proceeds of approximately $44.5 million. Refer to “Liquidity and Capital Resources.”
Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On March 31, 2025, the closing market price of our common stock was $13.36 per share, representing a 1.4% discount to our NAV of $13.55 per share as of March 31, 2025. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then existing stockholders pursuant to a rights offering.
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
As of March 31, 2025, our asset coverage ratio on our senior securities representing indebtedness was 204.4%.
Investment Highlights
Investment Activity
During the fiscal year ended March 31, 2025, the following significant transactions occurred:
•In May 2024, our remaining shares in Funko Acquisition Holdings, LLC (“Funko”) were sold representing an exit of our investment in Funko, and resulting in a return of our equity cost basis of $21 thousand and a realized gain of $2 thousand.
•In July 2024, we invested an additional $18.5 million through secured first lien debt in Nocturne Luxury Villas, Inc. ("Nocturne") to fund an add-on acquisition.

•In September 2024, we exited our investment in Nth Degree Investment Group, LLC ("Nth Degree"), which resulted in success fee income of $0.1 million, a realized gain on our preferred equity of $42.3 million and the repayment of our debt investment of $25.0 million at par.

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

•In December 2024, we invested $71.3 million in a new portfolio company, Nielsen-Kellerman Acquisition Corp. ("Nielsen-Kellerman"), in the form of $49.1 million of secured first lien debt and $22.2 million of preferred equity. Nielsen-Kellerman, headquartered in Boothwyn, Pennsylvania, designs, manufactures, and distributes a wide range of rugged, waterproof environmental measurement and sports performance instruments.

•In December 2024, we invested $78.7 million in a new portfolio company, Ricardo Defense, Inc. ("Ricardo"), in the form of $61.3 million of secured first lien debt and $17.4 million of preferred equity. Ricardo, headquartered in Troy, Michigan, with operations in California, Texas and Alabama and overseas, develops engineering and product solutions for U.S. Army vehicle and logistics programs.

•In January 2025, we restructured our investment in PSI Molded Plastics, Inc ("PSI Molded"). As a result of the restructuring, we converted debt with a cost basis of $16.4 million into preferred equity.

•In February 2025, we invested an additional $3.0 million through secured first lien debt in Pyrotek to fund an add-on acquisition.

•In February 2025, we recapitalized our existing investment in Educators Resource, Inc. and invested an additional $10.0 million in the form of secured first lien debt. In connection with this recapitalization, we received dividend income of $1.8 million.

•In March 2025, we exited our investment in Nocturne, which resulted in success fee income of $3.5 million, a realized gain on our preferred equity of $19.8 million and the repayment of our debt investment of $85.6 million at par.

Recent Developments
Distributions and Dividends
In April 2025, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 21, 2025	April 30, 2025	$0.08
May 21, 2025	May 30, 2025	0.08
June 4, 2025	June 13, 2025	0.54	(A)
June 20, 2025	June 30, 2025	0.08
	Total for the Quarter:	$0.78
(A)Represents a supplemental distribution to common stockholders.

RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended March 31, 2025 to the Fiscal Year Ended March 31, 2024

	For the Fiscal Years Ended March 31,
	2025	2024	$ Change	% Change
INVESTMENT INCOME
Interest income	$83,612	$81,794	$1,818	2.2%
Dividend and success fee income	10,050	5,512	4,538	82.3%
Total investment income	93,662	87,306	6,356	7.3%

EXPENSES
Base management fee	19,105	17,500	1,605	9.2%
Loan servicing fee	9,636	9,118	518	5.7%
Incentive fee	12,265	21,047	(8,782)	(41.7)%
Administration fee	1,914	1,789	125	7.0%
Interest expense	28,246	24,121	4,125	17.1%
Amortization of deferred financing costs and discounts	2,852	2,305	547	23.7%
Other	6,294	4,363	1,931	44.3%
Expenses before credits from Adviser	80,312	80,243	69	0.1%
Credits to fees from Adviser	(14,745)	(14,714)	(31)	0.2%
Total expenses, net of credits to fees	65,567	65,529	38	0.1%
NET INVESTMENT INCOME	28,095	21,777	6,318	29.0%

REALIZED AND UNREALIZED GAIN (LOSS), NET OF TAXES
Net realized gain on investments	63,184	30,256	32,928	108.8%
Net unrealized (depreciation) appreciation of investments	(25,960)	33,301	(59,261)	NM
Net unrealized appreciation of other	—	(29)	29	(100.0)%
Net realized and unrealized gain, net of taxes on deemed distribution of long-term capital gains	37,224	63,528	(26,304)	(41.4)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$65,319	$85,305	$(19,986)	(23.4)%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	36,735,218	34,466,724	2,268,494	6.6%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.76	$0.63	$0.13	20.6%
Net increase in net assets resulting from operations	$1.78	$2.47	$(0.69)	(27.9)%
NM = Not Meaningful

Investment Income
Total investment income increased $6.4 million, or 7.3%, for the year ended March 31, 2025, as compared to the prior year. This increase was primarily due to an increase in dividend and success fee income and an increase in interest income.
Interest income from our investments in debt securities increased $1.8 million, or 2.2%, for the year ended March 31, 2025, as compared to the prior year. Generally, the level of interest income from investments is directly related to the weighted-average principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.
The weighted-average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2025 was $601.5 million, compared to $560.8 million during the prior year. This increase was primarily due to the origination of $177.7 million of new debt investments and $102.5 million of follow-on debt investments in existing portfolio companies, partially offset by the pay-off, restructuring, or write-off of $151.6 million of debt investments and $31.0 million of existing loans placed on non-accrual status after March 31, 2023, and their respective impact on the weighted-average principal balance when considering the timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 13.9% and 14.4% for the years ended March 31, 2025 and 2024, respectively. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. During the years ended March 31, 2025 and 2024, we had no collections of past due interest.
As of March 31, 2025, our loans to B+T Group Acquisition, Inc. ("B+T"), Diligent Delivery Systems ("Diligent"), Edge Adhesives Holdings, Inc. ("Edge"), and J.R. Hobbs Co. – Atlanta, LLC ("J.R. Hobbs") were on non-accrual status, with an aggregate debt cost basis of $90.2 million. As of March 31, 2024, our loans to Edge and J.R. Hobbs were on non-accrual status, with an aggregate debt cost basis of $59.1 million.
Dividend and success fee income for the year ended March 31, 2025 increased $4.5 million, or 82.3%, as compared to the prior year. During the year ended March 31, 2025, dividend and success fee income consisted of $6.8 million of success fee income and $3.3 million of dividend income. During the year ended March 31, 2024, dividend and success fee income consisted of $3.6 million of success fee income and $1.9 million of dividend income.
As of March 31, 2025 and 2024, SFEG Holdings, Inc. represented 10.8% and 10.1% of the total investment portfolio at fair value, respectively.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased $38.0 thousand, or 0.1%, for the year ended March 31, 2025, as compared to the prior year, primarily due to increases in interest expense, other expenses and base management fee, partially offset by a decrease in incentive fees.
In accordance with GAAP, we recorded a capital gains-based incentive fee of $7.4 million during the year ended March 31, 2025, compared to a capital gains-based incentive fee of $12.7 million during the year ended March 31, 2024. The capital gains-based incentive fee is a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee for the year ended March 31, 2025 decreased $3.5 million, or 42.2%, as compared to the prior year, due to the increase in net assets, which increases the pre-incentive fee net investment income required to meet the hurdle rate, and the decrease in pre-incentive fee net investment income.
Base management fee for the year ended March 31, 2025 increased $1.6 million, or 9.2%, as compared to the prior year, primarily due to the increase in the average total assets subject to the base management fee as a result of a net increase in additional investments at cost and an increase in the fair value of investments.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2025	2024
Average total assets subject to base management fee(A)(B)	$955,250	$875,000
Multiplied by annual base management fee of 2.0%	2.0%	2.0%
Base management fee(C)	19,105	17,500
Credits to fees from Adviser - other(C)	(5,109)	(5,596)
Net base management fee	$13,996	$11,904

Loan servicing fee(C)	$9,636	$9,118
Credits to base management fee - loan servicing fee(C)	(9,636)	(9,118)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$4,820	$8,336
Incentive fee – capital gains-based(D)	7,445	12,711
Total incentive fee(C)	12,265	21,047
Credits to fees from Adviser - other(C)	—	—
Net total incentive fee	$12,265	$21,047
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
(B)Excludes our investment in Gladstone Alternative valued at the end of the applicable quarters within the respective periods.
(C)Reflected as a line item on our accompanying Consolidated Statement of Operations.
(D)The capital gains-based incentive fees are recorded in accordance with GAAP and do not necessarily reflect amounts contractually due under the terms of the Advisory Agreement.
Interest expense increased $4.1 million, or 17.1%, during the year ended March 31, 2025, as compared to the prior year, primarily due to the issuance of the 7.785% 2030 Notes in December 2024 and the 8.00% 2028 Notes in May 2023 and the increase in the effective interest rate of the Credit Facility. The weighted-average balance outstanding on our Credit Facility during the year ended March 31, 2025 was $60.3 million, as compared to $61.0 million in the prior year. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, during the year ended March 31, 2025 was 10.6%, as compared to 10.1% in the prior year. This increase in the effective interest rate on our Credit Facility was primarily a result of an increase in unused commitment fees, partially offset by a decrease in interest rates on the drawn portion of our Credit Facility.
Other expenses increased $1.9 million, or 44.3%, during the year ended March 31, 2025, as compared to the prior year, primarily due to an increase in bad debt expense.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the years ended March 31, 2025 and 2024 were as follows:

	Year Ended March 31, 2025
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
The E3 Company, LLC	$—	$19,418	$—	$19,418
Nocturne Luxury Villas, Inc.	19,790	18,668	(24,334)	14,124
UPB Acquisition, Inc.	—	13,723	—	13,723
SFEG Holdings, Inc.	—	12,652	—	12,652
ImageWorks Display and Marketing Group, Inc.	—	10,314	—	10,314
Schylling, Inc.	—	9,230	—	9,230
Dema/Mai Holdings, Inc.	—	8,889	—	8,889
Ginsey Home Solutions, Inc.	—	8,178	—	8,178
J.R. Hobbs Co. - Atlanta, LLC	—	3,532	—	3,532
Brunswick Bowling Products, Inc.	—	3,118	—	3,118
The Maids International, LLC	—	2,984	—	2,984
B+T Group Acquisition, Inc.	—	(1,691)	—	(1,691)
Nth Degree Investment Group, LLC	43,373	(7,195)	(38,028)	(1,850)
Edge Adhesives Holdings, Inc.	—	(2,562)	—	(2,562)
Home Concepts Acquisition, Inc.	—	(3,957)	—	(3,957)
Mason West, LLC	—	(6,497)	—	(6,497)
Old World Christmas, Inc.	—	(7,099)	—	(7,099)
Educators Resource, Inc.	—	(8,137)	—	(8,137)
PSI Molded Plastics, Inc.	—	(9,151)	—	(9,151)
Horizon Facilities Services, Inc.	—	(28,066)	—	(28,066)
Other, net (<$1.0 million, net )	21	47	4	72
Total	$63,184	$36,398	$(62,358)	$37,224

	Year Ended March 31, 2024
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nth Degree Investment Group, LLC	$—	$31,199	$—	$31,199
Counsel Press, Inc.	43,459	22,676	(43,566)	22,569
Brunswick Bowling Products, Inc.	—	14,789	—	14,789
Educators Resource, Inc.	—	12,193	—	12,193
Mason West, LLC	—	8,819	—	8,819
SFEG Holdings, Inc.	—	7,812	—	7,812
Galaxy Technologies Holdings, Inc.	—	6,849	—	6,849
The E3 Company, LLC	—	5,189	—	5,189
Utah Pacific Bridge & Steel, Ltd.	—	4,539	—	4,539
Ginsey Home Solutions, Inc.	—	2,415	—	2,415
The Maids International, LLC	—	2,226	—	2,226
Gladstone SOG Investments, Inc.	882	—	(93)	789
The Mountain Corporation	(14,650)	—	14,650	—
Diligent Delivery Systems	—	(1,207)	—	(1,207)
Edge Adhesives Holdings, Inc.	—	(1,350)	—	(1,350)
Home Concepts Acquisition, Inc.	—	(2,037)	—	(2,037)
Old World Christmas, Inc.	273	(3,352)	—	(3,079)
Nocturne Luxury Villas, Inc.	—	(3,998)	—	(3,998)
PSI Molded Plastics, Inc.	—	(4,529)	—	(4,529)
Schylling, Inc.	—	(7,553)	—	(7,553)
ImageWorks Display and Marketing Group, Inc.	—	(8,319)	—	(8,319)
B+T Group Acquisition, Inc.	—	(10,921)	—	(10,921)
Horizon Facilities Services, Inc.	—	(12,344)	—	(12,344)
Other, net (<$1.0 million, net )	292	(786)	—	(494)
Total	$30,256	$62,310	$(29,009)	$63,557

Net Realized Gain (Loss) on Investments

During the year ended March 31, 2025, we recorded net realized gains on investments of $63.2 million, primarily due to a $43.4 million realized gain from the exit of Nth Degree and a $19.8 million realized gain from the exit of Nocturne.
During the year ended March 31, 2024, we recorded net realized gains on investments of $30.3 million, primarily due to a $43.5 million realized gain from the exit of Counsel Press, Inc. ("Counsel Press"), $1.2 million of realized gains related to certain prior period exits and $0.3 million of realized gain from the recapitalization of Old World Christmas. Inc. These amounts were partially offset by the $14.7 million realized loss recognized from the dissolution and liquidation of The Mountain Corporation ("The Mountain").
Net Unrealized Appreciation (Depreciation) of Investments
Net unrealized depreciation of investments of $26.0 million for the year ended March 31, 2025 was primarily due to the reversal of net unrealized appreciation of Nth Degree and Nocturne upon exit and decreased performance of certain of our portfolio companies. These decreases were partially offset by an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies and increased performance of certain of our portfolio companies.
Net unrealized appreciation of investments of $33.3 million for the year ended March 31, 2024 was primarily due to the net unrealized appreciation across our portfolio, as well as the reversal of unrealized depreciation of our investment in The Mountain upon its liquidation and dissolution. These amounts were partially offset by the reversal of unrealized appreciation of our investment in Counsel Press upon exit. The net appreciation was driven primarily by increased performance of certain of our portfolio companies, partially offset by decreased comparable transaction multiples used to estimate the fair value of certain of our portfolio companies.

Across our entire investment portfolio, we recorded $25.2 million of net unrealized depreciation on our debt investments and $0.7 million of net unrealized depreciation on our equity investments for the year ended March 31, 2025. As of March 31, 2025, the fair value of our investment portfolio was more than our cost basis by $40.3 million, compared to March 31, 2024, when the fair value of our investment portfolio was more than our cost basis by $66.2 million. This resulted in net unrealized depreciation of $25.9 million for the year ended March 31, 2025. Our entire portfolio was fair valued at 104.3% of cost as of March 31, 2025.
The comparison of the fiscal year ended March 31, 2024 to the fiscal year ended March 31, 2023 can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 located within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash inflows from operating activities are primarily generated from cash collections of interest and other income from our portfolio companies, as well as from cash proceeds received from repayments of debt investments and from sales of equity investments. These cash collections are principally used to fund new investments, pay distributions to our common stockholders, make interest payments on our Credit Facility and the Notes, pay management and incentive fees to the Adviser and other operating expenses. We may also use cash inflows from operating activities to repay outstanding borrowings under our Credit Facility.
Net cash provided by operating activities for the year ended March 31, 2025 was $16.3 million, as compared to net cash used in operating activities of $69.9 million for the year ended March 31, 2024. This change was primarily due to increases in principal repayments of investments and the aggregate net proceeds from the sale and recapitalization of investments, partially offset by an increase in purchases of investments.
Purchases of investments totaled $221.2 million during the year ended March 31, 2025, compared to $183.9 million during the year ended March 31, 2024. Net proceeds from the sale and recapitalization of investments and principal repayments of investments totaled $199.6 million during the year ended March 31, 2025, compared to $80.2 million during the year ended March 31, 2024.
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
Purchases of investments totaled $183.9 million during the year ended March 31, 2024, compared to $133.8 million during the year ended March 31, 2023. Net proceeds from the sale and recapitalization of investments and principal repayments totaled $80.2 million during the year ended March 31, 2024, compared to $87.8 million during the year ended March 31, 2023.

As of March 31, 2025, we had equity investments in and/or loans to 25 companies with an aggregate cost basis of $939.1 million. As of March 31, 2024, we had equity investments in and/or loans to 24 companies with an aggregate cost basis of $854.3 million. The following table summarizes our total portfolio investment activity for the years ended March 31, 2025 and 2024:

	Years Ended March 31,
	2025	2024
Beginning investment portfolio, at fair value	$920,504	$753,543
New investments	178,844	61,258
Disbursements to existing portfolio companies	42,373	122,666
Unscheduled principal repayments	(123,600)	(28,000)
Net proceeds from sales of investments	(76,025)	(52,228)
Net realized gain on investments	63,184	29,964
Net unrealized appreciation of investments	36,398	62,310
Reversal of net unrealized appreciation of investments	(62,358)	(29,009)
Ending investment portfolio, at fair value	$979,320	$920,504
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2025:

Amount
For the fiscal years ending March 31:
2026	$104,787
2027	133,336
2028	105,409
2029	184,944
2030	159,506
Thereafter	—
Total contractual repayments	$687,982
Investments in equity securities	251,084
Total cost basis of investments held as of March 31, 2025:	$939,066
Financing Activities
Net cash used in financing activities for the year ended March 31, 2025 was $4.4 million, which consisted primarily of $67.0 million of net repayments on our Credit Facility, $61.0 million in distributions to common stockholders, $4.9 million of deferred financing and offering costs, partially offset by $126.5 million of gross proceeds from the issuance of the 7.875% 2030 Notes and $2.0 million of proceeds from the issuance of common stock under the 2024 Common Stock ATM Program, net of expenses and shelf offering registration costs.
Net cash provided by financing activities for the year ended March 31, 2024 was $69.9 million, which consisted primarily of $74.8 million of gross proceeds from the issuance of the 8.00% 2028 Notes, $43.9 million of proceeds from the issuance of common stock under the 2022 Common Stock ATM Program, net of expenses and shelf offering registration costs, and $31.8 million of net borrowings on our Credit Facility, partially offset by $76.1 million in distributions to common stockholders and $4.5 million of deferred financing and offering costs.

Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the twelve months from April 2024 through March 2025, and a supplemental distribution of $0.70 per common share in October 2024. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in April 2025.
For each of the fiscal years ended March 31, 2025 and 2024, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $36.7 million and $18.7 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for each of the fiscal years ended March 31, 2025 and 2024, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million and $1.4 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2025, we recorded $1.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income. For the year ended March 31, 2024, we recorded $0.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions and Capital in excess of par value.
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
Registration Statement
On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to an additional $321.5 million of the securities registered under the registration statement.
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

Equity
Common Stock

In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (collectively, the "Sales Agents"), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in our 2024 Common Stock ATM Program. As of March 31, 2025, we had remaining capacity to sell up to an additional $73.0 million of common stock under the 2024 Common Stock ATM Program.

In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “2022 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the 2022 Sales Agents, up to an aggregate offering price of $50.0 million in our 2022 Common Stock ATM Program. In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC to add B. Riley Securities, Inc. as a 2022 Sales Agent for the 2022 Common Stock ATM Program. We did not sell any shares under the 2022 Common Stock ATM Program, which terminated in connection with our entry into the 2024 Common Stock ATM Program on May 14, 2024, during the year ended March 31, 2025.
During the year ended March 31, 2025, we sold 148,714 shares of our common stock under the 2024 Common Stock ATM Program at a weighted-average gross price of $13.64 per share and raised approximately $2.0 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.48 and resulted in total net proceeds of approximately $2.0 million. These sales were above our then current NAV per share.
During the year ended March 31, 2024, we sold 3,097,162 shares of our common stock under the 2022 Common Stock ATM Program at a weighted-average gross price of $14.37 per share and raised approximately $44.5 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $14.12 and resulted in total net proceeds of approximately $43.7 million. These sales were above our then current NAV per share.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On March 31, 2025, the closing market price of our common stock was $13.36 per share, representing a 1.4% discount to our NAV of $13.55 per share as of March 31, 2025.
Revolving Line of Credit

As of March 31, 2025, our Credit Facility had a total commitment amount of $270.0 million with an “accordion” feature that permits us to increase the size of the facility to $300.0 million. The Credit Facility has a revolving period end date of October 30, 2026 and a final maturity date of October 30, 2028 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). Advances under the Credit Facility generally bear interest at 30-day Term SOFR, subject to a floor of 0.35%, with a SOFR credit spread adjustment of 10 basis points, plus a margin of 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount.
At March 31, 2025, we had no borrowings outstanding on our Credit Facility and as of the date of this report, we had $56.0 million outstanding under our Credit Facility.
Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints and applicable advance rates, which are generally based on the size, characteristics, and quality of the collateral pledged by Business Investment. Our Credit Facility also requires that any interest and principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month.
Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, our Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $412.9 million as of March 31, 2025, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2025, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $953.3 million, asset coverage on our senior securities representing indebtedness of 204.4%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2025, we had availability, after adjustments for various constraints based on collateral quality, of $270.0 million under our Credit Facility and were in compliance with all covenants under our Credit Facility.
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
The indenture relating to the 5.00% 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 5.00% 2026 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2025 and 2024, we had unrecognized, contractual off-balance sheet success fee receivables of $52.5 million and $44.9 million (or approximately $1.43 and $1.23 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of March 31, 2025 to be insignificant.
The following table shows our contractual obligations as of March 31, 2025, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$—	$—	$—	$—	$—
Notes payable	463,738	—	127,938	335,800	—
Interest payments on obligations(C)	108,334	31,636	51,010	25,688	—
Total	$572,072	$31,636	$178,948	$361,488	$—
(A)Excludes unused line of credit commitments to our portfolio companies in the aggregate principal amount of $3.4 million.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on our Credit Facility and the Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2025.
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
The following table reflects risk ratings for all loans in our portfolio as of March 31, 2025 and 2024:

	As of March 31,
Rating	2025	2024
Highest	9.0	9.0
Average	7.0	6.6
Weighted-average	7.7	6.9
Lowest	3.0	3.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of March 31, 2025 and 2024.
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
The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rates at which we borrow funds, such as under our Credit Facility (which is variable) and the Notes (which are fixed), and the rates at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and approximately up to 10% at fixed rates. As of March 31, 2025 and 2024, all of our variable-rate loans had rates associated with the current 30-day SOFR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

	As of March 31,
Rates:	2025	2024
Variable rates with a floor	100.0%	100.0%
Fixed rates	—%	—%
Total	100.0%	100.0%
We had no borrowings outstanding under our Credit Facility as of March 31, 2025 and $67.0 million borrowings outstanding as of March 31, 2024. As of March 31, 2025, the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes had outstanding principal balances of $127.9 million, $134.6 million, $74.8 million and $126.5 million, respectively. As of March 31, 2024, the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes had outstanding principal balances of $127.9 million, $134.6 million and $74.8 million, respectively.
Advances under the Credit Facility generally bear interest at 30-day Term SOFR, subject to a floor of 0.35%,with a SOFR credit spread adjustment of 10 basis points, plus a margin of 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount.
To illustrate the potential impact of changes in interest rates, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2025 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$16,112	$—	$16,112
Up 200 basis points	$10,047	$—	$10,047
Up 100 basis points	$4,260	$—	$4,260
Down 100 basis points	$(3,192)	$—	$(3,192)
Down 200 basis points	$(5,739)	$—	$(5,739)
Down 300 basis points	$(6,998)	$—	$(6,998)

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
We may also experience risk associated with investing in securities of companies with foreign operations. Some of our portfolio companies have operations located outside the U.S. These risks include, but are not limited to, fluctuations in foreign currency exchange rates, potential tariffs, imposition of foreign taxes, changes in exportation regulations and political and social instability.

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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2025.
May 13, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Investment Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Investment Corporation and its subsidiaries (the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended March 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended March 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of March 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended March 31, 2022, 2021, 2020, 2019, 2018, 2017, and 2016 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the ten years in the period ended March 31, 2025, appearing on Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of March 31, 2025 and 2024 by correspondence with the custodian, portfolio company investees, and an escrow agent. We believe that our audits provide a reasonable basis for our opinion.
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

Valuation of Level 3 Investments
As described in Notes 2 and 3 to the consolidated financial statements, the Company held $974.3 million of total level 3 investments at fair value as of March 31, 2025. Management uses significant unobservable inputs in estimating the fair value of its level 3 investments, including (i) with respect to investments valued using a total enterprise value, portfolio company earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, revenue and revenue multiples, or a discounted cash flow analysis using estimated risk-adjusted discount rates; (ii) with respect to investments valued using a yield analysis, a modified discount rate; and (iii) with respect to investments valued using market quotations for which a limited market exists, the lower indicative bid price in the bid-to-ask price range.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, either (i) testing management’s process for determining the fair value estimate, including testing the completeness and accuracy of data provided by management, evaluating the appropriateness of management’s valuation methods, and evaluating the reasonableness of the EBITDA and EBITDA multiples and revenue and revenue multiples used in a total enterprise value and the modified discount rate used in a yield analysis by considering current and past performance of the investment, consistency of the unobservable inputs with external market data and evidence obtained in other areas of the audit, and management’s historical forecasting accuracy, or (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value estimate for certain level 3 investments and comparison of management’s estimate to the independently developed estimate. Developing an independent fair value estimate involved testing the completeness and accuracy of data provided by management and independently developing significant unobservable inputs related to the modified discount rate for those investments valued using a yield analysis and the EBITDA and EBITDA multiples or revenue and revenue multiples for those investments valued using a total enterprise value.
/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
May 13, 2025
We have served as the Company’s auditor since 2005.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2025	2024
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $562,371 and $544,799, respectively)	$648,589	$622,233
Affiliate investments (Cost of $359,286 and $292,082, respectively)	330,388	295,366
Control investments (Cost of $17,409 and $17,409, respectively)	343	2,905
Cash and cash equivalents	14,298	2,460
Restricted cash and cash equivalents	856	760
Interest receivable	5,582	7,627
Due from administrative agent	2,891	3,427
Deferred financing costs, net	1,471	1,643
Other assets, net	1,986	1,662
TOTAL ASSETS	$1,006,404	$938,083

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $0 and $67,000, respectively)	$—	$67,000
Notes payable, net	455,709	331,345
Total borrowings	455,709	398,345
Accounts payable and accrued expenses	1,291	732
Interest payable	4,879	3,465
Fees due to Adviser(A)	43,817	41,344
Fee due to Administrator(A)	767	727
Other liabilities	857	759
TOTAL LIABILITIES	507,320	445,372
Commitments and contingencies(B)
NET ASSETS	$499,084	$492,711

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 36,837,381 and 36,688,667 shares issued and outstanding, respectively	$37	$37
Capital in excess of par value	445,512	444,706
Cumulative net unrealized appreciation of investments	40,254	66,214
Overdistributed net investment income	(5,325)	(19,562)
Accumulated net realized gain in excess of distributions	18,606	1,316
Total distributable earnings	53,535	47,968
TOTAL NET ASSETS	$499,084	$492,711

NET ASSET VALUE PER SHARE	$13.55	$13.43
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2025	2024	2023
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$59,762	$56,424	$41,872
Affiliate investments	23,605	24,578	18,323
Cash and cash equivalents	245	792	81
Total interest income	83,612	81,794	60,276
Dividend income:
Non-Control/Non-Affiliate investments	3,254	—	4,847
Affiliate investments	26	1,907	6,018
Total dividend income	3,280	1,907	10,865
Success fee income:
Non-Control/Non-Affiliate investments	5,934	2,285	9,801
Affiliate investments	836	1,320	601
Total success fee income	6,770	3,605	10,402
Total investment income	93,662	87,306	81,543

EXPENSES
Base management fee(A)	19,105	17,500	14,798
Loan servicing fee(A)	9,636	9,118	7,880
Incentive fee(A)	12,265	21,047	8,880
Administration fee(A)	1,914	1,789	1,811
Interest expense on borrowings	28,246	24,121	15,877
Amortization of deferred financing costs and discounts	2,852	2,305	1,802
Professional fees	1,593	1,382	1,916
Other general and administrative expenses	4,701	2,981	3,270
Expenses before credits from Adviser	80,312	80,243	56,234
Credits to base management fee – loan servicing fee(A)	(9,636)	(9,118)	(7,880)
Credits to fees from Adviser - other(A)	(5,109)	(5,596)	(3,811)
Total expenses, net of credits to fees	65,567	65,529	44,543
NET INVESTMENT INCOME	$28,095	$21,777	$37,000

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$19,811	$43,749	$7,561
Affiliate investments	43,373	275	3,469
Control investments	—	(13,768)	(277)
Total net realized gain	63,184	30,256	10,753
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	8,786	9,864	14,218
Affiliate investments	(32,184)	10,317	(23,792)
Control investments	(2,562)	13,120	(2,661)
Other	—	(29)	29
Total net unrealized (depreciation) appreciation	(25,960)	33,272	(12,206)
Net realized and unrealized gain (loss)	37,224	63,528	(1,453)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$65,319	$85,305	$35,547

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.76	$0.63	$1.11
Net increase in net assets resulting from operations	$1.78	$2.47	$1.07

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	36,735,218	34,466,724	33,311,785
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)

	Year Ended March 31,
	2025	2024	2023
NET ASSETS, BEGINNING OF YEAR	$492,711	$439,742	$445,830

OPERATIONS
Net investment income	$28,095	$21,777	$37,000
Net realized gain on investments	63,184	30,256	10,753
Net unrealized (depreciation) appreciation of investments	(25,960)	33,301	(12,235)
Net unrealized (appreciation) depreciation of other	—	(29)	29
Net increase in net assets from operations	65,319	85,305	35,547

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.64, $1.08, and $0.92 per share, respectively)	(23,480)	(37,509)	(30,833)
Distributions to common stockholders from cumulative realized gains ($1.02, $1.12, and $0.49 per share, respectively)	(37,471)	(38,552)	(16,217)
Net decrease in net assets from distributions	(60,951)	(76,061)	(47,050)

CAPITAL ACTIVITY
Issuance of common stock	2,029	44,508	5,492
Discounts, commissions, and offering costs for issuance of common stock	(24)	(783)	(77)
Net increase in net assets from capital activity	2,005	43,725	5,415
TOTAL INCREASE (DECREASE) IN NET ASSETS	6,373	52,969	(6,088)
NET ASSETS, END OF YEAR(A)	$499,084	$492,711	$439,742
(A)Refer to Note 8 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended March 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$65,319	$85,305	$35,547
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(221,217)	(183,924)	(133,756)
Principal repayments of investments	123,600	28,000	52,300
Net proceeds from the sale and recapitalization of investments	76,025	52,228	35,533
Net realized gain on investments	(63,184)	(30,256)	(10,753)
Net unrealized depreciation (appreciation) of investments	25,960	(33,301)	12,235
Net unrealized appreciation (depreciation) of other	—	29	(29)
Amortization of premiums, discounts, and acquisition costs, net	—	—	(12)
Amortization of deferred financing costs and discounts	2,852	2,305	1,802
Bad debt expense, net of recoveries	1,601	1	362
Changes in assets and liabilities:
Decrease (increase) in interest receivable	761	(4,589)	4
Decrease in due from administrative agent	536	472	2,507
Increase in other assets, net	(436)	(181)	(446)
Increase (decrease) in accounts payable and accrued expenses	559	(54)	(13)
Increase in interest payable	1,414	1,156	119
Increase (decrease) in fees due to Adviser(A)	2,380	12,375	(435)
Increase in fee due to Administrator(A)	40	11	89
Increase in other liabilities	98	485	442
Net cash provided by (used in) operating activities	16,308	(69,938)	(4,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,029	44,508	5,492
Discounts, commissions, and offering costs for issuance of common stock	(24)	(609)	(77)
Proceeds from line of credit	214,100	242,300	102,500
Repayments on line of credit	(281,100)	(210,500)	(67,300)
Proceeds from issuance of notes payable	126,500	74,750	—
Deferred financing and offering costs	(4,928)	(4,478)	(308)
Distributions paid to common stockholders	(60,951)	(76,061)	(47,050)
Net cash (used in) provided by financing activities	(4,374)	69,910	(6,743)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	11,934	(28)	(11,247)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	3,220	3,248	14,495

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$15,154	$3,220	$3,248

CASH PAID FOR INTEREST	$25,431	$21,978	$14,103

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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) –130.0%
Secured First Lien Debt – 60.3%
Aerospace and Defense – 12.3%
Ricardo Defense, Inc.(K) – Term Debt (SOFR+9.0%, 13.3% Cash, Due 12/2029)(J)	$61,305	$61,305	$61,305

Buildings and Real Estate – 7.7%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 15.3% Cash, Due 7/2027)(J)	38,250	38,250	38,250

Diversified/Conglomerate Manufacturing – 1.2%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (SOFR+1.4%, 5.7% Cash (0.3% Unused Fee), Due 9/2026)(J)	2,950	2,950	2,950
Phoenix Door Systems, Inc. – Term Debt (SOFR+3.4%, 7.7% Cash, Due 9/2026)(J)	3,200	3,200	3,200
		6,150	6,150
Diversified/Conglomerate Services – 11.0%
Horizon Facilities Services, Inc. – Term Debt (SOFR+0.5%, 6.0% Cash, Due 6/2026)(J)	57,700	57,700	29,634
Mason West, LLC – Term Debt (SOFR+10.0%, 14.3% Cash, Due 7/2025)(J)	25,250	25,250	25,250
		82,950	54,884
Healthcare, Education, and Childcare – 6.0%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 14.8% Cash, Due 2/2030)(J)	30,000	30,000	30,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.4%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 3/2029)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 3/2029)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 11/2025)(J)	12,200	12,200	12,200
		36,750	36,750
Leisure, Amusement, Motion Pictures, and Entertainment – 5.6%
Schylling, Inc. – Term Debt (SOFR+11.0%, 15.3% Cash, Due 9/2027)(J)	27,981	27,981	27,981

Oil and Gas – 6.8%
The E3 Company, LLC – Term Debt (SOFR+9.0%, 13.5% Cash, Due 9/2028)(J)	33,750	33,750	33,750

Printing and Publishing – 2.3%
Home Concepts Acquisition, Inc. – Line of Credit, $0 available (SOFR+6.0%, 10.3% Cash, Due 11/2025)(J)	2,000	2,000	2,000
Home Concepts Acquisition, Inc. – Line of Credit, $0 available (SOFR+6.0%, 10.3% Cash, Due 11/2025)(J)	400	400	400
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 13.3% Cash, Due 5/2028)(J)	12,000	12,000	9,281
		14,400	11,681

Total Secured First Lien Debt		$331,536	$300,751

Secured Second Lien Debt – 18.6%
Aerospace and Defense – 5.2%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 8.4% Cash, Due 10/2026)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 11.3% Cash, Due 10/2026)(J)	18,796	18,796	18,796
		25,696	25,696
Cargo Transport – 2.5%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 13.3% Cash, Due 9/2025)(G)(I)	13,000	13,000	12,624

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 10.9%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(J)	54,644	54,644	54,644

Total Secured Second Lien Debt		$93,340	$92,964
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Preferred Equity – 40.2%
Aerospace and Defense – 3.5%
Ricardo Defense, Inc.(K) – Preferred Stock(C)(J)	17,388	$17,388	$17,388

Buildings and Real Estate – 6.2%
Dema/Mai Holdings, Inc. – Preferred Stock(C)(J)	21,000	21,000	31,070

Diversified/Conglomerate Services – 2.7%
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	—
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	13,262
		11,206	13,262
Healthcare, Education, and Childcare – 4.3%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	21,501

Home and Office Furnishings, Housewares, and Durable Consumer Products – 12.2%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	51,877
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	9,070
		16,236	60,947
Leisure, Amusement, Motion Pictures, and Entertainment – 4.1%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	20,599

Oil and Gas – 7.2%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	35,839

Printing and Publishing - 0.0%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	—

Total Preferred Equity		$92,898	$200,606

Common Equity/Equivalents – 10.9%
Aerospace and Defense – 0.7%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$3,480

Cargo Transport – 0.0%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	500	—

Diversified/Conglomerate Manufacturing – 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 10.2%
SFEG Holdings, Inc. – Common Stock(C)(J)	18,721	30,746	50,788

Total Common Equity/Equivalents		$44,597	$54,268

Total Non-Control/Non-Affiliate Investments		$562,371	$648,589

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
AFFILIATE INVESTMENTS(M) – 66.1%
Secured First Lien Debt – 42.7%
Diversified/Conglomerate Services – 16.2%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 15.3% Cash, Due 11/2028)(J)	$22,000	22,000	22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (SOFR+6.0%, 10.3% Cash, Due 6/2025)(G)(J)	5,000	5,000	3,036
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (SOFR+6.0%, 10.3% Cash, Due 6/2025) (G)(J)	16,500	16,500	10,019
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 14.6% Cash, Due 6/2025) (G)(J)	26,000	26,000	15,788
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.3% Cash, Due 6/2025) (G)(J)	2,438	2,438	1,480
The Maids International, LLC – Term Debt (SOFR+10.5%, 14.8% Cash, Due 3/2028)(J)	28,560	28,560	28,560
		100,498	80,883
Electronics – 9.9%
Nielsen-Kellerman Acquisition Corp.(K) – Line of Credit, $2,820 available (SOFR+5.0%, 10.0% Cash, Due 12/2025)(J)	1,070	1,070	1,070
Nielsen-Kellerman Acquisition Corp. (K) – Term Debt (SOFR+8.5%,13.5% Cash, Due 12/2029)(J)	48,082	48,082	48,082
		49,152	49,152
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.6%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 13.8% Cash, Due 12/2028)(J)	38,000	38,000	38,000

Leisure, Amusement, Motion Pictures, and Entertainment – 4.5%
Pyrotek Special Effects, Inc.(P) – Line of Credit, $500 available (SOFR+5.0%, 10.0% Cash, Due 11/2026)(J)	2,500	2,500	2,500
Pyrotek Special Effects, Inc.(P) – Term Debt (SOFR+8.0%, 13.0% Cash, Due 11/2029)(J)	20,120	20,120	20,120
		22,620	22,620
Mining, Steel, Iron and Non-Precious Metals – 3.0%
UPB Acquisition, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 7/2026)(J)	15,000	15,000	15,000

Telecommunications – 1.5%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	3,080	3,080	3,080
B+T Group Acquisition, Inc.(K) – Line of Credit, $120 available (SOFR+2.0%, 7.0% Cash, Due 6/2025)(G)(J)	930	930	930
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	14,000	14,000	3,575
		18,010	7,585

Total Secured First Lien Debt		$243,280	$213,240

Secured Second Lien Debt – 2.1%
Chemicals, Plastics, and Rubber – 2.1%
PSI Molded Plastics, Inc. – Term Debt (SOFR+1.0%, 7.0% Cash, Due 1/2028)(J)	$10,616	$10,616	$10,616

Total Secured Second Lien Debt		$10,616	$10,616

Preferred Equity – 20.3%
Chemicals, Plastics, and Rubber – 0.2%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	322,598	$36,130	$996

Diversified/Conglomerate Services – 4.3%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	12,921
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	8,410
		24,309	21,331
Electronics – 4.5%
Nielsen-Kellerman Acquisition Corp.(K) – Preferred Stock(C)(J)	22,169	22,169	22,421
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.7%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	$—	$23,539

Leisure, Amusement, Motion Pictures, and Entertainment – 1.4%
Pyrotek Special Effects, Inc.(P) – Preferred Stock(C)(J)	7,060	7,060	7,260

Mining, Steel, Iron and Non-Precious Metals – 5.2%
UPB Acquisition, Inc. – Preferred Stock(C)(J)	6,000	6,000	26,010

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$100,390	$101,557

Common Equity/Equivalents – 1.0%
Finance – 1.0%
Gladstone Alternative Income Fund – Common Equity(C)(O)	500,000	$5,000	$4,975

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$5,000	$4,975

Total Affiliate Investments		$359,286	$330,388

CONTROL INVESTMENTS(N) – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 9.8% Cash, Due 8/2026)(G)(J)	9,210	$9,210	$343

Total Secured First Lien Debt		$9,210	$343

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Total Preferred Equity		$8,199	$—

Total Control Investments		$17,409	$343

TOTAL INVESTMENTS – 196.2%(Q)		$939,066	$979,320

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $764.7 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day Secured Overnight Financing Rate ("SOFR"), which was 4.3% as of March 31, 2025. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2025.
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
MARCH 31, 2025
(DOLLAR AMOUNTS IN THOUSANDS)

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
(O)Fair value was based on net asset value, provided by the underlying fund, as a practical expedient.
(P)This portfolio company is headquartered in Ontario, Canada.
(Q)Cumulative gross unrealized appreciation for federal income tax purposes is $183.3 million; cumulative gross unrealized depreciation for federal income tax purposes is $144.9 million. Cumulative net unrealized appreciation is $38.5 million, based on a tax cost of $940.9 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 126.3%
Secured First Lien Debt – 65.9%
Buildings and Real Estate –7.8%
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 11.1%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(J)	$54,644	$54,644	$54,644

Total Secured Second Lien Debt		$93,340	$93,340

Preferred Equity – 33.0%
Buildings and Real Estate – 4.5%
Dema/Mai Holdings, Inc. – Preferred Equity(C)(J)	21,000	$21,000	$22,181

Diversified/Conglomerate Services – 4.0%
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	—
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	19,759
		11,206	19,759
Healthcare, Education, and Childcare – 6.0%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	29,638

Home and Office Furnishings, Housewares, and Durable Consumer Products – 10.1%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	48,759
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	891
		16,236	49,650
Hotels, Motels, Inns, and Gaming – 2.5%
Nocturne Luxury Villas, Inc. – Preferred Stock (C)(J)	6,600	6,600	12,266

Leisure, Amusement, Motion Pictures, and Entertainment – 2.3%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	11,369

Oil and Gas – 3.3%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	16,421

Printing and Publishing - 0.3%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	1,238

Total Preferred Equity		$82,110	$162,522

Common Equity/Equivalents – 8.5%
Aerospace and Defense – 0.7%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$3,368

Cargo Transport – 0.1%
Diligent Delivery Systems – Common Stock Warrants(C)(Q)	8%	500	500

Diversified/Conglomerate Manufacturing– 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 7.7%
SFEG Holdings, Inc. – Common Stock(C)(J)	18,721	30,746	38,137

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(K) – Common Units(C)(O)	4,239	21	18

Total Common Equity/Equivalents		$44,618	$42,023

Total Non-Control/Non-Affiliate Investments		$544,799	$622,233

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
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day SOFR which was 5.3% as of March 31, 2024. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or reference rate plus a spread. Due dates represent the contractual maturity date.
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
MARCH 31, 2024
(DOLLAR AMOUNTS IN THOUSANDS)

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
MARCH 31, 2025
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)
NOTE 1.    ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of March 31, 2025, our investment portfolio was comprised of 73.3% in debt investments and 26.7% in equity investments, at cost.
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
Cash and Cash Equivalents

We consider all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We place our cash with financial institutions, and at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this concentration of credit risk by depositing funds with major financial institutions. We held $1.8 million and $1.9 million of cash equivalents in Dreyfus Treasury Obligations Cash Management Fund as of March 31, 2025 and 2024, respectively. Investments in money market funds represent Level 1 investments within the GAAP fair value hierarchy.
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
Investment Valuation Policy
Accounting Recognition
We record our investments at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are generally measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized appreciation or depreciation primarily reflects the change in investment fair values, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Board Responsibility
Our board of directors (the “Board of Directors”) has approved investment valuation policies and procedures pursuant to Rule 2a-5 under the 1940 Act (the “Policy”) and designated the Adviser to serve as the Board of Directors’ valuation designee (“Valuation Designee”) under the 1940 Act.

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
Revenue Recognition
Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees, and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2025, our loans to B+T Group Acquisition, Inc., Diligent Delivery Systems, Edge Adhesives Holdings, Inc. ("Edge"), and J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) were on non-accrual status, with an aggregate debt cost basis of $90.2 million, or 13.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $50.9 million, or 8.2% of the fair value of all debt investments in our portfolio. As of March 31, 2024, our loans to Edge and J.R. Hobbs were on non-accrual status, with an aggregate debt cost basis of $59.1 million, or 9.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $29.7 million, or 4.8% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. As of March 31, 2025 and 2024, we did not have any loans with a PIK interest component.
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
Deferred Financing and Offering Costs
Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees, underwriting discounts and commissions, and legal fees. Certain costs associated with our revolving line of credit are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the revolving line of credit. Costs associated with the issuance of our notes payable and mandatorily redeemable preferred stock are presented as discounts to the liquidation value of the notes payable and mandatorily redeemable preferred stock and are amortized using the straight-line method, which approximates the effective interest method, over the term of the notes payable and respective series of preferred stock. Refer to Note 5 — Borrowings for further discussion.

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
Federal Income Taxes
We intend to continue to maintain our qualification as a RIC under subchapter M of the Code for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must generally distribute to stockholders, for each taxable year, at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We intend to continue to make sufficient distributions to qualify as a RIC and to generally limit taxable income, although we may retain some or all of our net long-term capital gains and pay income taxes on such gains. Refer to Note 9— Federal and State Income Taxes for additional information regarding our RIC requirements.
FASB ASC 740, Income Taxes (“ASC 740”), requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740 for all open tax years and in all major tax jurisdictions and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal income tax returns for fiscal years 2024, 2023 and 2022 remain subject to examination by the Internal Revenue Service (“IRS”). We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized benefits will change materially in the next twelve months.
Distributions
Distributions to stockholders are recorded on the ex-dividend date. We are required to distribute at least 90% of our Investment Company Taxable Income for each taxable year as a distribution to our stockholders to maintain our ability to be taxed as a RIC under Subchapter M of the Code. It is our policy to generally pay out as a distribution up to 100% of those amounts. The amount to be paid is determined by our Board of Directors and is based upon management’s estimate of Investment Company Taxable Income, net long-term capital gains, as well as amounts to be distributed in accordance with Section 855(a) of the Code. Based on that estimate, our Board of Directors declares monthly distributions, and supplemental distributions, as applicable, each quarter. At fiscal year-end, we may elect to treat a portion of the first distributions paid after year-end as having been paid in the prior year in accordance with Section 855(a) of the Code. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute these capital gains to stockholders in cash. If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. Refer to Note 8 — Distributions to Common Stockholders for further information.
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

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” ("ASU 2023-07") to improve reportable segments disclosure requirements. The ASU requires existing annual segment disclosures to also be disclosed on an interim basis and also requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker (“CODM”). The standard is effective for fiscal years beginning after December 15, 2023, and interim periods thereafter. We adopted ASU 2023-07 as of March 31, 2025.

Our current business strategy includes one reporting segment which derives investment income from our portfolio companies. Our CODM is our Chief Executive Officer. The CODM assesses performance based on net investment income, net realized and unrealized gains (losses) and net increase (decrease) in net assets resulting from operations, which are reported on the Consolidated Statement of Operations. The expense categories included on the Consolidated Statement of Operations reflect our significant expense categories and are provided to the CODM on a regular basis.

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

As of March 31, 2025, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Gladstone Alternative Income Fund ("Gladstone Alternative"), which was valued using NAV as a practical expedient.

As of March 31, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the years ended March 31, 2025 and 2024, respectively.
As of March 31, 2025 and 2024, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2025:
Secured first lien debt	$—	$—	$514,334	$514,334
Secured second lien debt	—	—	103,580	103,580
Preferred equity	—	—	302,163	302,163
Common equity/equivalents	—	—	54,268	54,268
Total	—	—	974,345	974,345
Investments measured at NAV (A)	—	—	—	4,975
Total Investments at March 31, 2025	$—	$—	$974,345	$979,320

	Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2024:
Secured first lien debt	$—	$—		$474,856	$474,856
Secured second lien debt	—	—		138,703	138,703
Preferred equity	—	—		213,480	213,480
Common equity/equivalents	—	18	(B)	93,447	93,465
Total	—	18		920,486	920,504
Investments measured at NAV	—	—		—	—
Total Investments at March 31, 2024	$—	$18		$920,486	$920,504
(A)Includes our investment in Gladstone Alternative as of March 31, 2025. Investments that are measured at fair value using NAV as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented elsewhere in this Annual Report.
(B)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of March 31, 2025 and 2024, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	March 31,
	2025	2024
Non-Control/Non-Affiliate Investments
Secured first lien debt	$300,751	$324,348
Secured second lien debt	92,964	93,340
Preferred equity	200,606	162,522
Common equity/equivalents(A)	54,268	42,005
Total Non-Control/Non-Affiliate Investments	648,589	622,215

Affiliate Investments
Secured first lien debt	213,240	147,603
Secured second lien debt	10,616	45,363
Preferred equity	101,557	50,958
Common equity/equivalents(B)	—	51,442
Total Affiliate Investments	325,413	295,366

Control Investments
Secured first lien debt	343	2,905
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	—	—
Total Control Investments	343	2,905

Total investments at fair value using Level 3 inputs	$974,345	$920,486
(A)Excludes our investment in Funko with a fair value of $18 thousand as of March 31, 2024, which was valued using Level 2 inputs.
(B)Excludes our investment in Gladstone Alternative as of March 31, 2025 with a fair value of $5.0 million, which was valued using NAV as a practical expedient.
In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of March 31, 2025 and 2024. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	March 31, 2025	March 31, 2024			March 31, 2025	March 31, 2024

Secured first lien debt	$514,334	$474,856	TEV	EBITDA multiple	3.7x – 7.9x / 6.0x	4.2x – 8.8x / 6.4x
				EBITDA	$1,208 – $25,038 / $12,162	$1,091 – $23,547 / $10,509
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$6,690 – $102,791 / $72,303	$31,586 – $93,916 / $77,580
Secured second lien debt	90,956	113,703	TEV	EBITDA multiple	6.1x – 7.2x / 6.8x	5.1x – 15.0x / 7.0x
				EBITDA	$3,637 – $24,234 / $16,900	$5,648 – $23,003 / $14,192
	12,624	25,000	Yield Analysis	Discount Rate	20.7% – 20.7% / 20.7%	13.8% – 13.8% / 13.8%
Preferred equity	302,163	213,480	TEV	EBITDA multiple	3.7x – 7.9x / 6.1x	4.2x – 8.8x / 6.1x
				EBITDA	$2,153 – $25,038 / $11,029	$1,091 – $23,547 / $9,502
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$6,690 – $102,791 / $53,604	$31,586 – $93,916 / $75,099
Common equity/equivalents(A)(B)	54,268	93,447	TEV	EBITDA multiple	5.5x – 7.2x / 6.8x	5.0x – 15.0x / 6.4x
				EBITDA	$1,208 – $24,234 / $18,562	$1,154 – $63,269 / $23,615
Total	$974,345	$920,486
(A)Fair value as of March 31, 2025 excludes our investment in Gladstone Alternative with a fair value of $5.0 million, which was valued using NAV as a practical expedient.
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
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the years ended March 31, 2025 and 2024 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2025:
Fair value as of March 31, 2024	$474,856	$138,703	$213,480	$93,447	$920,486
Total gain (loss):
Net realized gain (loss)(A)	—	—	19,790	43,373	63,163
Net unrealized (depreciation) appreciation(B)	(31,122)	(733)	63,210	5,068	36,423
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(24,334)	(38,028)	(62,362)
New investments, repayments and settlements(C):
Issuances / originations	169,200	400	46,617	—	216,217
Settlements / repayments	(98,600)	(25,000)	—	—	(123,600)
Sales	—	—	(26,390)	(49,592)	(75,982)
Transfers(E)	—	(9,790)	9,790	—	—
Fair value as of March 31, 2025	$514,334	$103,580	$302,163	$54,268	$974,345

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2024:
Fair value as of March 31, 2023	$437,517	$75,734	$222,585	$17,680	$753,516
Total gain (loss):
Net realized (loss) gain(A)	(4,550)	(3,200)	36,833	881	29,964
Net unrealized (depreciation) appreciation(B)	(7,859)	(1,031)	34,050	37,159	62,319
Reversal of previously recorded depreciation (appreciation) upon realization(B)	3,212	3,200	(35,329)	(92)	(29,009)
New investments, repayments and settlements(C):
Issuances / originations	74,536	64,000	14,688	30,700	183,924
Settlements / repayments	(28,000)	—	—	—	(28,000)
Sales(D)	—	—	(50,726)	(1,502)	(52,228)
Transfers(E)	—	—	(8,621)	8,621	—
Fair value as of March 31, 2024	$474,856	$138,703	$213,480	$93,447	$920,486
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2025 and 2024.
(B)Included in net unrealized (depreciation) appreciation of investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2025 and 2024.
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
(E)2025: Transfers represent secured second lien debt of PSI Molded Plastics, Inc. ("PSI Molded") with a total cost basis of $16.4 million and $9.8 million, which was converted to preferred equity in January 2025.
2024: Transfers represent preferred equity of SFEG Holdings, Inc. ("SFEG") with a total cost basis and fair value of $4.8 million and $8.6 million, respectively, which was converted to common equity in October 2023.

Investment Activity

During the fiscal year ended March 31, 2025, the following significant transactions occurred:

•In May 2024, our remaining shares in Funko were sold representing an exit of our investment in Funko, and resulting in a return of our equity cost basis of $21 thousand and a realized gain of $2 thousand.
•In July 2024, we invested an additional $18.5 million through secured first lien debt in Nocturne Luxury Villas, Inc. ("Nocturne") to fund an add-on acquisition.

•In September 2024, we exited our investment in Nth Degree Investment Group, LLC, which resulted in success fee income of $0.1 million, a realized gain on our preferred equity of $42.3 million and the repayment of our debt investment of $25.0 million at par.

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

•In December 2024, we invested $71.3 million in a new portfolio company, Nielsen-Kellerman Acquisition Corp. ("Nielsen-Kellerman"), in the form of $49.1 million of secured first lien debt and $22.2 million of preferred equity. Nielsen-Kellerman, headquartered in Boothwyn, Pennsylvania, designs, manufactures, and distributes a wide range of rugged, waterproof environmental measurement and sports performance instruments.

•In December 2024, we invested $78.7 million in a new portfolio company, Ricardo Defense, Inc. ("Ricardo"), in the form of $61.3 million of secured first lien debt and $17.4 million of preferred equity. Ricardo, headquartered in Troy, Michigan, with operations in California, Texas and Alabama and overseas, develops engineering and product solutions for U.S. Army vehicle and logistics programs.

•In January 2025, we restructured our investment in PSI Molded. As a result of the restructuring, we converted debt with a cost basis of $16.4 million into preferred equity.

•In February 2025, we invested an additional $3.0 million through secured first lien debt in Pyrotek to fund an add-on acquisition.

•In February 2025, we recapitalized our existing investment in Educators Resource, Inc. and invested an additional $10.0 million in the form of secured first lien debt. In connection with this recapitalization, we received dividend income of $1.8 million.

•In March 2025, we exited our investment in Nocturne, which resulted in success fee income of $3.5 million, a realized gain on our preferred equity of $19.8 million and the repayment of our debt investment of $85.6 million at par.
Investment Concentrations
As of March 31, 2025, our investment portfolio consisted of investments in 25 portfolio companies located in 19 states or countries across 16 different industries with an aggregate fair value of $979.3 million. Our investments in SFEG, Ricardo, Brunswick Bowling Products, Inc., Nielsen-Kellerman and The E3 Company, LLC represented our five largest portfolio investments at fair value, and collectively comprised $401.7 million, or 41.0%, of our total investment portfolio at fair value as of March 31, 2025.

The following table summarizes our investments by security type as of March 31, 2025 and 2024:

	March 31, 2025				March 31, 2024
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$584,026	62.2%	$514,334	52.5%	$513,425	60.1%	$474,856	51.6%
Secured second lien debt	103,956	11.1%	103,580	10.6%	144,958	16.9%	138,703	15.0%
Total debt	687,982	73.3%	617,914	63.1%	658,383	77.0%	613,559	66.6%

Preferred equity	201,487	21.5%	302,163	30.9%	145,070	17.0%	213,480	23.2%
Common equity/equivalents	49,597	5.2%	59,243	6.0%	50,837	6.0%	93,465	10.2%
Total equity/equivalents	251,084	26.7%	361,406	36.9%	195,907	23.0%	306,945	33.4%
Total investments	$939,066	100.0%	$979,320	100.0%	$854,290	100.0%	$920,504	100.0%
Investments at fair value consisted of the following industry classifications as of March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$170,360	17.4%	$264,535	28.7%
Home and Office Furnishings, Housewares, and Durable Consumer Products	159,236	16.3%	160,038	17.3%
Aerospace and Defense	107,869	10.9%	29,064	3.2%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	105,432	10.8%	92,781	10.1%
Leisure, Amusement, Motion Pictures, and Entertainment	78,460	8.0%	39,350	4.3%
Electronics	71,573	7.2%	—	—%
Oil and Gas	69,589	7.1%	51,171	5.6%
Buildings and Real Estate	69,320	7.1%	60,431	6.6%
Healthcare, Education, and Childcare	51,501	5.3%	49,638	5.4%
Mining, Steel, Iron and Non-Precious Metals	41,010	4.2%	30,537	3.3%
Cargo Transport	12,624	1.3%	13,500	1.5%
Printing and Publishing	11,681	1.2%	14,238	1.5%
Chemicals, Plastics, and Rubber	11,612	1.2%	20,363	2.2%
Hotels, Motels, Inns, and Gaming	—	—%	77,366	8.4%
Other < 2.0%	19,053	2.0%	17,492	1.9%
Total investments	$979,320	100.0%	$920,504	100.0%
Investments at fair value were included in the following geographic regions of the U.S. and Canada as of March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
United States
South	$317,294	32.4%	$346,838	37.7%
Midwest	227,415	23.2%	141,925	15.4%
West	222,062	22.7%	223,871	24.3%
Northeast	182,669	18.7%	207,870	22.6%
Canada	29,880	3.0%	—	—%
Total investments	$979,320	100.0%	$920,504	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2025:

		Amount
For the fiscal years ending March 31:	2026	$104,787
	2027	133,336
	2028	105,409
	2029	184,944
	2030	159,506
	Thereafter	—
	Total contractual repayments	$687,982
	Investments in equity securities	251,084
	Total cost basis of investments held as of March 31, 2025:	$939,066
Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2025 and 2024, we had gross receivables from portfolio companies of $2.3 million and $2.2 million, respectively. As of March 31, 2025 and 2024, the allowance for uncollectible receivables was $1.7 million and $1.4 million, respectively.
NOTE 4.    RELATED PARTY TRANSACTIONS
Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services under the Advisory Agreement, consisting of a base management fee and an incentive fee and a loan servicing fee for the Adviser’s role as servicer pursuant to our Credit Facility, all as described below. Our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the Advisory Agreement. On January 24, 2025, the Company entered into the Advisory Agreement, which was approved by the Company’s stockholders at a stockholders’ meeting on January 4, 2024, as a result of a change of control of the Adviser pursuant to the previously disclosed voting trust agreement. There are no changes to the terms, including the fee structure and services to be provided, of the prior Advisory Agreement, other than the date and term of the Advisory Agreement.
One of our executive officers, David Gladstone (our chairman and chief executive officer) serves as a director and executive officer of the Adviser, which, as of March 31, 2025, is 100% indirectly owned by Mr. Gladstone. David Dullum (our president) is also the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), is also the executive vice president of administration, general counsel, and secretary of our Adviser.

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2025	2024	2023
Average total assets subject to base management fee(A)(B)	$955,250	$875,000	$739,900
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%
Base management fee(C)	19,105	17,500	14,798
Credits to fees from Adviser - other(C)	(5,109)	(5,596)	(3,811)
Net base management fee	$13,996	$11,904	$10,987

Loan servicing fee(C)	$9,636	$9,118	$7,880
Credits to base management fee - loan servicing fee(C)	(9,636)	(9,118)	(7,880)
Net loan servicing fee	$—	$—	$—

Incentive fee – income-based	$4,820	$8,336	$9,176
Incentive fee – capital gains-based(D)	7,445	12,711	(296)
Total incentive fee(C)	12,265	21,047	8,880
Credits to fees from Adviser - other(C)	—	—	—
Net total incentive fee	$12,265	$21,047	$8,880
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
(B)Excludes our investment in Gladstone Alternative valued at the end of the applicable quarters within the respective periods.
(C)Reflected as a line item on our accompanying Consolidated Statements of Operations.
(D)The capital gains-based incentive fees are recorded in accordance with GAAP and do not necessarily reflect amounts contractually due under the terms of the Advisory Agreement.
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies. For the years ended March 31, 2025, 2024, and 2023, these credits totaled $0.4 million, $0.3 million, and $0.2 million, respectively.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. For the years ended March 31, 2025 and 2024, capital gains-based incentive fees of $4.9 million and $1.1 million, respectively, were contractually due and paid to the Adviser. For the year ended March 31, 2023, no capital gains-based incentive fees were contractually due and paid to the Adviser.
In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the years ended March 31, 2025, 2024 and 2023, we recorded/(reversed) capital gains-based incentive fees of $7.4 million, $12.7 million and $(0.3) million, respectively.

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
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 9, 2024, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2025. For the years ended March 31, 2025, 2024 and 2023, administration fees were $1.9 million, $1.8 million and $1.8 million, respectively.
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
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the years ended March 31, 2025, 2024, and 2023, the fees received by Gladstone Securities from portfolio companies totaled $2.0 million, $0.3 million, and $1.6 million, respectively.

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
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2025	2024
Base management and loan servicing fee due to Adviser, net of credits	$2,027	$2,386
Incentive fee due to Adviser(A)	41,663	38,936
Other due to Adviser	126	22
Total fees due to Adviser	$43,817	$41,344
Fee due to Administrator	767	727
Total related party fees due	$44,584	$42,071
(A)Includes a capital gains-based incentive fee of $39.3 million and $36.7 million as of March 31, 2025 and 2024, respectively, recorded in accordance with GAAP requirements and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions—Transactions with the Adviser—Incentive Fee for additional information, including capital gains-based incentive fee payments made.

Co-investment expenses as of both March 31, 2025 and 2024 were $0.1 million, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2025 and 2024, respectively.
NOTE 5.    BORROWINGS
Revolving Line of Credit

As of March 31, 2025, our Credit Facility had a total commitment amount of $270.0 million with an “accordion” feature that permits us to increase the size of the facility to $300.0 million. The Credit Facility has a revolving period end date of October 30, 2026 and a final maturity date of October 30, 2028 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date).
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
The following tables summarize noteworthy information related to our Credit Facility:

	As of March 31,
	2025	2024
Commitment amount	$270,000	$200,000
Borrowings outstanding at cost	$—	$67,000
Availability(A)	$270,000	$133,000

	For the Years Ended March 31
	2025	2024	2023
Weighted-average borrowings outstanding	$60,305	$60,980	$16,186
Effective interest rate(B)	10.6%	10.1%	17.3%
Commitment (unused) fees incurred	$1,400	$986	$1,655
(A)Availability is subject to various constraints, characteristics, and applicable advance rates based on collateral quality under our Credit Facility, which equated to an adjusted availability of $270.0 million and $133.0 million as of March 31, 2025 and 2024, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints and applicable advance rates, which are generally based on the size, characteristics, and quality of the collateral pledged by Business Investment. Our Credit Facility also requires that any interest and principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statements of Assets and Liabilities.
Among other things, our Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $412.9 million as of March 31, 2025; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2025, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $953.3 million, asset coverage on our senior securities representing indebtedness of 204.4%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2025, we were in compliance with all covenants under our Credit Facility.

Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2025, the discount rate used to determine the fair value of our Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus 3.25% per annum, plus an unused commitment fee of 1.0%. At March 31, 2024, the discount rate used to determine the fair value of our Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus 3.25% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. At each of March 31, 2025 and 2024, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables provide relevant information and disclosures about our Credit Facility as of and for the years ended March 31, 2025 and 2024, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of March 31,
	2025	2024
Credit Facility	$—	$67,000

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Year ended March 31, 2025:
Fair value at March 31, 2024	$67,000
Borrowings	214,100
Repayments	(281,100)
Unrealized appreciation	—
Fair value at March 31, 2025	$—

Year ended March 31, 2024:
Fair value at March 31, 2023	$35,171
Borrowings	242,300
Repayments	(210,500)
Unrealized depreciation	29
Fair value at March 31, 2024	$67,000
The fair value of the collateral under our Credit Facility was $764.7 million and $717.3 million as of March 31, 2025 and 2024, respectively.
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
The following tables summarize our 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes as of March 31, 2025 and 2024:

As of March 31, 2025:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
7.875% 2030 Notes	GAINI	December 17, 2024	February 1, 2030	7.875%	5,060,000	$25.00	126,500
Notes payable, gross(B)					18,549,500		463,738
Less: Unamortized Discounts							(8,029)
Notes payable, net(C)							$455,709

As of March 31, 2024:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
Notes payable, gross(B)					13,489,500		337,238
Less: Unamortized Discounts							(5,893)
Notes payable, net(C)							$331,345
(A)The 5.00% 2026 Notes and the 4.875% 2028 Notes can be redeemed at our option at any time. The 8.00% 2028 Notes can be redeemed at our option at any time on or after August 1, 2025. The 7.875% 2030 Notes can be redeemed at our option at any time on or after February 1, 2027.
(B)As of March 31, 2025 and 2024, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 204.4% and 219.0%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value based on the last reported closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes as of March 31, 2025 was $127.5 million, $125.0 million, $77.5 million and $128.5 million, respectively. The fair value based on the last reported closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes and 8.00% 2028 Notes as of March 31, 2024 was $123.9 million, $123.7 million and $77.3 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes to be Level 1 inputs within the ASC 820 hierarchy.
NOTE 6.    REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement
On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2025, we have the ability to issue up to an additional $321.5 million of the securities registered under the registration statement.

On September 3, 2021, we filed a registration statement on Form N-2 (File No. 333-259302), which the SEC declared effective on October 15, 2021. The registration statement permitted us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. This registration statement was terminated on April 18, 2024
Common Equity Offerings

In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (collectively, the "Sales Agents"), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in what is commonly referred to as an “at-the-market” program (the “2024 Common Stock ATM Program”). As of March 31, 2025, we had remaining capacity to sell up to an additional $73.0 million of common stock under the 2024 Common Stock ATM Program.

In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “2022 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the 2022 Sales Agents, up to an aggregate offering price of $50.0 million in what is commonly referred to as an “at-the-market” program (“2022 Common Stock ATM Program”). In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC to add B. Riley Securities, Inc. as a 2022 Sales Agent for the 2022 Common Stock ATM Program. We did not sell any shares under the 2022 Common Stock ATM Program, which terminated in connection with our entry into the 2024 Common Stock ATM Program on May 14, 2024, during the year ended March 31, 2025.
During the year ended March 31, 2025, we sold 148,714 shares of our common stock under the Common Stock ATM Program at a weighted-average gross price of $13.64 per share and raised approximately $2.0 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $13.48 and resulted in total net proceeds of approximately $2.0 million. These sales were above our then current NAV per share.
During the year ended March 31, 2024, we sold 3,097,162 shares of our common stock under the 2022 Common Stock ATM Program at a weighted-average gross price of $14.37 per share and raised approximately $44.5 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $14.12 and resulted in total net proceeds of approximately $43.7 million. These sales were above our then current NAV per share.
During the year ended March 31, 2023, we sold 386,482 shares of our common stock under the 2022 Common Stock ATM Program at a weighted-average gross price of $14.21 per share and raised approximately $5.5 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $14.01 and resulted in total net proceeds of approximately $5.4 million. These sales were above our then current NAV per share.
NOTE 7.    NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted-average common share for the years ended March 31, 2025, 2024, and 2023:

	Year Ended March 31,
	2025	2024	2023
Numerator: net increase in net assets resulting from operations	$65,319	$85,305	$35,547
Denominator: basic and diluted weighted-average common shares	36,735,218	34,466,724	33,311,785
Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$1.78	$2.47	$1.07
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

We paid the following cash distributions to our common stockholders for the years ended March 31, 2025, 2024 and 2023.
For the Year Ended March 31, 2025:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 9, 2024	April 19, 2024	April 30, 2024	$0.08
April 9, 2024	May 17, 2024	May 31, 2024	0.08
April 9, 2024	June 19, 2024	June 28, 2024	0.08
July 9, 2024	July 22, 2024	July 31, 2024	0.08
July 9, 2024	August 21, 2024	August 30, 2024	0.08
July 9, 2024	September 20, 2024	September 30, 2024	0.08
September 17, 2024	October 4, 2024	October 15, 2024	0.70	(A)
October 8, 2024	October 22, 2024	October 31, 2024	0.08
October 8, 2024	November 20, 2024	November 29, 2024	0.08
October 8, 2024	December 20, 2024	December 31, 2024	0.08
January 14, 2025	January 24, 2025	January 31, 2025	0.08
January 14, 2025	February 19, 2025	February 28, 2025	0.08
January 14, 2025	March 19, 2025	March 31, 2025	0.08
		Year ended March 31, 2025	$1.66
For the Year Ended March 31, 2024:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 11, 2023	April 21, 2023	April 28, 2023	$0.08
April 11, 2023	May 23, 2023	May 31, 2023	0.08
April 11, 2023	June 5, 2023	June 15, 2023	0.12	(A)
April 11, 2023	June 21, 2023	June 30, 2023	0.08
July 11, 2023	July 21, 2023	July 31, 2023	0.08
July 11, 2023	August 23, 2023	August 31, 2023	0.08
July 11, 2023	September 7, 2023	September 15, 2023	0.12	(A)
July 11, 2023	September 21, 2023	September 29, 2023	0.08
October 10, 2023	October 20, 2023	October 31, 2023	0.08
October 10, 2023	November 7, 2023	November 17, 2023	0.12	(A)
October 10, 2023	November 20, 2023	November 30, 2023	0.08
October 24, 2023	December 5, 2023	December 15, 2023	0.88	(A)
October 10, 2023	December 18, 2023	December 29, 2023	0.08
January 9, 2024	January 23, 2024	January 31, 2024	0.08
January 9, 2024	February 21, 2024	February 29, 2024	0.08
January 9, 2024	March 21, 2024	March 29, 2024	0.08
		Year ended March 31, 2024:	$2.20

For the Year Ended March 31, 2023:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 12, 2022	April 22, 2022	April 29, 2022	$0.075
April 12, 2022	May 20, 2022	May 31, 2022	0.075
April 12, 2022	June 6, 2022	June 15, 2022	0.120	(A)
April 12, 2022	June 22, 2022	June 30, 2022	0.075
July 12, 2022	July 22, 2022	July 29, 2022	0.075
July 12, 2022	August 23, 2022	August 31, 2022	0.075
July 12, 2022	September 22, 2022	September 30, 2022	0.075
October 11, 2022	October 21, 2022	October 31, 2022	0.080
October 11, 2022	November 18, 2022	November 30, 2022	0.080
October 11, 2022	December 6, 2022	December 15, 2022	0.120	(A)
October 11, 2022	December 20, 2022	December 30, 2022	0.080
January 10, 2023	January 20, 2023	January 31, 2023	0.080
January 10, 2023	February 17, 2023	February 28, 2023	0.080
January 10, 2023	March 3, 2023	March 15, 2023	0.240	(A)
January 10, 2023	March 17, 2023	March 31, 2023	0.080
		Year ended March 31, 2023:	$1.410
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid for the years ended March 31, 2025, 2024 and 2023 were $61.0 million, $76.1 million, and $47.0 million, respectively.
For the fiscal years ended March 31, 2025, 2024, and 2023, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $36.7 million, $18.7 million, and $21.4 million, respectively, of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal years ended March 31, 2025, 2024, and 2023, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million, $1.4 million, and $10.6 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.
We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the years ended March 31, 2025, 2024, and 2023 we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.

The components of our net assets on a tax basis were as follows:

	Year Ended March 31,
	2025	2024
Common stock	$37	$37
Capital in excess of par value	445,512	444,706
Cumulative unrealized appreciation of investments	38,460	64,737
Cumulative unrealized depreciation of other	—	—
Undistributed ordinary income	36,673	18,708
Undistributed capital gain	18,663	1,373
Other temporary differences	(40,261)	(36,850)
Net Assets	$499,084	$492,711
For the years ended March 31, 2025 and 2024, we recorded the following adjustments for estimated permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Tax Year Ended March 31,
	2025	2024
Underdistributed (overdistributed) net investment income	$9,623	$1,695
Accumulated net realized gain in excess of distributions	$(8,424)	$(881)
Capital in excess of par value	$(1,199)	$(814)
NOTE 9.    FEDERAL AND STATE INCOME TAXES
We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. Because we have distributed or intend to distribute 100% of our Investment Company Taxable Income and net long-term capital gains, no income tax provisions have been recorded for the years ended March 31, 2025, 2024, and 2023.
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. We incurred an excise tax of $1.2 million, $1.2 million, and $1.3 million for the calendar years ended December 31, 2024, 2023 and 2022, respectively, which are included in Other general and administrative expenses on the accompanying Consolidated Statement of Operations.
Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2025 and 2024.

NOTE 10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of March 31, 2025 and 2024, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents and Other liabilities, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.0 million and $1.0 million as of March 31, 2025 and 2024, respectively.
Financial Commitments and Obligations
We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of March 31, 2025 and 2024 to be insignificant.
We may also extend guaranties on behalf of our portfolio companies. As of March 31, 2025 and 2024, there were no guaranties outstanding.
The following table summarizes the principal balances of unused line of credit as of March 31, 2025 and 2024, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of March 31,
	2025	2024
Unused line of credit commitments	$3,440	$2,394
Total	$3,440	$2,394

NOTE 11.    FINANCIAL HIGHLIGHTS

	As of and for the Year Ended March 31,
	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016
Per Common Share Data:
Net asset value at beginning of year (A)	$13.43	$13.09	$13.43	$11.52	$11.17	$12.40	$10.85	$9.95	9.22	9.18
Income from investment operations(B)
Net investment income	0.76	0.63	1.11	0.45	0.54	1.11	0.23	0.68	0.74	0.68
Net realized gain (loss) on investments and other	1.72	0.88	0.32	0.37	0.32	1.36	2.04	0.04	0.51	(0.15)
Taxes on deemed distributions of long-term capital gains	—	—	—	—	—	(0.31)	(0.41)	—	—	—
Net unrealized (depreciation) appreciation of investments and other	(0.70)	0.96	(0.36)	2.26	0.42	(2.38)	0.63	1.16	0.23	0.29
Total from investment operations	1.78	2.47	1.07	3.08	1.28	(0.22)	2.49	1.88	1.48	0.82
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.64)	(1.08)	(0.92)	(0.91)	(0.83)	(0.75)	(0.69)	(0.84)	(0.75)	(0.64)
Cash distributions to common stockholders from realized gains(C)	(1.02)	(1.12)	(0.49)	(0.26)	(0.10)	(0.28)	(0.24)	(0.05)	—	(0.11)
Discounts, commissions, and offering costs	—	(0.02)	(0.01)	—	—	—	—	(0.03)	—	(0.01)
Net accretive (dilutive) effect of equity offering(D)	—	0.10	0.01	—	—	0.01	—	(0.04)	—	(0.03)
Total from equity capital activity	(1.66)	(2.12)	(1.41)	(1.17)	(0.93)	(1.02)	(0.93)	(0.96)	(0.75)	(0.79)
Other, net(E)	—	(0.01)	—	—	—	0.01	(0.01)	(0.02)	—	0.01
Net asset value at end of year(A)	$13.55	$13.43	$13.09	$13.43	$11.52	11.17	12.40	10.85	9.95	9.22

Per common share market value at beginning of year	$14.23	$13.25	$16.13	$12.23	$7.85	11.60	$10.10	9.07	7.02	7.40
Per common share market value at end of year	$13.36	$14.23	$13.25	$16.13	$12.23	$7.85	$11.60	$10.10	$9.07	$7.02
Total investment return(F)	5.65%	25.52%	(8.90%)	42.40%	70.65%	(26.23%)	24.95%	21.82%	41.58%	4.82%
Common stock outstanding at end of year(A)	36,837,381	36,688,667	33,591,505	33,205,023	33,205,023	33,049,463	32,822,459	32,653,635	30,270,958	30,270,958

Consolidated Statement of Assets and Liabilities Data:
Net assets at end of year	$499,084	$492,711	$439,742	$445,830	$382,364	$369,031	$407,110	$354,200	$301,082	$279,022
Average net assets(G)	$478,440	$461,819	$446,899	$425,985	$365,568	$404,336	$391,786	$328,533	$294,030	$276,293

Senior Securities Data:
Total borrowings, at cost	$463,738	$404,238	$297,688	$267,584	$155,434	$54,296	$58,096	$112,096	$74,796	$100,096
Mandatorily redeemable preferred stock(H)	$—	$—	$—	$—	$94,371	$132,250	$132,250	$139,150	$139,150	$121,650

Ratios/Supplemental Data:
Ratio of net expenses to average net assets(I)	13.70%	14.19%	9.97%	13.51%	10.58%	6.32%	13.30%	11.08%	10.02%	10.94%
Ratio of net investment income to average net assets(J)	5.87%	4.72%	8.28%	3.52%	4.91%	8.99%	1.92%	6.68%	7.63%	7.50%
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
(I)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets would have been 16.79%, 17.38%, 12.58%, 16.72%, 13.33%, 9.12%, 16.45%, 14.11%, 13.46%, and 14.50% for the fiscal years ended March 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016, respectively.
Had we included Virginia state taxes incurred on the deemed distributions of retained capital gains for the fiscal years ended March 31, 2020 and 2019, the ratio of net expenses to average net assets would have been 6.89% and 14.07%, respectively.
(J)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income (loss) to average net assets would have been 2.79%, 1.53%, 5.66%, 0.31%, 2.16%, 6.20%, (1.22%), 3.66%, 4.19%, and 3.94% for the fiscal years ended March 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016, respectively.

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
We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the years ended March 31, 2025, 2024 and 2023.
NOTE 13.    SUBSEQUENT EVENT
Distributions and Dividends
In April 2025, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 21, 2025	April 30, 2025	$0.08
May 21, 2025	May 30, 2025	0.08
June 4, 2025	June 13, 2025	0.54	(A)
June 20, 2025	June 30, 2025	0.08
	Total for the Quarter:	$0.78
(A)Represents a supplemental distribution to common stockholders.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Management’s Annual Report on Internal Control over Financial Reporting
Refer to Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.
c)Attestation Report of the Independent Registered Public Accounting Firm
Not Applicable.
d)Change in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2025 Proxy Statement. We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our officers and directors and to the employees of our Adviser and our Administrator. The Code of Conduct is available in the Investors section of our website under “Governance – Governance Documents” at www.GladstoneInvestment.com.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2025 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2025 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2025 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2025 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

	Report of Independent Registered Public Accounting Firm	72
	Consolidated Statements of Assets and Liabilities as of March 31, 2025 and 2024	74
	Consolidated Statements of Operations for the years ended March 31, 2025, 2024, and 2023	75
	Consolidated Statements of Changes in Net Assets for the years ended March 31, 2025, 2024, and 2023	76
	Consolidated Statements of Cash Flows for the years ended March 31, 2025, 2024, and 2023	77
	Consolidated Schedules of Investments as of March 31, 2025 and 2024	84
	Notes to Consolidated Financial Statements	89

2.	The following financial statement schedule is filed herewith:

	Schedule 12-14 Investments in and Advances to Affiliates	126

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

4.7*	Description of Securities
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

10.3
Investment Advisory and Management Agreement, dated January 24, 2025, between Gladstone Investment Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 814-00704) filed on January 24, 2025.

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

10.23
Amendment No. 10 to Fifth Amended and Restated Credit Agreement, dated as of February 10, 2025 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q (File No. 814-00704), filed February 12, 2025.

10.24*
Amendment No. 11 to Fifth Amended and Restated Credit Agreement, dated as of February 24, 2025 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto.

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
***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of March 31, 2025 and 2024, (ii) the Consolidated Statements of Operations for the years ended March 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the years ended March 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2025, 2024 and 2023, (v) the Consolidated Schedules of Investments as of March 31, 2025 and 2024 and (vi) the Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 13, 2025	By:	/s/ TAYLOR RITCHIE
Taylor Ritchie
Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2025	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 13, 2025	By:	/s/ TAYLOR RITCHIE
Taylor Ritchie
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 13, 2025	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 13, 2025	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 13, 2025	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

Date: May 13, 2025	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: May 13, 2025	By:	/s/ PAULA NOVARA
Paula Novara
Director

Date: May 13, 2025	By:	/s/ KATHARINE C. GORKA
Katharine C. Gorka
Director

SCHEDULE 12-14
GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(P)	Amount of Investment Income(H)	Value as of March 31, 2024	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2025

AFFILIATE INVESTMENTS – 66.1%
Secured First Lien Debt – 42.7%
Diversified/Conglomerate Services – 16.2%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR +11.0%, 15.3% Cash, Due 11/2028)	$22,000	$—	$3,799	$22,000	$—	$—	$—	$22,000
J.R. Hobbs Co. - Atlanta, LLC - Line of Credit, $0 available (SOFR + 6.0%, 10.3% Cash, Due 6/2025) (K)	5,000	—	—	2,682	—	—	354	3,036
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (SOFR+6.0%, 10.3% Cash, Due 6/2025) (K)	16,500	—	—	8,852	—	—	1,167	10,019
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 14.6% Cash, Due 6/2025) (K)	26,000	—	—	13,949	—	—	1,839	15,788
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.3% Cash, Due 6/2025) (K)	2,438	—	—	1,308	—	—	172	1,480
The Maids International, LLC – Term Debt (SOFR+10.5%, 14.8% Cash, Due 3/2028)	28,560	—	4,462	28,560	—	—	—	28,560
		—	8,261	77,351	—	—	3,532	80,883

Electronics – 9.9%
Nielsen-Kellerman Acquisition Corp.– Line of Credit, $2,820 available (SOFR+5.0%, 10.0% Cash, Due 12/2025) (L)	1,070	—	31	—	1,070	—	—	1,070
Nielsen-Kellerman Acquisition Corp. – Term Debt (SOFR+8.5%,13.5% Cash, Due 12/2029) (L)	48,082	—	1,857	—	48,082	—	—	48,082
		—	1,888	—	49,152	—	—	49,152

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.6%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 13.8% Cash, Due 12/2028)	38,000	—	6,530	43,000	—	(5,000)	—	38,000

Leisure, Amusement, Motion Pictures, and Entertainment – 4.5%
Pyrotek Special Effects, Inc.– Line of Credit, $500 available (SOFR+5.0%, 10.0% Cash, Due 11/2026) (L)	2,500	—	94	—	3,000	(500)	—	2,500
Pyrotek Special Effects, Inc. – Term Debt (SOFR+8.0%, 13.0% Cash, Due 11/2029) (L)	20,120	—	853	—	20,120	—	—	20,120
		—	947	—	23,120	(500)	—	22,620

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(P)	Amount of Investment Income(H)	Value as of March 31, 2024	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2025

Mining, Steel, Iron and Non-Precious Metals Total – 3.0%
UPB Acquisition, Inc. (SOFR+10.0%, 14.3% Cash, Due 7/2026)	$15,000	$—	$2,688	$18,250	$—	$(3,250)	$—	$15,000

Telecommunications – 1.5%
B+T Group Acquisition, Inc. – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026) (K)	3,080	—	—	3,080	—	—	—	3,080
B+T Group Acquisition, Inc. – Line of Credit, $120 available (SOFR+2.0%, 7.0% Cash, Due 6/2025) (K)	930	—	57	656	274	—	—	930
B+T Group Acquisition, Inc. – Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026) (K)	14,000	—	13	5,266	—	—	(1,691)	3,575
		—	70	9,002	274	—	(1,691)	7,585

Total Secured First Lien Debt		$—	$20,384	$147,603	$72,546	$(8,750)	$1,841	$213,240

Secured Second Lien Debt – 2.1%
Chemicals, Plastics, and Rubber – 2.1%
PSI Molded Plastics, Inc. – Term Debt (SOFR +1.0%, 7.0% Cash, Due 1/2028)(O)	$10,616	$—	$2,342	$20,363	$400	$(16,400)	$6,253	$10,616

Diversified/Conglomerate Services – 0.0%
Nth Degree, Inc. – Term Debt (M)	—	—	1,715	25,000	—	(25,000)	—	—

Total Secured Second Lien Debt		$—	$4,057	$45,363	$400	$(41,400)	$6,253	$10,616

Preferred Equity – 20.3%
Chemicals, Plastics, and Rubber – 0.2%
PSI Molded Plastics, Inc. – Preferred Stock(O)	322,598	$—	$—	$—	$16,400	$—	$(15,404)	$996

Diversified/Conglomerate Services – 4.3%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock	67,490	—	—	2,607	—	—	10,314	12,921
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock	10,920	—	—	—	—	—	—	—
The Maids International, LLC - Preferred Stock	6,640	—	—	5,426	—	—	2,984	8,410
		—	—	8,033	—	—	13,298	21,331

Electronics – 4.5%
Nielsen-Kellerman Acquisition Corp.– Preferred Stock (L)	22,169	—	—	—	22,169	—	252	22,421

Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.7%
Old World Christmas, Inc. – Preferred Stock	6,180	—	—	30,638	—	—	(7,099)	23,539

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(P)	Amount of Investment Income(H)	Value as of March 31, 2024	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2025

Leisure, Amusement, Motion Pictures, and Entertainment – 1.4%
Pyrotek Special Effects, Inc. – Preferred Stock (L)	7,060	$—	$—	$—	$7,060	$—	$200	$7,260

Mining, Steel, Iron and Non-Precious Metals - 5.2%
UPB Acquisition, Inc. - Preferred Stock	6,000	—	—	12,287	—	—	13,723	26,010

Telecommunications – 0.0%
B+T Group Acquisition, Inc. – Preferred Stock	14,304	—	—	—	—	—	—	—

Total Preferred Equity		$—	$—	$50,958	$45,629	$—	$4,970	$101,557

Common Equity/Equivalents – 1.0%
Diversified/Conglomerate Services - 0.0%
Nth Degree Investment Group, LLC – Common Stock (M)(N)	—	$43,373	$—	$51,442	$—	$(6,219)	$(45,223)	$—

Finance – 1.0%
Gladstone Alternative Income Fund – Common Equity (L)	500,000	—	26	—	5,000	—	(25)	4,975

Telecommunications - 0.0%
B+T Group Acquisition, Inc. - Common Stock Warrants	3.5%	—	—	—	—	—	—	—

Total Common Equity/Equivalents		$43,373	$26	$51,442	$5,000	$(6,219)	$(45,248)	$4,975

TOTAL AFFILIATE INVESTMENTS		$43,373	$24,467	$295,366	$123,575	$(56,369)	$(32,184)	$330,388

CONTROL INVESTMENTS – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc. – Term Debt (SOFR+5.5%, 9.8% Cash, Due 8/2026)(K)	$9,210	$—	$—	$2,905	$—	$—	$(2,562)	$343

Total Secured First Lien Debt		$—	$—	$2,905	$—	$—	$(2,562)	$343

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(P)	Amount of Investment Income(H)	Value as of March 31, 2024	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2025

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. – Preferred Stock	8,199	$—	$—	$—	$—	$—	$—	$—

Total Preferred Equity		$—	$—	$—	$—	$—	$—	$—

TOTAL CONTROL INVESTMENTS		$—	$—	$2,905	$—	$—	$(2,562)	$343

TOTAL AFFILIATE AND CONTROL INVESTMENTS		$43,373	$24,467	$298,271	$123,575	$(56,369)	$(34,746)	$330,731
(A)Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, together with certain non-control and non-affiliate investments, totaling $764.7 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.
(B)Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted.
(C)Unless indicated otherwise, all cash interest rates are indexed to 30-day Secured Overnight Financing Rate ("SOFR"), which was 4.3% as of March 31, 2025. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or reference rate plus a spread. Due dates represent the contractual maturity date.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2025.
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
(G)Represents the principal balance, presented in thousands, for debt investments and the number of shares/units held for equity investments as of March 31, 2025. Warrants are represented as a percentage of ownership, as applicable, as of March 31, 2025.
(H)Represents the total amount of interest, dividend, success fee, or other investment income credited to income for the portion of the year ended March 31, 2025 an investment was an affiliate investment or control investment and on accrual status, as appropriate.
(I)Gross additions include increases in investments resulting from new portfolio investments, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities during the year ended March 31, 2025.
(J)Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs, and the exchange of one or more existing securities for one or more new securities during the year ended March 31, 2025.
(K)Debt security is on non-accrual status as of March 31, 2025.
(L)New investment during the year ended March 31, 2025.
(M)Investment was exited/paid off during the year ended March 31, 2025.
(N)During the year ended March 31, 2025, we recognized a realized gain of $43.4 million upon sale of Nth Degree Investment Group, LLC.
(O)During the year ended March 31, 2025, we restructured our investments in PSI Molded Plastics, Inc., which resulted in $16.4 million being converted from second lien debt to preferred equity.
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