Form 10-Q
period 2025-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2025-08-12
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 11, 2025 was 38,219,230.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2025	March 31, 2025
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $624,293 and $562,371, respectively)	$708,357	$648,589
Affiliate investments (Cost of $355,836 and $359,286, respectively)	328,020	330,388
Control investments (Cost of $17,409 and $17,409, respectively)	368	343
Cash and cash equivalents	4,118	14,298
Restricted cash and cash equivalents	1,237	856
Interest receivable	5,886	5,582
Due from administrative agent	2,655	2,891
Deferred financing costs, net	1,288	1,471
Other assets, net	1,980	1,986
TOTAL ASSETS	$1,053,909	$1,006,404

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $62,000 and $0, respectively)	$62,269	$—
Notes payable, net	456,356	455,709
Total borrowings	518,625	455,709
Accounts payable and accrued expenses	1,711	1,291
Interest payable	5,119	4,879
Fees due to Adviser(A)	40,973	43,817
Fee due to Administrator(A)	912	767
Other liabilities	1,265	857
TOTAL LIABILITIES	$568,605	$507,320
Commitments and contingencies(B)
NET ASSETS	$485,304	$499,084

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 37,352,676 and 36,837,381 shares issued and outstanding, respectively	$37	$37
Capital in excess of par value	452,440	445,512
Cumulative net unrealized appreciation of investments	39,207	40,254
Cumulative net unrealized appreciation of other	(269)	—
Overdistributed net investment income	(5,150)	(5,325)
Accumulated net realized (loss) gain in excess of distributions	(961)	18,606
Total distributable earnings	32,827	53,535
TOTAL NET ASSETS	$485,304	$499,084

NET ASSET VALUE PER SHARE	$12.99	$13.55
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,
	2025	2024
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$15,263	$14,542
Affiliate investments	6,187	6,040
Cash and cash equivalents	198	43
Total interest income	21,648	20,625
Dividend income
Non-Control/Non-Affiliate investments	1,063	—
Affiliate investments	79	—
Total dividend income	1,142	—
Success fee income
Non-Control/Non-Affiliate investments	447	1,553
Affiliate investments	307	—
Total success fee income	754	1,553
Total investment income	$23,544	$22,178

EXPENSES
Base management fee(A)	$5,080	$4,618
Loan servicing fee(A)	2,672	2,222
Incentive fee(A)	(209)	(3,788)
Administration fee(A)	433	506
Interest expense on borrowings	8,499	6,480
Amortization of deferred financing costs and discounts	910	631
Professional fees	502	330
Other general and administrative expenses	640	1,614
Expenses before credits from Adviser	18,527	12,613
Credits to base management fee – loan servicing fee(A)	(2,672)	(2,222)
Credits to fees from Adviser - other(A)	(1,399)	(627)
Total expenses, net of credits to fees	14,456	9,764
NET INVESTMENT INCOME	$9,088	$12,414

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain:
Non-Control/Non-Affiliate investments	$—	$2
Total net realized gain	—	2
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(2,154)	(12,434)
Affiliate investments	1,082	(5,065)
Control investments	25	(1,443)
Other	(269)	—
Total net unrealized depreciation	(1,316)	(18,942)
Net realized and unrealized loss	(1,316)	(18,940)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,772	$(6,526)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.25	$0.34
Net increase (decrease) in net assets resulting from operations	$0.21	$(0.18)

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	36,908,943	36,688,667
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2025	2024
NET ASSETS, MARCH 31	$499,084	$492,711
OPERATIONS
Net investment income	9,088	12,414
Net realized gain on investments	—	2
Net unrealized depreciation of investments	(1,047)	(18,942)
Net unrealized appreciation of other	(269)	—
Net increase (decrease) in net assets from operations	7,772	(6,526)
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.27 and $0.24 per share, respectively)	(10,125)	(8,805)
Distributions to common stockholders from net realized gains ($0.51 and $0.00 per share, respectively)	(18,663)	—
Net decrease in net assets from distributions	(28,788)	(8,805)
CAPITAL ACTIVITY
Issuance of common stock	7,331	—
Discounts, commissions, and offering costs for issuance of common stock	(95)	—
Net increase in net assets from capital activity	7,236	—
NET DECREASE IN NET ASSETS	(13,780)	(15,331)
NET ASSETS, JUNE 30	$485,304	$477,380
(A)Refer to Note 8 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$7,772	$(6,526)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(62,842)	(598)
Principal repayments of investments	4,370	3,000
Net proceeds from the sale and recapitalization of investments	—	24
Net realized gain on investments	—	(2)
Net unrealized depreciation of investments	1,047	18,942
Net unrealized appreciation of other	269	—
Amortization of deferred financing costs and discounts	910	631
Bad debt expense, net of recoveries	(165)	890
Changes in assets and liabilities:
Increase in interest receivable	(368)	(86)
Decrease in due from administrative agent	236	1,781
Decrease (increase) in other assets, net	386	(105)
Increase in accounts payable and accrued expenses	383	360
Increase (decrease) in interest payable	240	(3)
Decrease in fees due to Adviser(A)	(2,972)	(6,127)
Increase in fee due to Administrator(A)	145	151
Increase (decrease) in other liabilities	408	(11)
Net cash (used in) provided by operating activities	(50,181)	12,321

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	7,331	—
Discounts, commissions, and offering costs for issuance of common stock	(81)	—
Proceeds from line of credit	77,500	16,300
Repayments on line of credit	(15,500)	(19,600)
Deferred financing and offering costs	(80)	(246)
Distributions paid to common stockholders	(28,788)	(8,805)
Net cash provided by (used in) financing activities	40,382	(12,351)

NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(9,799)	(30)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	15,154	3,220

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$5,355	$3,190

CASH PAID FOR INTEREST	$7,667	$6,141
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 146.0%
Secured First Lien Debt – 71.4%
Aerospace and Defense – 12.6%
Detroit Defense, Inc.(K) – Term Debt (SOFR+9.0%, 13.3% Cash, Due 12/2029)(J)(Q)	$61,305	$61,305	$61,305

Buildings and Real Estate – 7.9%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 15.3% Cash, Due 7/2027)(J)	38,250	38,250	38,250

Chemicals, Plastics, and Rubber - 7.3%
Smart Chemical Solutions, LLC(K)– Line of Credit $1,436 available (SOFR+5.5%, 10.0% Cash, Due 10/2026)(J)	—	—	—
Smart Chemical Solutions, LLC(K) – Term Debt (SOFR+9.0%, 13.5% Cash, Due 5/2030)(J)	35,660	35,660	35,660
		35,660	35,660
Diversified/Conglomerate Manufacturing – 0.9%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (SOFR+1.4%, 5.7% Cash (0.3% Unused Fee), Due 9/2026)(J)	2,950	2,950	2,950
Phoenix Door Systems, Inc. – Term Debt (SOFR+3.4%, 7.7% Cash, Due 9/2026)(J)	3,200	3,200	1,600
		6,150	4,550
Diversified/Conglomerate Services – 13.5%
Horizon Facilities Services, Inc. – Term Debt (SOFR+0.5%, 6.0% Cash, Due 6/2028)(J)	57,700	57,700	30,734
Mason West, LLC – Term Debt (SOFR+10.0%, 14.3% Cash, Due 7/2027)(J)	25,250	25,250	25,250
Sun State Nursery and Landscaping, LLC – Line of Credit, $1,760 available (SOFR+5.0%, 10.0% Cash, Due 5/2027)(J)	240	240	240
Sun State Nursery and Landscaping, LLC – Term Debt (SOFR+9.0%, 13.5% Cash, Due 5/2030)(J)	9,520	9,520	9,520
		92,710	65,744
Healthcare, Education, and Childcare – 6.2%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 14.8% Cash, Due 2/2030)(J)	30,000	30,000	30,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.6%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 3/2029)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 3/2029)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 11/2028)(J)	12,200	12,200	12,200
		36,750	36,750

Leisure, Amusement, Motion Pictures, and Entertainment – 5.8%
Schylling, Inc. – Term Debt (SOFR+11.0%, 15.3% Cash, Due 9/2027)(J)	27,981	27,981	27,981

Oil and Gas – 7.0%
The E3 Company, LLC – Term Debt (SOFR+9.0%, 13.5% Cash, Due 9/2028)(J)	33,750	33,750	33,750

Printing and Publishing – 2.6%
Home Concepts Acquisition, Inc. – Line of Credit, $0 available (SOFR+6.0%, 10.3% Cash, Due 11/2025)(J)	2,000	2,000	2,000
Home Concepts Acquisition, Inc. – Line of Credit, $400 available (SOFR+6.0%, 10.3% Cash, Due 11/2025)(J)	—	—	—
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 13.3% Cash, Due 5/2028)(J)	12,000	12,000	10,611
		14,000	12,611

Total Secured First Lien Debt		$376,556	$346,601

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2025
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Secured Second Lien Debt – 19.3%
Aerospace and Defense – 5.3%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 8.4% Cash, Due 10/2026)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 11.3% Cash, Due 10/2026)(J)	18,796	18,796	18,796
		25,696	25,696
Cargo Transport – 2.7%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 13.3% Cash, Due 9/2025)(G)(I)	13,000	13,000	13,000

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 11.3%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(J)	54,644	54,644	54,644

Total Secured Second Lien Debt		$93,340	$93,340

Preferred Equity – 43.9%
Aerospace and Defense – 3.7%
Detroit Defense, Inc.(K) – Preferred Stock(C)(J)(Q)	17,388	$17,388	$18,169

Buildings and Real Estate – 6.4%
Dema/Mai Holdings, Inc. – Preferred Stock(C)(J)	21,000	21,000	30,825

Chemicals, Plastics, and Rubber – 2.9%
Smart Chemical Solutions, LLC(K) – Preferred Stock(C)(J)	13,843	13,843	13,843

Diversified/Conglomerate Services – 3.9%
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	—
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	15,779
Sun State Nursery and Landscaping, LLC – Preferred Stock(C)(J)	3,059	3,059	3,059
		14,265	18,838
Healthcare, Education, and Childcare – 3.7%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	18,197

Home and Office Furnishings, Housewares, and Durable Consumer Products – 10.5%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	45,485
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	5,602
		16,236	51,087
Leisure, Amusement, Motion Pictures, and Entertainment – 4.9%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	23,580

Oil and Gas – 7.9%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	38,536

Printing and Publishing – 0.0%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	—

Total Preferred Equity		$109,800	$213,075

Common Equity/Equivalents – 11.4%
Aerospace and Defense – 0.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$—

Cargo Transport – 0.0%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	500	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2025
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	$1,830	$—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 11.4%
SFEG Holdings, Inc. – Common Stock(C)(J)	18,721	30,746	55,341

Total Common Equity/Equivalents		$44,597	$55,341

Total Non-Control/Non-Affiliate Investments		$624,293	$708,357

AFFILIATE INVESTMENTS(M) – 67.5%
Secured First Lien Debt – 43.3%
Diversified/Conglomerate Services – 16.8%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 15.3% Cash, Due 11/2028)(J)	$22,000	$22,000	$22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (SOFR+6.0%, 10.3% Cash, Due 6/2026)(G)(J)	5,000	5,000	3,087
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.3% Cash, Due 6/2026)(G)(J)	16,500	16,500	10,188
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 14.6% Cash, Due 6/2026)(G)(J)	26,000	26,000	16,054
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.3% Cash, Due 6/2026)(G)(J)	2,438	2,438	1,505
The Maids International, LLC – Term Debt (SOFR+10.5%, 14.8% Cash, Due 3/2028)(J)	28,560	28,560	28,560
		100,498	81,394
Electronics – 9.9%
Nielsen-Kellerman Acquisition Corp.(K) – Term Debt (SOFR+8.5%, 13.5% Cash, Due 12/2029)(J)	48,082	48,082	48,082

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.8%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 13.8% Cash, Due 12/2028)(J)	38,000	38,000	38,000

Leisure, Amusement, Motion Pictures, and Entertainment – 4.2%
Pyrotek Special Effects, Inc.(P) – Term Debt (SOFR+8.0%, 13.0% Cash, Due 11/2029)(J)	20,120	20,120	20,120

Mining, Steel, Iron and Non-Precious Metals – 3.1%
UPB Acquisition, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 7/2028)(J)	15,000	15,000	15,000

Telecommunications – 1.5%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	3,080	3,080	3,080
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	1,050	1,050	1,050
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	14,000	14,000	3,362
		18,130	7,492

Total Secured First Lien Debt		$239,830	$210,088

Preferred Equity – 23.2%
Chemicals, Plastics, and Rubber – 1.1%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	428,773	$46,746	$5,477

Diversified/Conglomerate Services – 4.7%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	18,187
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	4,682
		24,309	22,869
Electronics – 4.8%
Nielsen-Kellerman Acquisition Corp.(K) – Preferred Stock(C)(J)	22,169	22,169	23,252

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2025
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.1%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	$—	$24,912

Leisure, Amusement, Motion Pictures, and Entertainment – 1.6%
Pyrotek Special Effects, Inc.(P) – Preferred Stock(C)(J)	7,060	7,060	7,907

Mining, Steel, Iron and Non-Precious Metals – 5.9%
UPB Acquisition, Inc. – Preferred Stock(C)(J)	6,000	6,000	28,505

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$111,006	$112,922
Common Equity/Equivalents – 1.0%
Finance – 1.0%
Gladstone Alternative Income Fund – Common Equity(C)(O)	500,000	$5,000	$5,010

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$5,000	$5,010

Total Affiliate Investments		$355,836	$328,020

CONTROL INVESTMENTS(N) – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 9.8% Cash, Due 8/2026)(G)(J)	9,210	$9,210	$368

Total Secured First Lien Debt		$9,210	$368

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Total Preferred Equity		$8,199	$—

Total Control Investments		$17,409	$368

TOTAL INVESTMENTS – 213.6%		$997,538	$1,036,745

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $827.1 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2025, our investments in Pyrotek Special Effects, Inc. and Gladstone Alternative Income Fund ("Gladstone Alternative") are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 3.2% of total investments, at fair value, as of June 30, 2025.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day Secured Overnight Financing Rate ("SOFR"), which was 4.3% as of June 30, 2025. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2025.
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
JUNE 30, 2025
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
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
(K)One or more of our affiliated funds, Gladstone Capital Corporation and Gladstone Alternative, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
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
(O)Fair value was based on net asset value provided by the underlying fund as a practical expedient.
(P)This portfolio company is headquartered in Ontario, Canada.
(Q)The portfolio company changed its name from Ricardo Defense, Inc. to Detroit Defense, Inc.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 130.0%
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
AFFILIATE INVESTMENTS(M) – 66.1%
Secured First Lien Debt – 42.7%
Diversified/Conglomerate Services – 16.2%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 15.3% Cash, Due 11/2028)(J)	$22,000	$22,000	$22,000
J.R. Hobbs Co. - Atlanta, LLC – Line of Credit, $0 available (SOFR+6.0%, 10.3% Cash, Due 6/2025)(G)(J)	5,000	5,000	3,036
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.3% Cash, Due 6/2025) (G)(J)	16,500	16,500	10,019
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+10.3%, 14.6% Cash, Due 6/2025) (G)(J)	26,000	26,000	15,788
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.3% Cash, Due 6/2025) (G)(J)	2,438	2,438	1,480
The Maids International, LLC – Term Debt (SOFR+10.5%, 14.8% Cash, Due 3/2028)(J)	28,560	28,560	28,560
		100,498	80,883
Electronics – 9.9%
Nielsen-Kellerman Acquisition Corp.(K) – Line of Credit, $2,820 available (SOFR+5.0%, 10.0% Cash, Due 12/2025)(J)	1,070	1,070	1,070
Nielsen-Kellerman Acquisition Corp.(K) – Term Debt (SOFR+8.5%,13.5% Cash, Due 12/2029)(J)	48,082	48,082	48,082
		49,152	49,152
Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.6%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 13.8% Cash, Due 12/2028)(J)	38,000	38,000	38,000

Leisure, Amusement, Motion Pictures, and Entertainment – 4.5%
Pyrotek Special Effects, Inc.(P) – Line of Credit, $500 available (SOFR+5.0%, 10.0% Cash, Due 11/2026)(J)	2,500	2,500	2,500
Pyrotek Special Effects, Inc.(P) – Term Debt (SOFR+8.0%, 13.0% Cash, Due 11/2029)(J)	20,120	20,120	20,120
		22,620	22,620
Mining, Steel, Iron and Non-Precious Metals Total – 3.0%
UPB Acquisition, Inc. – Term Debt (SOFR+10.0%, 14.3% Cash, Due 7/2026)(J)	15,000	15,000	15,000

Telecommunications – 1.5%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	3,080	3,080	3,080
B+T Group Acquisition, Inc.(K) – Line of Credit, $120 available (SOFR+2.0%, 7.0% Cash, Due 6/2025)(G)(J)	930	930	930
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	14,000	14,000	3,575
		18,010	7,585

Total Secured First Lien Debt		$243,280	$213,240

Secured Second Lien Debt – 2.1%
Chemicals, Plastics, and Rubber –2.1%
PSI Molded Plastics, Inc. – Term Debt (SOFR+1.0%, 7.0%Cash, Due 1/2028)(J)	$10,616	$10,616	$10,616

Total Secured Second Lien Debt		$10,616	$10,616

Preferred Equity – 20.3%
Chemicals, Plastics, and Rubber – 0.2%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	322,598	$36,130	$996

Diversified/Conglomerate Services – 4.3%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	12,921
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	—
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	8,410
		24,309	21,331
Electronics – 4.5%
Nielsen-Kellerman Acquisition Corp.(K) – Preferred Stock(C)(J)	22,169	22,169	22,421
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.7%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	$—	$23,539

Leisure, Amusement, Motion Pictures, and Entertainment – 1.4%
Pyrotek Special Effects, Inc.(P) – Preferred Stock(C)(J)	7,060	7,060	7,260

Mining, Steel, Iron and Non-Precious Metals – 5.2%
UPB Acquisition, Inc. - Preferred Stock(C)(J)	6,000	6,000	26,010

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$100,390	$101,557

Common Equity/Equivalents – 1.0%
Finance – 1.0%
Gladstone Alternative Income Fund – Common Equity(C)(O)	500,000	$5,000	$4,975

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$5,000	$4,975

Total Affiliate Investments		$359,286	$330,388

CONTROL INVESTMENTS(N) – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 9.8% Cash, Due 8/2024)(G)(J)	$9,210	$9,210	$343

Total Secured First Lien Debt		$9,210	$343

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Total Preferred Equity		$8,199	$—

Total Control Investments		$17,409	$343

TOTAL INVESTMENTS – 196.2%(Q)		$939,066	$979,320

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
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day SOFR, which was 4.3% as of March 31, 2025. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or reference rate plus a spread. Due dates represent the contractual maturity date.
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
(O)Fair value was based on net asset value provided by the underlying fund as a practical expedient..
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
JUNE 30, 2025
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of June 30, 2025, our investment portfolio was comprised of 72.1% in debt investments and 27.9% in equity investments, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2025 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2026 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the SEC on May 13, 2025.
Use of Estimates
Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements. Actual results may differ from those estimates.

Cash and Cash Equivalents

We consider all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We place our cash with financial institutions, and at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this concentration of credit risk by depositing funds with major financial institutions. We held $1.5 million and $1.8 million of cash equivalents in Dreyfus Treasury Obligations Cash Management Fund as of June 30, 2025 and March 31, 2025, respectively. Investments in money market funds represent Level 1 investments within the GAAP fair value hierarchy.
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2025, our loans to B+T Group Acquisition, Inc. ("B+T"), Diligent Delivery Systems ("Diligent"), Edge Adhesives Holdings, Inc. ("Edge"), and J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) were on non-accrual status, with an aggregate debt cost basis of $90.3 million, or 12.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $51.7 million, or 7.9% of the fair value of all debt investments in our portfolio. As of March 31, 2025, our loans to B+T, Diligent, Edge and J.R. Hobbs were on non-accrual status, with an aggregate debt cost basis of $90.2 million, or 13.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $50.9 million, or 8.2% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. As of June 30, 2025 and March 31, 2025, we did not have any loans with a PIK interest component.
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

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” ("ASU 2023-07") to improve reportable segments disclosure requirements. ASU 2023-07 requires existing annual segment disclosures to also be disclosed on an interim basis and also requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker (“CODM”). The standard is effective for fiscal years beginning after December 15, 2023, and interim periods thereafter. We adopted ASU 2023-07 as of March 31, 2025.

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
As of June 30, 2025 and March 31, 2025, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Gladstone Alternative Income Fund ("Gladstone Alternative"), which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025 and March 31, 2025, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2025:
Secured first lien debt	$—	$—	$557,057	$557,057
Secured second lien debt	—	—	93,340	93,340
Preferred equity	—	—	325,997	325,997
Common equity/equivalents	—	—	55,341	55,341
Total	$—	$—	$1,031,735	$1,031,735
Investments measured at NAV (A)	—	—	—	5,010
Total Investments as of June 30, 2025	$—	$—	$1,031,735	$1,036,745

	Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2025:
Secured first lien debt	$—	$—	$514,334	$514,334
Secured second lien debt	—	—	103,580	103,580
Preferred equity	—	—	302,163	302,163
Common equity/equivalents	—	—	54,268	54,268
Total	$—	$—	$974,345	$974,345
Investments measured at NAV (A)	—	—	—	4,975
Total Investments as of March 31, 2025	$—	$—	$974,345	$979,320
(A)Includes our investment in Gladstone Alternative as of June 30, 2025 and March 31, 2025. Investments that are measured at fair value using NAV as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented elsewhere in this Quarterly Report.
The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of June 30, 2025 and March 31, 2025, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	June 30, 2025	March 31, 2025
Non-Control/Non-Affiliate Investments
Secured first lien debt	$346,601	$300,751
Secured second lien debt	93,340	92,964
Preferred equity	213,075	200,606
Common equity/equivalents	55,341	54,268
Total Non-Control/Non-Affiliate Investments	708,357	648,589

Affiliate Investments
Secured first lien debt	210,088	213,240
Secured second lien debt	—	10,616
Preferred equity	112,922	101,557
Common equity/equivalents	—	—
Total Affiliate Investments	323,010	325,413

Control Investments
Secured first lien debt	368	343
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	—	—
Total Control Investments	368	343

Total investments at fair value using Level 3 inputs	$1,031,735	$974,345

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of June 30, 2025 and March 31, 2025. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	June 30, 2025	March 31, 2025			June 30, 2025	March 31, 2025
Secured first lien debt	$557,057	$514,334	TEV	EBITDA multiple	3.7x – 8.0x / 6.0x	3.7x – 7.9x / 6.0x
				EBITDA	$408 – $25,038 / $11,738	$1,208 – $25,038 / $12,162
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$21,248 – $94,874 / $75,263	$6,690 – $102,791 / $72,303
Secured second lien debt	93,340	90,956	TEV	EBITDA multiple	5.5x – 7.3x / 6.7x	6.1x – 7.2x / 6.8x
				EBITDA	$5,350 – $26,487 / $18,346	$3,637 – $24,234 / $16,900
	—	12,624	Yield Analysis	Discount Rate	N/A	20.7% – 20.7% / 20.7%
Preferred equity	325,997	302,163	TEV	EBITDA multiple	3.7x – 8.0x / 6.1x	3.7x – 7.9x / 6.1x
				EBITDA	$408 – $25,038 / $9,859	$2,153 – $25,038 / $11,029
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$21,248 – $94,874 / $72,647	$6,690 – $102,791 / $53,604
Common equity/ equivalents	55,341	54,268	TEV	EBITDA multiple	5.5x – 7.3x / 6.9x	5.5x – 7.2x / 6.8x
				EBITDA	$894 – $26,487 / $19,788	$1,208 – $24,234 / $18,562
Total	$1,031,735	$974,345

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields or discount rates or a (decrease)/increase in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a (decrease)/increase in the fair value of certain of our investments.

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months ended June 30, 2025 and 2024 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended June 30, 2025:
Fair value as of March 31, 2025	$514,334	$103,580	$302,163	$54,268	$974,345
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	1,152	376	(3,683)	1,073	(1,082)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	45,941	—	16,901	—	62,842
Settlements / repayments	(4,370)	—	—	—	(4,370)
Sales	—	—	—	—	—
Transfers(D)	—	(10,616)	10,616	—	—
Fair value as of June 30, 2025	$557,057	$93,340	$325,997	$55,341	$1,031,735

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months ended June 30, 2024:
Fair value as of March 31, 2024	$474,856	$138,703	$213,480	$93,447	$920,486
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized (depreciation) appreciation (B)	(9,235)	(876)	(889)	(7,946)	(18,946)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	598	—	—	—	598
Settlements / repayments	(3,000)	—	—	—	(3,000)
Sales	—	—	—	—	—
Transfers	—	—	—	—	—
Fair value as of June 30, 2024	$463,219	$137,827	$212,591	$85,501	$899,138
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective three months ended June 30, 2025 and 2024.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective three months ended June 30, 2025 and 2024.
(C)Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)Transfers represent secured second lien debt of PSI Molded Plastics, Inc. ("PSI Molded") with a total cost basis of $10.6 million, which was converted to preferred equity in June 2025.

Investment Activity
During the three months ended June 30, 2025, the following significant transactions occurred:

•In May 2025, we invested $49.5 million in a new portfolio company, Smart Chemical Solutions, LLC ("Smart Chemical"), in the form of $35.7 million of secured first lien debt and $13.8 million of preferred equity. Smart Chemical, headquartered in Midland, Texas, is a leading provider of production chemicals for onshore oil and gas operators throughout the United States.

•In May 2025, we invested $12.8 million in a new portfolio company, Sun State Nursery and Landscaping, LLC ("Sun State"), in the form of $9.8 million of secured first lien debt and $3.1 million of preferred equity. Sun State, headquartered in Jacksonville, Florida, is a leading commercial landscaping installation and maintenance provider in the Jacksonville area.

•In June 2025, we restructured our investment in PSI Molded. As a result of the restructuring, we converted debt with a cost basis of $10.6 million into preferred equity.
Investment Concentrations
As of June 30, 2025, our investment portfolio consisted of investments in 27 portfolio companies located in 20 states or countries across 16 different industries with an aggregate fair value of $1.0 billion. Our investments in SFEG Holdings, Inc., Detroit Defense, Inc., The E3 Company, LLC, Nielsen-Kellerman Acquisition Corp. and Brunswick Bowling Products, Inc. represented our five largest portfolio investments at fair value and collectively comprised $403.1 million, or 38.9%, of our total investment portfolio at fair value as of June 30, 2025.
The following table summarizes our investments by security type as of June 30, 2025 and March 31, 2025:

	June 30, 2025				March 31, 2025
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$625,596	62.7%	$557,057	53.7%	$584,026	62.2%	$514,334	52.5%
Secured second lien debt	93,340	9.4%	93,340	9.0%	103,956	11.1%	103,580	10.6%
Total debt	718,936	72.1%	650,397	62.7%	687,982	73.3%	617,914	63.1%

Preferred equity	229,005	23.0%	325,997	31.5%	201,487	21.5%	302,163	30.9%
Common equity/equivalents	49,597	4.9%	60,351	5.8%	49,597	5.2%	59,243	6.0%
Total equity/equivalents	278,602	27.9%	386,348	37.3%	251,084	26.7%	361,406	36.9%
Total investments	$997,538	100.0%	$1,036,745	100.0%	$939,066	100.0%	$979,320	100.0%

Investments at fair value consisted of the following industry classifications as of June 30, 2025 and March 31, 2025:

	June 30, 2025		March 31, 2025
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$188,845	18.2%	$170,360	17.4%
Home and Office Furnishings, Housewares, and Durable Consumer Products	150,749	14.5%	159,236	16.3%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	109,985	10.6%	105,432	10.8%
Aerospace and Defense	105,170	10.1%	107,869	10.9%
Leisure, Amusement, Motion Pictures, and Entertainment	79,588	7.7%	78,460	8.0%
Oil and Gas	72,286	7.0%	69,589	7.1%
Electronics	71,334	6.9%	71,573	7.2%
Buildings and Real Estate	69,075	6.7%	69,320	7.1%
Chemicals, Plastics, and Rubber	54,980	5.3%	11,612	1.2%
Healthcare, Education, and Childcare	48,197	4.6%	51,501	5.3%
Mining, Steel, Iron and Non-Precious Metals	43,505	4.2%	41,010	4.2%
Cargo Transport	13,000	1.3%	12,624	1.3%
Printing and Publishing	12,611	1.2%	11,681	1.2%
Other < 2.0%	17,420	1.7%	19,053	2.0%
Total investments	$1,036,745	100.0%	$979,320	100.0%
Investments at fair value were included in the following geographic regions of the U.S. and Canada as of June 30, 2025 and March 31, 2025:

	June 30, 2025		March 31, 2025
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
United States
South	$389,680	37.6%	$317,294	32.4%
West	229,132	22.1%	222,062	22.7%
Midwest	212,997	20.5%	227,415	23.2%
Northeast	176,909	17.1%	182,669	18.7%
Canada	28,027	2.7%	29,880	3.0%
Total investments	$1,036,745	100.0%	$979,320	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2025:

Amount
For the remaining nine months ending March 31, 2026	$15,000
For the fiscal years ending March 31:
2027	124,124
2028	120,282
2029	254,844
2030	159,506
Thereafter	45,180
Total contractual repayments	$718,936
Investments in equity securities	278,602
Total cost basis of investments held as of June 30, 2025:	$997,538
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2025 and March 31, 2025, we had gross receivables from portfolio companies of $2.7 million and $2.3 million, respectively. As of June 30, 2025 and March 31, 2025, the allowance for uncollectible receivables was $1.5 million and $1.7 million, respectively.
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

One of our executive officers, David Gladstone (our chairman and chief executive officer) serves as a director and executive officer of the Adviser, which, as of June 30, 2025, is 100% indirectly owned by Mr. Gladstone. David Dullum (our president) is also the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our chief administrative officer, co-general counsel and co-secretary, also serves in the same roles for the Adviser and Administrator (in addition to serving as president of the Administrator). Effective July 10, 2025, Erich Hellmold was appointed as our co-general counsel and co-secretary. He was also appointed to the same roles also for the Adviser and the Administrator.

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,
	2025	2024
Average total assets subject to base management fee(A)(B)	$1,016,000	$923,600
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(C)	5,080	4,618
Credits to fees from Adviser - other(C)	(1,399)	(627)
Net base management fee	$3,681	$3,991

Loan servicing fee(C)	$2,672	$2,222
Credits to base management fee - loan servicing fee(C)	(2,672)	(2,222)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$—
Incentive fee – capital gains-based(D)	(209)	(3,788)
Total incentive fee(C)	$(209)	$(3,788)
Credits to fees from Adviser - other(C)	—	—
Net total incentive fee	$(209)	$(3,788)
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies. For the three months ended June 30, 2025 and June 30, 2024, these credits totaled $109 thousand and $75 thousand, respectively.

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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of June 30, 2025, no capital gains-based incentive fees were contractually due to the Adviser. For the year ended March 31, 2025, $4.9 million capital gains-based incentive fees were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three months ended June 30, 2025 and 2024, we recorded a reversal of capital gains-based incentive fees of $0.2 million and $3.8 million, respectively. As of June 30, 2025 and March 31, 2025, we had accrued capital gains-based incentive fees of $39.1 million and $39.3 million, respectively.
Transactions with the Administrator
We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and co-general counsels and co-secretaries, and their respective staffs. One of our executive officers, David Gladstone (our chairman and chief executive officer) serves as a member of the board of managers and executive officer of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Mr. LiCalsi, our co-general counsel and co-secretary, also serves in the same roles for the Adviser and Administrator (in addition to serving as president of the Administrator). Effective July 10, 2025, Erich Hellmold was appointed as our co-general counsel and co-secretary. He was also appointed to the same roles also for the Adviser and the Administrator.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 10, 2025, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2026. Administration fees for the three months ended June 30, 2025 and 2024 were $0.4 million and $0.5 million, respectively.
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

From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three months ended June 30, 2025, the fees received by Gladstone Securities from our portfolio companies totaled $0.6 million. No fees were received by Gladstone Securities from our portfolio companies during the three months ended June 30, 2024.
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

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31,
	2025	2025
Base management and loan servicing fee due to Adviser, net of credits	$1,696	$2,027
Incentive fee due to Adviser(A)	39,115	41,663
Other due to Adviser	162	126
Total fees due to Adviser	40,973	43,817
Fee due to Administrator	912	767
Total related party fees due	$41,885	$44,584
(A)Includes a capital gains-based incentive fee of $39.1 million and $39.3 million as of June 30, 2025 and March 31, 2025, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Co-investment expenses as of both June 30, 2025 and March 31, 2025 were $0.1 million. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities.
NOTE 5. BORROWINGS
Revolving Line of Credit

As of June 30, 2025, our Credit Facility had a total commitment amount of $270.0 million with an "accordion" feature that permits us to increase the size of the facility to $300.0 million. The Credit Facility has a revolving period end date of October 30, 2026 and a final maturity date of October 30, 2028 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date).
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

The following tables summarize noteworthy information related to our Credit Facility:

	As of June 30, 2025	As of March 31, 2025
Commitment amount	$270,000	$270,000
Borrowings outstanding at cost	$62,000	$—
Availability(A)	$208,000	$270,000

	For the Three Months Ended June 30,
	2025	2024
Weighted-average borrowings outstanding	$36,318	$64,746
Effective interest rate(B)	14.0%	10.8%
Unused commitment fees incurred	$592	$342
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under our Credit Facility, which equated to an adjusted availability of $208.0 million and $270.0 million as of June 30, 2025 and March 31, 2025, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Among other things, our Credit Facility contains a performance guaranty that requires us to maintain: (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $416.6 million as of June 30, 2025; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2025, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $940.4 million, asset coverage on our senior securities representing indebtedness of 189.8%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2025, we were in compliance with all covenants under our Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2025, the discount rate used to determine the fair value of our Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus a margin of 2.90% per annum, plus an unused commitment fee of 1.0%. As of March 31, 2025, the discount rate used to determine the fair value of our Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus a margin of 3.25% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of each of June 30, 2025 and March 31, 2025, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about our Credit Facility as of June 30, 2025 and March 31, 2025 and for the three months ended June 30, 2025 and 2024, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2025	March 31, 2025
Credit Facility	$62,269	$—

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended June 30, 2025:
Fair value at March 31, 2025	$—
Borrowings	77,500
Repayments	(15,500)
Unrealized appreciation	269
Fair value at June 30, 2025	$62,269

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended June 30, 2024:
Fair value at March 31, 2024	$67,000
Borrowings	16,300
Repayments	(19,600)
Fair value at June 30, 2024	$63,700
The fair value of the collateral under our Credit Facility was $827.1 million and $764.7 million as of June 30, 2025 and March 31, 2025, respectively.
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
The following tables summarize our 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes as of June 30, 2025 and March 31, 2025:

As of June 30, 2025:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
7.875% 2030 Notes	GAINI	December 17, 2024	February 1, 2030	7.875%	5,060,000	$25.00	126,500
Notes payable, gross(B)					18,549,500		463,738
Less: Unamortized Discounts							(7,382)
Notes payable, net(C)							$456,356

As of March 31, 2025:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
7.875% 2030 Notes	GAINI	December 17, 2024	February 1, 2030	7.875%	5,060,000	$25.00	126,500
Notes payable, gross(B)					18,549,500		463,738
Less: Unamortized Discounts							(8,029)
Notes payable, net(C)							$455,709
(A)The 5.00% 2026 Notes, the 4.875% 2028 Notes and the 8.00% 2028 Notes can be redeemed at our option at any time. The 7.875% 2030 Notes can be redeemed at our option at any time on or after February 1, 2027.
(B)As of June 30, 2025 and March 31, 2025, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 189.8% and 204.4%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes as of June 30, 2025 was $127.5 million, $123.4 million, $76.5 million and $127.5 million, respectively. The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes as of March 31, 2025 was $127.5 million, $125.0 million, $77.5 million and $128.5 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes to be Level 1 inputs within the ASC 820 hierarchy.

NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement

On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of June 30, 2025, we have the ability to issue up to an additional $314.1 million of the securities registered under the registration statement.
Common Equity Offerings
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (collectively, the "Sales Agents"), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in what is commonly referred to as an “at-the-market” program (the “2024 Common Stock ATM Program”). In June 2025, we entered into an equity distribution agreement with M&T Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc., B. Riley Securities, Inc. and Virtu Americas LLC to add M&T Securities, Inc. as a Sales Agent for the 2024 Common Stock ATM Program. As of June 30, 2025, we had remaining capacity to sell up to an additional $65.6 million of common stock under the 2024 Common Stock ATM Program.
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “2022 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the 2022 Sales Agents, up to an aggregate offering price of $50.0 million in what is commonly referred to as an “at-the-market” program (“2022 Common Stock ATM Program”). In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC to add B. Riley Securities, Inc. as a 2022 Sales Agent for the 2022 Common Stock ATM Program. We did not sell any shares under the 2022 Common Stock ATM Program, which terminated in connection with our entry into the 2024 Common Stock ATM Program on May 14, 2024, during the three months ended June 30, 2024.

During the three months ended June 30, 2025, we sold 515,295 shares of our common stock under the 2024 Common Stock ATM Program, with a weighted-average gross price of $14.23 per share and a weighted-average net price of $14.04 per share after deducting commissions and offering costs borne by us, raising approximately $7.3 million and $7.2 million of gross and net proceeds, respectively. These sales were above our then current NAV per share.
During the three months ended June 30, 2024, we did not sell any shares under the 2024 Common Stock ATM Program.
NOTE 7. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted-average common share for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Numerator: net increase (decrease) in net assets resulting from operations	$7,772	$(6,526)
Denominator: basic and diluted weighted-average common shares	36,908,943	36,688,667
Basic and diluted net increase (decrease) in net assets resulting from operations per weighted-average common share	$0.21	$(0.18)

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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of cash distributions paid to common stockholders during the current calendar year as of June 30, 2025, 50.4% would be from ordinary income and 49.6% would be from capital gains. The tax characterization of cash distributions paid to common stockholders during the calendar year ended December 31, 2024 was 52.9% from ordinary income and 47.1% from capital gains.
We paid the following cash distributions to our common stockholders for the three months ended June 30, 2025 and 2024:
For the Three Months Ended June 30, 2025:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 8, 2025	April 21, 2025	April 30, 2025	$0.08
April 8, 2025	May 21, 2025	May 30, 2025	0.08
April 8, 2025	June 4, 2025	June 13, 2025	0.54	(A)
April 8, 2025	June 20, 2025	June 30, 2025	0.08
	Three Months Ended June 30, 2025		$0.78
For the Three Months Ended June 30, 2024:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 9, 2024	April 19, 2024	April 30, 2024	$0.08
April 9, 2024	May 17, 2024	May 31, 2024	0.08
April 9, 2024	June 19, 2024	June 28, 2024	0.08
	Three Months Ended June 30, 2024		$0.24
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid were $28.8 million and $8.8 million for the three months ended June 30, 2025 and 2024, respectively.
For the fiscal year ended March 31, 2025, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $36.7 million of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2025, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.

For the three months ended June 30, 2025, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Accumulated net realized (loss) gain in excess of distributions and Capital in excess of par value and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities. For the three months ended June 30, 2024, we recorded $0.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities.

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

federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the year ended March 31, 2025, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of June 30, 2025 and March 31, 2025, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents and Other liabilities, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.0 million as of June 30, 2025 and March 31, 2025.
Financial Commitments and Obligations
We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of June 30, 2025 and March 31, 2025 to be insignificant.
The following table summarizes the principal balances of unused line of credit as of June 30, 2025 and March 31, 2025, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2025	March 31, 2025
Unused line of credit commitments	$3,596	$3,440
Total	$3,596	$3,440

NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2025	2024
Per Common Share Data:
Net asset value at beginning of period(A)	$13.55	$13.43
Income (loss) from investment operations(B)
Net investment income	0.25	0.34
Net realized gain	—	0.00
Net unrealized depreciation	(0.04)	(0.52)
Total from investment operations	0.21	(0.18)
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.27)	(0.24)
Cash distributions to common stockholders from net realized gains(C)	(0.51)	—
Net accretive effect of equity offering(D)	0.01	—
Total from equity capital activity	(0.77)	(0.24)
Other, net(B)(E)	—	—
Net asset value at end of period(A)	$12.99	$13.01

Per common share market value at beginning of period	$13.36	$14.23
Per common share market value at end of period	$14.27	$13.98
Total investment return(F)	12.76%	(0.08)%
Common stock outstanding at end of period(A)	37,352,676	36,688,667

Statement of Assets and Liabilities Data:
Net assets at end of period	$485,304	$477,380
Average net assets(G)	$493,569	$487,698

Senior Securities Data:
Total borrowings, at cost	$525,738	$400,938

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)	11.72%	8.01%
Ratio of net investment income to average net assets – annualized(I)	7.37%	10.18%
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
(D)During the three months ended June 30, 2025, the accretive effect is a result of issuing common shares at a price above the then current NAV per share.
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
(H)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 15.01% and 10.34% for the three months ended June 30, 2025 and 2024, respectively.
(I)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets - annualized would have been 4.07% and 7.85% for the three months ended June 30, 2025 and 2024, respectively.

NOTE 11. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES
In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the three months ended June 30, 2025 and 2024.
NOTE 12. SUBSEQUENT EVENTS
Investment Activity

•In July 2025, we invested $67.6 million in a new portfolio company, Global GRAB Technologies, Inc. ("Global GRAB"), in the form of $46.5 million of secured first lien debt and $21.1 million of preferred equity. Global GRAB, headquartered in Franklin, Tennessee, is a leading provider of turnkey perimeter security and hostile vehicle mitigation systems, serving various government and commercial organizations.

Distributions and Dividends
•In July 2025, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 21, 2025	July 31, 2025	$0.08
August 20, 2025	August 29, 2025	0.08
September 22, 2025	September 30, 2025	0.08
	Total for the Quarter:	$0.24
ATM Activity
Subsequent to June 30, 2025, we sold 866,554 shares of our common stock under our 2024 Common Stock ATM program at a weighted-average gross price of $14.14 per share and raised approximately $12.1 million in net proceeds. All of these sales were above our then-current estimated NAV per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, elevated interest rates, tariffs and trade wars and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone or David Dullum; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, or the general economy, including inflation; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and (12) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 13, 2025 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from our historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”). Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.
In this Quarterly Report, the terms the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts, except per share amounts, are in thousands, unless otherwise indicated.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of June 30, 2025, our investment portfolio was comprised of 72.1% in debt investments and 27.9% in equity investments, at cost.
We focus on investing in lower middle market private businesses (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $4 million to $15 million) (“Lower Middle Market”) in the U.S. that meet certain criteria, including: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the portfolio company, reasonable capitalization of the portfolio company, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger, acquisition or recapitalization of the portfolio company, a public offering of the portfolio company’s stock, or, to a lesser extent, by exercising our right to require the portfolio company to repurchase our warrants, though there can be no assurance that we will always have these rights. We invest in portfolio companies that seek funds for management buyouts and/or growth capital to finance acquisitions, recapitalize or, to a lesser extent, refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace.
We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital Corporation and Gladstone Alternative Income Fund ("Gladstone Alternative") and any future BDC or registered closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.
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

Business
Portfolio and Investment Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the three months ended June 30, 2025, we invested in two new portfolio companies. From our initial public offering in June 2005 through June 30, 2025, we have invested in 64 companies, excluding investments in syndicated loans, for a total of approximately $2.1 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2025, we had unrecognized, contractual success fees of $55.6 million, or $1.49 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through June 30, 2025, we exited our investments in 33 portfolio companies that we acquired under our buyout strategy. In the aggregate, these sales have generated $353.4 million in net realized gains and $45.4 million in other income upon exit, for a total increase to our net assets of $398.8 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 33 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 100.0% from March 2011 through June 30, 2025, and allowed us to declare and pay 24 supplemental distributions to common stockholders through June 30, 2025.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2026, and currently have a total commitment amount of $270.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the three months ended June 30, 2025, we sold 515,295 shares of our common stock under our "at-the-market" program (the "2024 Common Stock ATM Program") for gross proceeds of approximately $7.3 million. During the year ended March 31, 2025, we issued the 7.875% 2030 Notes for gross proceeds of $126.5 million and sold 148,714 shares of our common stock under our 2024 Common Stock ATM Program for gross proceeds of approximately $2.0 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” further discussion of our common stock.
Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On June 30, 2025, the closing market price of our common stock was $14.27 per share, representing a 9.9% premium to our net asset value (“NAV”) of $12.99 per share as of June 30, 2025. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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
As of June 30, 2025, our asset coverage ratio on our senior securities representing indebtedness was 189.8%.
Investment Highlights
Investment Activity
During the three months ended June 30, 2025, the following significant transactions occurred:
•In May 2025, we invested $49.5 million in a new portfolio company, Smart Chemical Solutions, LLC, ("Smart Chemical"), in the form of $35.7 million of secured first lien debt and $13.8 million of preferred equity. Smart Chemical, headquartered in Midland, Texas, is a leading provider of production chemicals for onshore oil and gas operators throughout the United States.

•In May 2025, we invested $12.8 million in a new portfolio company, Sun State Nursery and Landscaping, LLC, ("Sun State"), in the form of $9.8 million of secured first lien debt and $3.1 million of preferred equity. Sun State, headquartered in Jacksonville, Florida, is a leading commercial landscaping installation and maintenance provider in the Jacksonville area.

•In June 2025, we restructured our investment in PSI Molded Plastics, Inc. As a result of the restructuring, we converted debt with a cost basis of $10.6 million into preferred equity.
Distributions and Dividends
•In July 2025, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 21, 2025	July 31, 2025	$0.08
August 20, 2025	August 29, 2025	0.08
September 22, 2025	September 30, 2025	0.08
	Total for the Quarter:	$0.24

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
INVESTMENT INCOME
Interest income	$21,648	$20,625	$1,023	5.0%
Dividend and success fee income	1,896	1,553	343	22.1%
Total investment income	23,544	22,178	1,366	6.2%

EXPENSES
Base management fee	5,080	4,618	462	10.0%
Loan servicing fee	2,672	2,222	450	20.3%
Incentive fee	(209)	(3,788)	3,579	(94.5)%
Administration fee	433	506	(73)	(14.4)%
Interest expense	8,499	6,480	2,019	31.2%
Amortization of deferred financing costs and discounts	910	631	279	44.2%
Other	1,142	1,944	(802)	(41.3)%
Expenses before credits from Adviser	18,527	12,613	5,914	46.9%
Credits to fees from Adviser	(4,071)	(2,849)	(1,222)	42.9%
Total expenses, net of credits to fees	14,456	9,764	4,692	48.1%
NET INVESTMENT INCOME	9,088	12,414	(3,326)	(26.8)%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	—	2	(2)	(100.0)%
Net unrealized depreciation	(1,316)	(18,942)	17,626	(93.1)%
Net realized and unrealized loss	(1,316)	(18,940)	17,624	(93.1)%

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,772	$(6,526)	$14,298	NM

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	36,908,943	36,688,667	220,276	0.6%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.25	$0.34	$(0.09)	(26.5)%
Net increase (decrease) in net assets resulting from operations	$0.21	$(0.18)	$0.39	NM
NM - Not meaningful

Investment Income
Total investment income increased $1.4 million, or 6.2%, for the three months ended June 30, 2025, as compared to the prior year period, primarily due to an increase in interest income and dividend and success fee income.
Interest income from our investments in debt securities increased $1.0 million, or 5.0%, for the three months ended June 30, 2025, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the weighted-average principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.

The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2025 was $610.0 million, compared to $571.0 million for the prior year period. This increase was primarily due to the origination of $176.4 million of new debt investments and $38.8 million of follow-on debt investments in existing portfolio companies, partially offset by $128.0 million of pay-offs, restructurings, or write-offs of debt investments and $30.8 million of existing loans placed on non-accrual status after March 31, 2024, and their respective impact on the weighted-average principal balance when considering the timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. During the three months ended June 30, 2025, we collected $1.5 million in past due interest from SFEG Holdings, Inc. ("SFEG") that was previously on non-accrual status. We had no collections of past due interest during the three months ended June 30, 2024.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 14.1% for the three months ended June 30, 2025, compared to 14.5% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period.
As of June 30, 2025, our loans to B+T Group Acquisition, Inc. ("B+T"), Diligent Delivery Systems ("Diligent"), Edge Adhesives Holdings, Inc. ("Edge"), and J.R. Hobbs Co. – Atlanta, LLC ("J.R. Hobbs") were on non-accrual status, with an aggregate debt cost basis of $90.3 million. As of June 30, 2024, certain of our loans to B+T, Diligent, Edge and J.R. Hobbs were on non-accrual status, with an aggregate debt cost basis of $86.1 million.
As of June 30, 2025 and March 31, 2025, SFEG represented 10.6% and 10.8% of the total investment portfolio at fair value, respectively.
Dividend and success fee income for the three months ended June 30, 2025 increased $0.3 million, or 22.1%, from the prior year period. During the three months ended June 30, 2025, dividend and success fee income consisted of $1.1 million of dividend income and $0.8 million of success fee income. During the three months ended June 30, 2024, dividend and success fee income consisted of $1.6 million of success fee income.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased $4.7 million, or 48.1%, during the three months ended June 30, 2025, as compared to the prior year period, primarily due to a decrease in the reversal of previously accrued capital gains-based incentive fees and an increase in interest expense, partially offset by an increase in fee credits from the Adviser and a decrease in other expense.
In accordance with GAAP, during the three months ended June 30, 2025, we recorded a $0.2 million reversal of previously accrued capital gains-based incentive fee compared to a $3.8 million reversal during the three months ended June 30, 2024. The capital gains-based incentive fee is a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2025	2024
Average total assets subject to base management fee(A)(B)	$1,016,000	$923,600
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(C)	$5,080	$4,618
Credits to fees from Adviser - other(C)	(1,399)	(627)
Net base management fee	$3,681	$3,991

Loan servicing fee(C)	$2,672	$2,222
Credits to base management fee - loan servicing fee(C)	(2,672)	(2,222)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$—
Incentive fee – capital gains-based(D)	(209)	(3,788)
Total incentive fee(C)	$(209)	$(3,788)
Credits to fees from Adviser - other(C)	—	—
Net total incentive fee	$(209)	$(3,788)
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
(C)Reflected as a line item on our Consolidated Statements of Operations.
(D)The capital gains-based incentive fees are recorded in accordance with GAAP and do not necessarily reflect amounts contractually due under the terms of the Advisory Agreement.
Interest expense increased $2.0 million, or 31.2%, during the three months ended June 30, 2025, as compared to the prior year period, primarily due to the issuance of the 7.785% 2030 Notes in December 2024 and an increase in the effective interest rate, partially offset by decreased borrowings on our Credit Facility. The weighted-average balance outstanding under our Credit Facility during the three months ended June 30, 2025 was $36.3 million, compared to $64.7 million in the prior year period. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, during the three months ended June 30, 2025 was 14.0%, as compared to 10.8% in the prior year period. The increase in the effective interest rate on the Credit Facility was primarily a result of an increase in unused commitment fees on the undrawn portion of the Credit Facility, partially offset by lower interest rates on the drawn portion of our Credit Facility during the three months ended June 30, 2025.
Other expenses decreased $0.8 million, or 41.3%, during the three months ended June 30, 2025, as compared to the prior year period, due to a decrease in bad debt expense, partially offset by an increase in professional fees and tax expense.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
ImageWorks Display and Marketing Group, Inc.	$—	$5,266	$—	$5,266
SFEG Holdings, Inc.	—	4,553	—	4,553
Schylling, Inc.	—	2,982	—	2,982
The E3 Company, LLC	—	2,696	—	2,696
Mason West, LLC	—	2,517	—	2,517
UPB Acquisition, Inc.	—	2,495	—	2,495
Old World Christmas, Inc.	—	1,373	—	1,373
Home Concepts Acquisition, Inc.	—	1,330	—	1,330
Horizon Facilities Services, Inc.	—	1,100	—	1,100
Nielsen-Kellerman Acquisition Corp.	—	830	—	830
Detroit Defense, Inc.	—	781	—	781
Pyrotek Special Effects, Inc.	—	647	—	647
Phoenix Door Systems, Inc.	—	(1,600)	—	(1,600)
Educators Resource, Inc.	—	(3,304)	—	(3,304)
Ginsey Home Solutions, Inc.	—	(3,468)	—	(3,468)
Galaxy Technologies Holdings, Inc.	—	(3,480)	—	(3,480)
The Maids International, LLC	—	(3,728)	—	(3,728)
PSI Molded Plastics, Inc.	—	(6,134)	—	(6,134)
Brunswick Bowling Products, Inc.	—	(6,392)	—	(6,392)
Other, net (<$1.0 million, net)	—	489	—	489
Total	$—	$(1,047)	$—	$(1,047)

	Three Months Ended June 30, 2024
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
UPB Acquisition, Inc.	$—	$3,967	$—	$3,967
Ginsey Home Solutions, Inc.	—	3,475	—	3,475
The E3 Company, LLC	—	2,646	—	2,646
Old World Christmas, Inc.	—	1,531	—	1,531
Dema/Mai Holdings, Inc.	—	1,073	—	1,073
PSI Molded Plastics, Inc.	—	(876)	—	(876)
Edge Adhesives Holdings, Inc.	—	(1,443)	—	(1,443)
Phoenix Doors Systems, Inc.	—	(1,678)	—	(1,678)
Nocturne Luxury Villas, Inc.	—	(1,719)	—	(1,719)
ImageWorks Display and Marketing Group, Inc.	—	(2,607)	—	(2,607)
Horizon Facilities Service, Inc.	—	(6,411)	—	(6,411)
Nth Degree Investment Group, LLC	—	(7,195)	—	(7,195)
Mason West, LLC	—	(9,201)	—	(9,201)
Other, net (<$1.0 million, net)	2	(508)	4	(502)
Total	$2	$(18,946)	$4	$(18,940)

Net Realized Gain (Loss) on Investments
During the three months ended June 30, 2025, we did not record any net realized gains or losses on investments. During the three months ended June 30, 2024, we recorded net realized gains on investments of $2 thousand, due to the realized gain from the exit of Funko Acquisition Holdings, LLC.
Net Unrealized Appreciation (Depreciation) of Investments
Net unrealized depreciation of investments of $1.0 million for the three months ended June 30, 2025 was primarily due to a decrease in the performance of certain of our portfolio companies. These decreases were partially offset by increased performance of certain of our other portfolio companies and an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies.
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
Across our entire investment portfolio, we recorded net unrealized depreciation of $2.6 million on our equity positions and net unrealized appreciation of $1.6 million on our debt investments for the three months ended June 30, 2025. As of June 30, 2025, the fair value of our investment portfolio was more than our cost basis by $39.2 million, compared to March 31, 2025, when the fair value of our investment portfolio was more than our cost basis by $40.3 million. This resulted in net unrealized depreciation of $1.0 million for the three months ended June 30, 2025. Our entire portfolio was fair valued at 103.9% of cost as of June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash used in operating activities for the three months ended June 30, 2025 was $50.2 million compared to net cash provided by operating activities of $12.3 million for the three months ended June 30, 2024. This change was primarily due to an increase in purchases of investments.
Purchases of investments totaled $62.8 million during the three months ended June 30, 2025, compared to $0.6 million during the three months ended June 30, 2024. Aggregate net proceeds from the principal repayments of investments totaled $4.4 million during the three months ended June 30, 2025, compared to $3.0 million during the three months ended June 30, 2024.
As of June 30, 2025, we had equity investments in and/or loans to 27 portfolio companies with an aggregate cost basis of $1.0 billion. As of June 30, 2024, we had equity investments in and/or loans to 23 portfolio companies with an aggregate cost basis of $851.9 million.
The following table summarizes our total portfolio investment activity during the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Beginning investment portfolio, at fair value	$979,320	$920,504
New investments	62,322	—
Disbursements to existing portfolio companies	520	598
Unscheduled principal repayments	(4,370)	(3,000)
Net proceeds from sale and recapitalization of investments	—	(24)
Net realized gain on investments	—	2
Net unrealized depreciation of investments	(1,047)	(18,946)
Reversal of net unrealized depreciation of investments	—	4
Ending investment portfolio, at fair value	$1,036,745	$899,138

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2025:

Amount
For the remaining nine months ending March 31, 2026	$15,000
For the fiscal years ending March 31:
2027	124,124
2028	120,282
2029	254,844
2030	159,506
Thereafter	45,180
Total contractual repayments	$718,936
Investments in equity securities	278,602
Total cost basis of investments held as of June 30, 2025:	$997,538
Financing Activities
Net cash provided by financing activities for the three months ended June 30, 2025 was $40.4 million, which consisted primarily of $62.0 million of net borrowings under our Credit Facility and $7.3 million of proceeds from issuance of common stock, net of expenses and shelf offering registration costs, partially offset by $28.8 million in distributions to common stockholders and $0.1 million of deferred financing and offering costs.
Net cash used in financing activities for the three months ended June 30, 2024 was $12.4 million, which consisted primarily of $8.8 million in distributions to common stockholders, $3.3 million of net repayments under our Credit Facility and $0.2 million of deferred financing and offering costs.

Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the three months from April through June 2025, and a supplemental distribution of $0.54 per common share paid in June 2025. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared our Board of Directors in July 2025.
For the fiscal year ended March 31, 2025, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $36.7 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2025, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2025, we recorded $1.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Overdistributed net investment income. For the three months ended June 30, 2025, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Accumulated net realized (loss) gain in excess of distributions and Capital in excess of par value and increased Overdistributed net investment income.
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
Equity
Registration Statement
On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to an additional $301.8 million of the securities registered under the registration statement.
Common Stock
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (collectively, the “Sales Agents”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in the 2024 Common Stock ATM Program. In June 2025, we entered into an equity distribution agreement with M&T Securities, Inc.

and entered into amendments to the agreements with Oppenheimer & Co. Inc., B. Riley Securities, Inc. and Virtu Americas LLC to add M&T Securities, Inc. as a Sales Agent for the 2024 Common Stock ATM Program. As of June 30, 2025, we had remaining capacity to sell up to an additional $65.6 million of common stock under the 2024 Common Stock ATM Program.

In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “2022 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the 2022 Sales Agents, up to an aggregate offering price of $50.0 million in the 2022 Common Stock ATM Program. In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC to add B. Riley Securities, Inc. as a 2022 Sales Agent for the 2022 Common Stock ATM Program. We did not sell any shares under the 2022 Common Stock ATM Program, which terminated in connection with our entry into the 2024 Common Stock ATM Program on May 14, 2024, during the three months ended June 30, 2024.
During the three months ended June 30, 2025, we sold 515,295 shares of our common stock under the 2024 Common Stock ATM Program, with a weighted-average gross price of $14.23 per share and a weighted-average net price of $14.04 per share after deducting commissions and offering costs borne by us, raising approximately $7.3 million and $7.2 million of gross and net proceeds, respectively. All of these sales were above our then current NAV per share.
During the three months ended June 30, 2024, we did not sell any shares under the 2024 Common Stock ATM Program.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. As of June 30, 2025, the closing market price of our common stock was $14.27 per share, representing a 9.9% premium to our NAV per share of $12.99 as of June 30, 2025.
Revolving Line of Credit

As of June 30, 2025, our Credit Facility had a total commitment amount of $270.0 million with an "accordion" feature that permits us to increase the size of the facility to $300.0 million. The Credit Facility has a revolving period end date of October 30, 2026 and a final maturity date of October 30, 2028 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). See "Overview - Revolving Line of Credit".
As of June 30, 2025, advances under the Credit Facility generally bore interest at 30-day Term SOFR, subject to a floor of 0.35%, with a SOFR credit spread adjustment of 10 basis points, plus a margin of 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount.

At June 30, 2025, we had $62.0 million of borrowings outstanding on the Credit Facility and as of the date of this report, we had $119.2 million outstanding under our Credit Facility.
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
Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our

Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, our Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $416.6 million as of June 30, 2025, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2025, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $940.4 million, asset coverage on our senior securities representing indebtedness of 189.8%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2025, we had availability, after adjustments for various constraints based on collateral quality, of $208.0 million under our Credit Facility and were in compliance with all covenants under our Credit Facility.

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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2025 and March 31, 2025, we had unrecognized, contractual off-balance sheet success fee receivables of $55.6 million and $52.5 million (or approximately $1.49 and $1.43 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of June 30, 2025 to be insignificant.
The following table shows our contractual obligations as of June 30, 2025, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$62,000	$—	$—	$62,000	$—
Notes payable	463,738	127,938	—	335,800	—
Interest payments on obligations(C)	114,704	34,701	59,125	20,878	—
Total	$640,442	$162,639	$59,125	$418,678	$—
(A)Excludes unused line of credit commitments to our portfolio companies in the aggregate principal amount of $3.6 million.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on our Credit Facility and the Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2025.
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
The following table reflects risk ratings for all loans in our portfolio as of June 30, 2025 and March 31, 2025:

Rating	June 30, 2025	March 31, 2025
Highest	9.0	9.0
Average	7.0	7.0
Weighted-average	7.7	7.7
Lowest	4.0	3.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both June 30, 2025 and March 31, 2025.
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
The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rates at which we borrow funds, such as under our Credit Facility (which is variable) and our unsecured notes (which are fixed), and the rates at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and approximately up to 10% at fixed rates. As of June 30, 2025 and March 31, 2025, all of our variable-rate loans had rates associated with the current 30-day SOFR rate, and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	June 30, 2025	March 31, 2025
Variable rates with a floor	100.0%	100.0%
Fixed rates	—%	—%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended June 30, 2025 from those included in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the SEC on May 13, 2025. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement.”

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2025 and March 31, 2025, (ii) the Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024, (iii) the Consolidated Statements of Changes in Net Assets for the three months ended June 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and 2024, (v) the Consolidated Schedules of Investments as of June 30, 2025 and March 31, 2025, and (vi) the Notes to Consolidated Financial Statements.

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
Date: August 12, 2025