Form 10-Q
period 2025-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2025-11-04
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 3, 2025 was 39,646,451.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2025	March 31, 2025
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $693,893 and $562,371, respectively)	$812,538	$648,589
Affiliate investments (Cost of $325,898 and $359,286, respectively)	317,551	330,388
Control investments (Cost of $17,409 and $17,409, respectively)	770	343
Cash	210	12,944
Cash equivalents	1,217	1,354
Restricted cash	810	856
Interest receivable	6,123	5,582
Due from administrative agent	2,382	2,891
Deferred financing costs, net	1,030	1,471
Other assets, net	1,808	1,986
TOTAL ASSETS	$1,144,439	$1,006,404

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $97,700 and $0, respectively)	$98,053	$—
Notes payable, net	456,978	455,709
Total borrowings	555,031	455,709
Accounts payable and accrued expenses	883	1,291
Interest payable	5,267	4,879
Fees due to Adviser(A)	46,062	43,817
Fee due to Administrator(A)	527	767
Other liabilities	826	857
TOTAL LIABILITIES	$608,596	$507,320
Commitments and contingencies(B)
NET ASSETS	$535,843	$499,084

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 39,591,037 and 36,837,381 shares issued and outstanding, respectively	$40	$37
Capital in excess of par value	483,554	445,512
Cumulative net unrealized appreciation of investments	93,659	40,254
Cumulative net unrealized appreciation of other	(353)	—
Overdistributed net investment income	(20,095)	(5,325)
Accumulated net realized (loss) gain in excess of distributions	(20,962)	18,606
Total distributable earnings	52,249	53,535
TOTAL NET ASSETS	$535,843	$499,084

NET ASSET VALUE PER SHARE	$13.53	$13.55
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$16,076	$15,105	$31,339	$29,647
Affiliate investments	6,501	5,834	12,688	11,874
Cash and cash equivalents	92	57	290	100
Total interest income	22,669	20,996	44,317	41,621
Dividend income
Non-Control/Non-Affiliate investments	—	1,419	1,063	1,419
Affiliate investments	2,610	—	2,689	—
Total dividend income	2,610	1,419	3,752	1,419
Success fee income
Non-Control/Non-Affiliate investments	—	—	447	1,553
Affiliate investments	—	150	307	150
Total success fee income	—	150	754	1,703
Total investment income	$25,279	$22,565	$48,823	$44,743

EXPENSES
Base management fee(A)	$5,457	$4,447	$10,537	$9,065
Loan servicing fee(A)	2,932	2,194	5,604	4,416
Incentive fee(A)	5,207	2,232	4,998	(1,556)
Administration fee(A)	520	567	953	1,073
Interest expense on borrowings	9,631	6,399	18,130	12,879
Amortization of deferred financing costs and discounts	910	629	1,820	1,260
Professional fees	518	481	1,020	811
Other general and administrative expenses	395	1,188	1,035	2,802
Expenses before credits from Adviser	25,570	18,137	44,097	30,750
Credits to base management fee – loan servicing fee(A)	(2,932)	(2,194)	(5,604)	(4,416)
Credits to fees from Adviser - other(A)	(1,638)	(669)	(3,037)	(1,296)
Total expenses, net of credits to fees	21,000	15,274	35,456	25,038
NET INVESTMENT INCOME	$4,279	$7,291	$13,367	$19,705

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$—	$19	$—	$21
Affiliate investments	(29,938)	42,284	(29,938)	42,284
Total net realized gain (loss)	(29,938)	42,303	(29,938)	42,305
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	34,581	464	32,427	(11,970)
Affiliate investments	19,469	(33,684)	20,551	(38,749)
Control investments	402	(892)	427	(2,335)
Other	(84)	—	(353)	—
Total net unrealized appreciation (depreciation)	54,368	(34,112)	53,052	(53,054)
Net realized and unrealized gain (loss)	24,430	8,191	23,114	(10,749)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$28,709	$15,482	$36,481	$8,956

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.11	$0.20	$0.35	$0.54
Net increase in net assets resulting from operations	$0.75	$0.42	$0.97	$0.24

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	38,445,643	36,688,667	37,681,491	36,688,667
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2025	2024
NET ASSETS, MARCH 31	$499,084	$492,711
OPERATIONS
Net investment income	9,088	12,414
Net realized gain on investments	—	2
Net unrealized depreciation of investments	(1,047)	(18,942)
Net unrealized appreciation of other	(269)	—
Net increase (decrease) in net assets from operations	7,772	(6,526)
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.27 and $0.24 per share, respectively)	(10,125)	(8,805)
Distributions to common stockholders from net realized gains ($0.51 and $0.00 per share, respectively)	(18,663)	—
Net decrease in net assets from distributions	(28,788)	(8,805)
CAPITAL ACTIVITY
Issuance of common stock	7,331	—
Discounts, commissions, and offering costs for issuance of common stock	(95)	—
Net increase in net assets from capital activity	7,236	—
NET DECREASE IN NET ASSETS	(13,780)	(15,331)
NET ASSETS, JUNE 30	$485,304	$477,380
OPERATIONS
Net investment income	$4,279	$7,291
Net realized (loss) gain on investments	(29,938)	42,303
Net unrealized appreciation (depreciation) of investments	54,452	(34,112)
Net unrealized appreciation of other	(84)	—
Net increase in net assets from operations	28,709	15,482
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.24 and $0.24 per share, respectively)	(9,289)	(8,805)
Distributions to common stockholders from net realized gains ($0.00 and $0.70 per share, respectively)(B)	—	(25,682)
Net decrease in net assets from distributions	(9,289)	(34,487)
CAPITAL ACTIVITY
Issuance of common stock	31,562	—
Discounts, commissions, and offering costs for issuance of common stock	(443)	—
Net increase in net assets from capital activity	31,119	—
NET INCREASE (DECREASE) IN NET ASSETS	50,539	(19,005)
NET ASSETS, SEPTEMBER 30	$535,843	$458,375
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$36,481	$8,956
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(133,878)	(20,098)
Principal repayments of investments	5,806	28,000
Net proceeds from the sale and recapitalization of investments	—	48,546
Net realized loss (gain) on investments	29,938	(42,305)
Net unrealized (appreciation) depreciation of investments	(53,405)	53,054
Net unrealized appreciation of other	353	—
Amortization of deferred financing costs and discounts	1,820	1,260
Bad debt expense, net of recoveries	(247)	1,045
Changes in assets and liabilities:
Increase in interest receivable	(605)	(109)
Decrease in due from administrative agent	509	871
Decrease (increase) in other assets, net	477	(290)
(Decrease) increase in accounts payable and accrued expenses	(408)	1,040
Increase (decrease) in interest payable	388	(224)
Increase (decrease) in fees due to Adviser(A)	2,203	(3,991)
Decrease in fee due to Administrator(A)	(240)	(161)
Decrease in other liabilities	(31)	(110)
Net cash (used in) provided by operating activities	(110,839)	75,484

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	38,893	—
Discounts, commissions, and offering costs for issuance of common stock	(458)	—
Proceeds from line of credit	153,300	47,800
Repayments on line of credit	(55,600)	(105,900)
Deferred financing and offering costs	(136)	(320)
Distributions paid to common stockholders	(38,077)	(17,610)
Net cash provided by (used in) financing activities	97,922	(76,030)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12,917)	(546)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	15,154	3,220

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,237	$2,674

CASH PAID FOR INTEREST	$16,822	$12,442

NON-CASH FINANCING ACTIVITY:
Distributions payable	$—	$25,682
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

Supplemental disclosures of non-cash operating activities:
•In September 2025, we restructured our existing first lien term loans and line of credit to J.R. Hobbs Co. – Atlanta, LLC with an aggregate total cost basis of $49.9 million into a new $20.0 million first lien term loan, which resulted in a realized loss of $29.9 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 151.7%
Secured First Lien Debt – 73.5%
Aerospace and Defense – 20.5%
Detroit Defense, Inc.(K) – Term Debt (SOFR+9.0%, 13.1% Cash, Due 12/2029)(J)(Q)	$61,305	$61,305	$61,305
Global GRAB Technologies, Inc.– Line of Credit, $5,000 available (SOFR+5.0%, 10.0% Cash, Due 7/2026)(J)	2,000	2,000	2,000
Global GRAB Technologies, Inc. –Term Debt (SOFR+9.0%, 13.5% Cash, Due 7/2030)(J)	46,500	46,500	46,500
		109,805	109,805
Buildings and Real Estate – 7.1%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 15.1% Cash, Due 7/2027)(J)	38,250	38,250	38,250

Chemicals, Plastics, and Rubber - 6.7%
Smart Chemical Solutions, LLC(K) – Term Debt (SOFR+9.0%, 13.5% Cash, Due 5/2030)(J)	35,660	35,660	35,660

Diversified/Conglomerate Manufacturing – 0.7%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (SOFR+1.4%, 5.5% Cash (0.3% Unused Fee), Due 9/2026)(J)	2,950	2,950	2,950
Phoenix Door Systems, Inc. – Term Debt (SOFR+3.4%, 7.5% Cash, Due 9/2026)(J)	3,200	3,200	574
		6,150	3,524
Diversified/Conglomerate Services – 12.4%
Horizon Facilities Services, Inc. – Term Debt (SOFR+0.5%, 6.0% Cash, Due 6/2028)(J)	57,700	57,700	31,711
Mason West, LLC – Term Debt (SOFR+10.0%, 14.1% Cash, Due 7/2027)(J)	25,250	25,250	25,250
Sun State Nursery and Landscaping, LLC – Line of Credit, $1,760 available (SOFR+5.0%, 10.0% Cash, Due 5/2027)(J)	240	240	240
Sun State Nursery and Landscaping, LLC – Term Debt (SOFR+9.0%, 13.5% Cash, Due 5/2030)(J)	9,520	9,520	9,520
		92,710	66,721
Healthcare, Education, and Childcare – 5.6%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 14.6% Cash, Due 2/2030)(J)	30,000	30,000	30,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 6.9%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 14.1% Cash, Due 3/2029)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 14.1% Cash, Due 3/2029)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 14.1% Cash, Due 11/2028)(J)	12,200	12,200	12,200
		36,750	36,750

Leisure, Amusement, Motion Pictures, and Entertainment – 5.2%
Schylling, Inc. – Term Debt (SOFR+11.0%, 15.1% Cash, Due 9/2027)(J)	27,981	27,981	27,981

Oil and Gas – 6.3%
The E3 Company, LLC – Term Debt (SOFR+9.0%, 13.5% Cash, Due 9/2028)(J)	33,750	33,750	33,750

Printing and Publishing – 2.1%
Home Concepts Acquisition, Inc. – Line of Credit, $0 available (SOFR+6.0%, 10.1% Cash, Due 11/2025)(J)	2,000	2,000	2,000
Home Concepts Acquisition, Inc. – Line of Credit, $400 available (SOFR+6.0%, 10.1% Cash, Due 11/2025)(J)	—	—	—
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 13.1% Cash, Due 5/2028)(J)	12,000	12,000	9,325
		14,000	11,325

Total Secured First Lien Debt		$425,056	$393,766
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2025
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Secured Second Lien Debt – 16.9%
Aerospace and Defense – 4.8%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 8.2% Cash, Due 10/2026)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 11.1% Cash, Due 10/2026)(J)	18,796	18,796	18,796
		25,696	25,696
Cargo Transport – 1.9%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 13.1% Cash, Due 10/2025)(G)(J)	13,000	13,000	10,293

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 10.2%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(J)	54,644	54,644	54,644

Total Secured Second Lien Debt		$93,340	$90,633

Preferred Equity – 47.1%
Aerospace and Defense – 6.8%
Detroit Defense, Inc.(K) – Preferred Stock(C)(J)(Q)	17,388	$17,388	$15,592
Global GRAB Technologies, Inc. – Preferred Stock(C)(J)	21,100	21,100	21,100
		38,488	36,692
Buildings and Real Estate – 6.6%
Dema/Mai Holdings, Inc. – Preferred Stock(C)(J)	21,000	21,000	35,242

Chemicals, Plastics, and Rubber – 2.3%
Smart Chemical Solutions, LLC(K) – Preferred Stock(C)(J)	13,843	13,843	12,148

Diversified/Conglomerate Services – 3.4%
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	—
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	15,097
Sun State Nursery and Landscaping, LLC – Preferred Stock(C)(J)	3,059	3,059	3,059
		14,265	18,156
Healthcare, Education, and Childcare – 2.9%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	15,767

Home and Office Furnishings, Housewares, and Durable Consumer Products – 10.4%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	48,863
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	6,810
		16,236	55,673
Leisure, Amusement, Motion Pictures, and Entertainment – 5.5%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	29,263

Oil and Gas – 9.2%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	49,304

Printing and Publishing – 0.0%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	—

Total Preferred Equity		$130,900	$252,245

Common Equity/Equivalents – 14.2%
Aerospace and Defense – 0.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$—

Cargo Transport – 0.0%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	500	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2025
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	$1,830	$—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 14.2%
SFEG Holdings, Inc. – Common Stock(C)(J)	18,721	30,746	75,894

Total Common Equity/Equivalents		$44,597	$75,894

Total Non-Control/Non-Affiliate Investments		$693,893	$812,538

AFFILIATE INVESTMENTS(M) – 59.2%
Secured First Lien Debt – 37.3%
Diversified/Conglomerate Services – 13.2%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 15.1% Cash, Due 11/2028)(J)	$22,000	$22,000	$22,000
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.1% Cash, Due 9/2030)(J)	20,000	20,000	20,000
The Maids International, LLC – Term Debt (SOFR+10.5%, 14.6% Cash, Due 3/2028)(J)	28,560	28,560	28,560
		70,560	70,560
Electronics – 9.0%
Nielsen-Kellerman Acquisition Corp.(K) – Term Debt (SOFR+8.5%, 13.5% Cash, Due 12/2029)(J)	48,082	48,082	48,082

Home and Office Furnishings, Housewares, and Durable Consumer Products – 7.1%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 13.6% Cash, Due 12/2028)(J)	38,000	38,000	38,000

Leisure, Amusement, Motion Pictures, and Entertainment – 3.8%
Pyrotek Special Effects, Inc.(P) – Term Debt (SOFR+8.0%, 13.0% Cash, Due 11/2029)(J)	20,120	20,120	20,120

Mining, Steel, Iron and Non-Precious Metals – 2.8%
UPB Acquisition, Inc. – Term Debt (SOFR+10.0%, 14.1% Cash, Due 7/2028)(J)	15,000	15,000	15,000

Telecommunications – 1.4%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	3,080	3,080	3,080
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	1,050	1,050	1,050
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	14,000	14,000	3,551
		18,130	7,681

Total Secured First Lien Debt		$209,892	$199,443

Preferred Equity – 21.0%
Chemicals, Plastics, and Rubber – 0.6%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	428,773	$46,746	$3,374

Diversified/Conglomerate Services – 6.2%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	17,825
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	12,362
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	3,394
		24,309	33,581
Electronics – 4.4%
Nielsen-Kellerman Acquisition Corp.(K) – Preferred Stock(C)(J)	22,169	22,169	23,793

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2025
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.2%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	$—	$22,243

Leisure, Amusement, Motion Pictures, and Entertainment – 1.3%
Pyrotek Special Effects, Inc.(P) – Preferred Stock(C)(J)	7,060	7,060	6,738

Mining, Steel, Iron and Non-Precious Metals – 4.3%
UPB Acquisition, Inc. – Preferred Stock(C)(J)	6,000	6,000	23,304

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$111,006	$113,033
Common Equity/Equivalents – 0.9%
Finance – 0.9%
Gladstone Alternative Income Fund – Common Equity(C)(O)	500,000	$5,000	$5,075

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$5,000	$5,075

Total Affiliate Investments		$325,898	$317,551

CONTROL INVESTMENTS(N) – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 9.6% Cash, Due 8/2026)(G)(J)	9,210	$9,210	$770

Total Secured First Lien Debt		$9,210	$770

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Total Preferred Equity		$8,199	$—

Total Control Investments		$17,409	$770

TOTAL INVESTMENTS – 211.0%		$1,037,200	$1,130,859

CASH EQUIVALENTS - 0.2%
Dreyfus Treasury Obligations Cash Management Fund (3.77% market yield)(R)	1,217	$1,217	$1,217

Total Cash Equivalents		$1,217	$1,217

TOTAL INVESTMENTS AND CASH EQUIVALENTS - 211.2%		$1,038,417	$1,132,076

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $1.0 billion at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2025, our investments in Pyrotek Special Effects, Inc. ("Pyrotek") and Gladstone Alternative Income Fund ("Gladstone Alternative") are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.8% of total investments, at fair value, as of September 30, 2025.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day Secured Overnight Financing Rate ("SOFR"), which was 4.1% as of September 30, 2025. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2025
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2025.
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
(H)Represents the principal balance, presented in thousands, for debt investments, the cash balance, presented in thousands, for cash equivalents, and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
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
(Q)The portfolio company changed its name from Ricardo Defense, Inc. to Detroit Defense, Inc during the six months ended September 30, 2025.
(R)Valued using Level 1 inputs within the FASB ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.7%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	$—	$23,539

Leisure, Amusement, Motion Pictures, and Entertainment – 1.4%
Pyrotek Special Effects, Inc.(P) – Preferred Stock(C)(J)	7,060	7,060	7,260

Mining, Steel, Iron and Non-Precious Metals – 5.2%
UPB Acquisition, Inc. - Preferred Stock(C)(J)	6,000	6,000	26,010

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$100,390	$101,557

Common Equity/Equivalents – 1.0%
Finance – 1.0%
Gladstone Alternative Income Fund – Common Equity(C)(O)	500,000	$5,000	$4,975

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$5,000	$4,975

Total Affiliate Investments		$359,286	$330,388

CONTROL INVESTMENTS(N) – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 9.8% Cash, Due 8/2026)(G)(J)	$9,210	$9,210	$343

Total Secured First Lien Debt		$9,210	$343

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Total Preferred Equity		$8,199	$—

Total Control Investments		$17,409	$343

TOTAL INVESTMENTS – 196.2%(Q)		$939,066	$979,320

CASH EQUIVALENTS - 0.3%
Dreyfus Treasury Obligations Cash Management Fund (3.97% market yield)(R)	1,354	$1,354	$1,354

Total Cash Equivalents		$1,354	$1,354

TOTAL INVESTMENTS AND CASH EQUIVALENTS - 196.5%		$940,420	$980,674

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(DOLLAR AMOUNTS IN THOUSANDS)
(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $764.7 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2025, our investments in Pyrotek and Gladstone Alternative are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 3.6% of total investments, at fair value, as of March 31, 2025.
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
(H)Represents the principal balance, presented in thousands, for debt investments, the cash balance, presented in thousands, for cash equivalents, and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
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
(R)Valued using Level 1 inputs within the FASB ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(DOLLAR AMOUNTS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 75.0% in debt investments and 25.0% in equity investments, at cost. As of September 30, 2025, our investment portfolio was comprised of 71.1% in debt investments and 28.9% in equity investments, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2025 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2026 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the SEC on May 13, 2025.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Statements of Assets and Liabilities to the total amount shown at the end of the applicable period in the Consolidated Statements of Cash Flows:

	As of September 30, 2025	As of March 31, 2025

Cash	$210	$12,944
Cash equivalents	1,217	1,354
Restricted cash	810	856
Total cash, cash equivalents and restricted cash	$2,237	$15,154
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

•Investments in Funds — For equity investments in other funds for which we cannot effectuate a sale of the fund, the Valuation Team generally determines the fair value of our invested capital at the net asset value (“NAV”) provided by the fund. ASC 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment.
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2025, our loans to B+T Group Acquisition, Inc. ("B+T"), Diligent Delivery Systems ("Diligent") and Edge Adhesives Holdings, Inc. ("Edge") were on non-accrual status, with an aggregate debt cost basis of $40.3 million, or 5.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $18.7 million, or 2.7% of the fair value of all debt investments in our portfolio. As of March 31, 2025, our loans to B+T, Diligent, Edge and J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) were on non-accrual status, with an aggregate debt cost basis of $90.2 million, or 13.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $50.9 million, or 8.2% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. As of September 30, 2025 and March 31, 2025, we did not have any loans with a PIK interest component.
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
Related Party Fees
We are party to the Advisory Agreement with the Adviser, which is indirectly owned by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the "Credit Facility").
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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which was issued to enhance the transparency and decision usefulness of income tax disclosures. The new guidance is effective for annual periods beginning after December 15, 2024. The Company evaluated the impact of the new standard on the Company’s consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosure.
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
As of September 30, 2025 and March 31, 2025, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in money market funds, which was valued using Level 1 inputs, and our investment in Gladstone Alternative Income Fund ("Gladstone Alternative"), which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three and six months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and March 31, 2025, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2025:
Secured first lien debt	$—	$—	$593,979	$593,979
Secured second lien debt	—	—	90,633	90,633
Preferred equity	—	—	365,278	365,278
Common equity/equivalents	—	—	75,894	75,894
Total	$—	$—	$1,125,784	$1,125,784
Investments measured at NAV (A)	—	—	—	5,075
Total Investments	$—	$—	$1,125,784	$1,130,859
Cash equivalents	1,217	—	—	1,217
Total Investments and Cash Equivalents as of September 30, 2025	$1,217	$—	$1,125,784	$1,132,076

	Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2025:
Secured first lien debt	$—	$—	$514,334	$514,334
Secured second lien debt	—	—	103,580	103,580
Preferred equity	—	—	302,163	302,163
Common equity/equivalents	—	—	54,268	54,268
Total	$—	$—	$974,345	$974,345
Investments measured at NAV (A)	—	—	—	4,975
Total Investments	$—	$—	$974,345	$979,320
Cash equivalents	1,354	—	—	1,354
Total Investments and Cash Equivalents as of March 31, 2025	$1,354	$—	$974,345	$980,674
(A)Includes our investment in Gladstone Alternative as of September 30, 2025 and March 31, 2025. Investments that are measured at fair value using NAV as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented elsewhere in this Quarterly Report.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of September 30, 2025 and March 31, 2025, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	September 30, 2025	March 31, 2025
Non-Control/Non-Affiliate Investments
Secured first lien debt	$393,766	$300,751
Secured second lien debt	90,633	92,964
Preferred equity	252,245	200,606
Common equity/equivalents	75,894	54,268
Total Non-Control/Non-Affiliate Investments	812,538	648,589

Affiliate Investments
Secured first lien debt	199,443	213,240
Secured second lien debt	—	10,616
Preferred equity	113,033	101,557
Common equity/equivalents	—	—
Total Affiliate Investments	312,476	325,413

Control Investments
Secured first lien debt	770	343
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	—	—
Total Control Investments	770	343

Total investments at fair value using Level 3 inputs	$1,125,784	$974,345

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of September 30, 2025 and March 31, 2025. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	September 30, 2025	March 31, 2025			September 30, 2025	March 31, 2025
Secured first lien debt	$593,979	$514,334	TEV	EBITDA multiple	3.5x – 8.0x / 6.2x	3.7x – 7.9x / 6.0x
				EBITDA	$538 – $23,126 / $11,372	$1,208 – $25,038 / $12,162
				Revenue multiple	0.3x – 0.6x / 0.5x	0.3x – 0.6x / 0.4x
				Revenue	$21,649 – $104,790 / $65,258	$6,690 – $102,791 / $72,303
Secured second lien debt	90,633	90,956	TEV	EBITDA multiple	5.0x – 7.3x / 6.6x	6.1x – 7.2x / 6.8x
				EBITDA	$5,130 – $31,248 / $20,921	$3,637 – $24,234 / $16,900
	—	12,624	Yield Analysis	Discount Rate	N/A	20.7% – 20.7% / 20.7%
Preferred equity	365,278	302,163	TEV	EBITDA multiple	3.5x – 8.0x / 6.2x	3.7x – 7.9x / 6.1x
				EBITDA	$538 – $23,126 / $9,778	$2,153 – $25,038 / $11,029
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$21,649 – $104,790 / $79,691	$6,690 – $102,791 / $53,604
Common equity/ equivalents	75,894	54,268	TEV	EBITDA multiple	5.0x – 7.3x / 6.9x	5.5x – 7.2x / 6.8x
				EBITDA	$714 – $31,248 / $22,994	$1,208 – $24,234 / $18,562
Total	$1,125,784	$974,345

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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and six months ended September 30, 2025 and 2024 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months Ended September 30, 2025:
Fair value as of June 30, 2025	$557,057	$93,340	$325,997	$55,341	$1,031,735
Total gain (loss):
Net realized gain (loss)(A)	(29,938)	—	—	—	(29,938)
Net unrealized (depreciation) appreciation(B)	(744)	(2,707)	18,181	20,553	35,283
Reversal of previously recorded depreciation upon realization(B)	19,104	—	—	—	19,104
New investments, repayments and settlements(C):
Issuances / originations	49,936	—	21,100	—	71,036
Settlements / repayments	(1,436)	—	—	—	(1,436)
Sales	—	—	—	—	—
Transfers	—	—	—	—	—
Fair value as of September 30, 2025	$593,979	$90,633	$365,278	$75,894	$1,125,784

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six Months Ended September 30, 2025
Fair value as of March 31, 2025	$514,334	$103,580	$302,163	$54,268	$974,345
Total gain (loss):
Net realized gain (loss)(A)	(29,938)	—	—	—	(29,938)
Net unrealized appreciation (depreciation)(B)	409	(2,331)	14,497	21,626	34,201
Reversal of previously recorded depreciation upon realization(B)	19,104	—	—	—	19,104
New investments, repayments and settlements(C):
Issuances / originations	95,876	—	38,002	—	133,878
Settlements / repayments	(5,806)	—	—	—	(5,806)
Sales	—	—	—	—	—
Transfers(D)	—	(10,616)	10,616	—	—
Fair value as of September 30, 2025	$593,979	$90,633	$365,278	$75,894	$1,125,784

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months Ended September 30, 2024:
Fair value as of June 30, 2024	$463,219	$137,827	$212,591	$85,501	$899,138
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	42,284	42,284
Net unrealized (depreciation) appreciation (B)	(13,239)	(1,483)	15,937	2,701	3,916
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	(38,028)	(38,028)
New investments, repayments and settlements(C):
Issuances / originations	19,500	—	—	—	19,500
Settlements / repayments	—	(25,000)	—	—	(25,000)
Sales	—	—	—	(48,503)	(48,503)
Transfers	—	—	—	—	—
Fair value as of September 30, 2024	$469,480	$111,344	$228,528	$43,955	$853,307

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six Months Ended September 30, 2024:
Fair value as of March 31, 2024	$474,856	$138,703	$213,480	$93,447	$920,486
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	42,284	42,284
Net unrealized appreciation (depreciation)(B)	(22,474)	(2,359)	15,048	(5,245)	(15,030)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	(38,028)	(38,028)
New investments, repayments and settlements(C):
Issuances / originations	20,098	—	—	—	20,098
Settlements / repayments	(3,000)	(25,000)	—	—	(28,000)
Sales	—	—	—	(48,503)	(48,503)
Transfers	—	—	—	—	—
Fair value as of September 30, 2024	$469,480	$111,344	$228,528	$43,955	$853,307
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective three and six months ended September 30, 2025 and 2024.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective three and six months ended September 30, 2025 and 2024.
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
Investment Activity
During the six months ended September 30, 2025, the following significant transactions occurred:

•In May 2025, we invested $49.5 million in a new portfolio company, Smart Chemical Solutions, LLC ("Smart Chemical"), in the form of $35.7 million of secured first lien debt and $13.8 million of preferred equity. Smart

Chemical, headquartered in Midland, Texas, is a provider of production chemicals for onshore oil and gas operators throughout the United States.

•In May 2025, we invested $12.8 million in a new portfolio company, Sun State Nursery and Landscaping, LLC ("Sun State"), in the form of $9.8 million of secured first lien debt and $3.1 million of preferred equity. Sun State, headquartered in Jacksonville, Florida, is a commercial landscaping installation and maintenance provider in the Jacksonville area.

•In June 2025, we restructured our investment in PSI Molded. As a result of the restructuring, we converted debt with a cost basis of $10.6 million into preferred equity.

•In July 2025, we invested $67.6 million in a new portfolio company, Global GRAB Technologies, Inc. ("Global GRAB"), in the form of $46.5 million of secured first lien debt and $21.1 million of preferred equity. Global GRAB, headquartered in Franklin, Tennessee, is a provider of turnkey perimeter security and hostile vehicle mitigation systems, serving various government and commercial organizations.

•In September 2025, we entered into a new $20.0 million secured first lien term loan with J.R. Hobbs, restructuring our previously outstanding first lien term loans and line of credit with an aggregate total cost basis of $49.9 million, which resulted in a realized loss of $29.9 million.
Investment Concentrations
As of September 30, 2025, our investment portfolio consisted of investments in 28 portfolio companies located in 20 states and Canada across 16 different industries with an aggregate fair value of approximately $1.1 billion. Our investments in SFEG Holdings, Inc., The E3 Company, LLC, Detroit Defense, Inc., Dema/Mai Holdings, Inc. and Brunswick Bowling Products, Inc. represented our five largest portfolio investments at fair value and collectively comprised $437.4 million, or 38.7%, of our total investment portfolio at fair value as of September 30, 2025.
The following table summarizes our investments by security type as of September 30, 2025 and March 31, 2025:

	September 30, 2025				March 31, 2025
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$644,158	62.1%	$593,979	52.5%	$584,026	62.2%	$514,334	52.5%
Secured second lien debt	93,340	9.0%	90,633	8.0%	103,956	11.1%	103,580	10.6%
Total debt	737,498	71.1%	684,612	60.5%	687,982	73.3%	617,914	63.1%

Preferred equity	250,105	24.1%	365,278	32.3%	201,487	21.5%	302,163	30.9%
Common equity/equivalents	49,597	4.8%	80,969	7.2%	49,597	5.2%	59,243	6.0%
Total equity/equivalents	299,702	28.9%	446,247	39.5%	251,084	26.7%	361,406	36.9%
Total investments	$1,037,200	100.0%	$1,130,859	100.0%	$939,066	100.0%	$979,320	100.0%

Investments at fair value consisted of the following industry classifications as of September 30, 2025 and March 31, 2025:

	September 30, 2025		March 31, 2025
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$189,018	16.7%	$170,360	17.4%
Aerospace and Defense	172,193	15.2%	107,869	10.9%
Home and Office Furnishings, Housewares, and Durable Consumer Products	152,666	13.6%	159,236	16.3%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	130,538	11.6%	105,432	10.8%
Leisure, Amusement, Motion Pictures, and Entertainment	84,102	7.4%	78,460	8.0%
Oil and Gas	83,054	7.3%	69,589	7.1%
Buildings and Real Estate	73,492	6.5%	69,320	7.1%
Electronics	71,875	6.4%	71,573	7.2%
Chemicals, Plastics, and Rubber	51,182	4.5%	11,612	1.2%
Healthcare, Education, and Childcare	45,767	4.0%	51,501	5.3%
Mining, Steel, Iron and Non-Precious Metals	38,304	3.4%	41,010	4.2%
Printing and Publishing	11,325	1.0%	11,681	1.2%
Cargo Transport	10,293	0.9%	12,624	1.3%
Other < 2.0%	17,050	1.5%	19,053	2.0%
Total investments	$1,130,859	100.0%	$979,320	100.0%
Investments at fair value were included in the following geographic regions of the U.S. and Canada as of September 30, 2025 and March 31, 2025:

	September 30, 2025		March 31, 2025
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
United States
South	$485,593	42.9%	$317,294	32.4%
West	223,709	19.8%	222,062	22.7%
Midwest	211,483	18.7%	227,415	23.2%
Northeast	183,216	16.2%	182,669	18.7%
Canada	26,858	2.4%	29,880	3.0%
Total investments	$1,130,859	100.0%	$979,320	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2025:

Amount
For the remaining six months ending March 31, 2026	$15,000
For the fiscal years ending March 31:
2027	61,186
2028	120,282
2029	269,844
2030	159,506
Thereafter	111,680
Total contractual repayments	$737,498
Investments in equity securities	299,702
Total cost basis of investments held as of September 30, 2025:	$1,037,200
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2025 and March 31, 2025, we had gross receivables from portfolio companies of $2.4 million and $2.3 million, respectively. As of September 30, 2025 and March 31, 2025, the allowance for uncollectible receivables was $1.4 million and $1.7 million, respectively.
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

One of our executive officers, David Gladstone (our chairman and chief executive officer) serves as a director and executive officer of the Adviser, which, as of September 30, 2025, is 100% indirectly owned by Mr. Gladstone. David Dullum (our president) is also the executive vice president of private equity (buyouts) of the Adviser. Michael LiCalsi, our chief administrative officer, co-general counsel and co-secretary, also serves in the same roles for the Adviser. Erich Hellmold, our co-general counsel and co-secretary, serves in the same roles for the Adviser.

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Average total assets subject to base management fee(A)(B)	$1,091,400	$889,400	$1,053,700	$906,500
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%
Base management fee(C)	5,457	4,447	10,537	9,065
Credits to fees from Adviser - other(C)	(1,638)	(669)	(3,037)	(1,296)
Net base management fee	$3,819	$3,778	$7,500	$7,769

Loan servicing fee(C)	$2,932	$2,194	5,604	4,416
Credits to base management fee - loan servicing fee(C)	(2,932)	(2,194)	(5,604)	(4,416)
Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$310	$594	$310	$594
Incentive fee – capital gains-based(D)	4,897	1,638	4,688	(2,150)
Total incentive fee(C)	$5,207	$2,232	$4,998	$(1,556)
Credits to fees from Adviser - other(C)	—	—	—	—
Net total incentive fee	$5,207	$2,232	$4,998	$(1,556)
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies. For the three and six months ended September 30, 2025, these credits totaled $130 thousand and $239 thousand, respectively. For the three and six months ended September 30, 2024, these credits totaled $77 thousand and $152 thousand, respectively.

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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of September 30, 2025, no capital gains-based incentive fees were contractually due to the Adviser. For the year ended March 31, 2025, $4.9 million of capital gains-based incentive fees were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three and six months ended September 30, 2025, we recorded an accrual of capital gains-based incentive fees of $4.9 million and $4.7 million, respectively. During the three and six months ended September 30, 2024, we recorded an accrual of capital gains-based incentive fees of $1.6 million and a reversal of capital gains-based incentive fees of $2.2 million, respectively. As of September 30, 2025 and March 31, 2025, we had accrued capital gains-based incentive fees of $44.0 million and $39.3 million, respectively.
Transactions with the Administrator
We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and co-general counsels and co-secretaries, and their respective staffs. One of our executive officers, David Gladstone (our chairman and chief executive officer) serves as a member of the board of managers and executive officer of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone. Mr. LiCalsi, our co-general counsel and co-secretary, also serves in the same roles for the Administrator (in addition to serving as president of the Administrator). Mr. Hellmold, our co-general counsel and co-secretary, also serves in the same roles for the Administrator.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 10, 2025, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2026. Administration fees for the three and six months ended September 30, 2025 were $0.5 million and $1.0 million, respectively. Administration fees for the three and six months ended September 30, 2024 were $0.6 million and $1.1 million, respectively.
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

From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the three and six months ended September 30, 2025, the fees received by Gladstone Securities from our portfolio companies totaled $0.7 million and $1.3 million, respectively. During the three and six months ended September 30, 2024, the fees received by Gladstone Securities from our portfolio companies totaled $0.2 million for each period.
Investment in Affiliated Fund
In December 2024, we invested in Gladstone Alternative, one of our affiliated funds, that is a registered, non-diversified, closed-end management investment company that operates as an interval fund. The fair value of the investment in Gladstone Alternative is excluded from the average total assets subject to base management fee for the purposes of calculating the base management fee we pay to the Adviser.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31,
	2025	2025
Base management and loan servicing fee due to Adviser, net of credits	$1,630	$2,027
Incentive fee due to Adviser(A)	44,323	41,663
Other due to Adviser	109	126
Total fees due to Adviser	46,062	43,817
Fee due to Administrator	527	767
Total related party fees due	$46,589	$44,584
(A)Includes a capital gains-based incentive fee of $44.0 million and $39.3 million as of September 30, 2025 and March 31, 2025, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Co-investment expenses as of both September 30, 2025 and March 31, 2025 were $0.1 million. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities.
NOTE 5. BORROWINGS
Revolving Line of Credit

As of September 30, 2025, our Credit Facility had a total commitment amount of $270.0 million with an "accordion" feature that permits us to increase the size of the facility to $300.0 million. The Credit Facility has a revolving period end date of October 30, 2026 and a final maturity date of October 30, 2028 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date).
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

The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30, 2025	As of March 31, 2025
Commitment amount	$270,000	$270,000
Borrowings outstanding at cost	$97,700	$—
Availability(A)	$172,300	$270,000

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Weighted-average borrowings outstanding	$107,599	$60,808	$72,153	$62,766
Effective interest rate(B)	8.9%	11.0%	10.2%	10.9%
Unused commitment fees incurred	$328	$320	$920	$661
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under our Credit Facility, which equated to an adjusted availability of $172.3 million and $270.0 million as of September 30, 2025 and March 31, 2025, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Among other things, our Credit Facility contains a performance guaranty that requires us to maintain: (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $432.4 million as of September 30, 2025; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2025, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $991.8 million, asset coverage on our senior securities representing indebtedness of 193.2%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2025, we were in compliance with all covenants under our Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2025, the discount rate used to determine the fair value of our Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus a margin of 2.90% per annum, plus an unused commitment fee of 0.75%. As of March 31, 2025, the discount rate used to determine the fair value of our Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus a margin of 3.25% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of each of September 30, 2025 and March 31, 2025, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about our Credit Facility as of September 30, 2025 and March 31, 2025 and for the three and six months ended September 30, 2025 and 2024, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2025	March 31, 2025
Credit Facility	$98,053	$—

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended September 30, 2025:
Fair value at June 30, 2025	$62,269
Borrowings	75,800
Repayments	(40,100)
Unrealized appreciation	84
Fair value at September 30, 2025	$98,053

Six Months Ended September 30, 2025
Fair value at March 31, 2025	$—
Borrowings	153,300
Repayments	(55,600)
Unrealized appreciation	353
Fair value at September 30, 2025	$98,053

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended September 30, 2024:
Fair value at June 30, 2024	$63,700
Borrowings	31,500
Repayments	(86,300)
Fair value at September 30, 2024	$8,900

Six Months Ended September 30, 2024
Fair value at March 31, 2024	$67,000
Borrowings	47,800
Repayments	(105,900)
Fair value at September 30, 2024	$8,900
The fair value of the collateral under our Credit Facility was $1.0 billion and $764.7 million as of September 30, 2025 and March 31, 2025, respectively.
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
The following tables summarize our 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes as of September 30, 2025 and March 31, 2025:

As of September 30, 2025:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
7.875% 2030 Notes	GAINI	December 17, 2024	February 1, 2030	7.875%	5,060,000	$25.00	126,500
Notes payable, gross(B)					18,549,500		463,738
Less: Unamortized Discounts							(6,760)
Notes payable, net(C)							$456,978

As of March 31, 2025:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
7.875% 2030 Notes	GAINI	December 17, 2024	February 1, 2030	7.875%	5,060,000	$25.00	126,500
Notes payable, gross(B)					18,549,500		463,738
Less: Unamortized Discounts							(8,029)
Notes payable, net(C)							$455,709
(A)The 5.00% 2026 Notes, the 4.875% 2028 Notes and the 8.00% 2028 Notes can be redeemed at our option at any time. The 7.875% 2030 Notes can be redeemed at our option at any time on or after February 1, 2027.
(B)As of September 30, 2025 and March 31, 2025, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 193.2% and 204.4%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes as of September 30, 2025 was $128.7 million, $127.6 million, $76.7 million and $129.2 million, respectively. The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes as of March 31, 2025 was $127.5 million, $125.0 million, $77.5 million and $128.5 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes to be Level 1 inputs within the ASC 820 hierarchy.
NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement

On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of September 30, 2025, we have the ability to issue up to an additional $282.6 million of the securities registered under the registration statement.
Common Equity Offerings
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (collectively, the "Sales Agents"), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in what is commonly referred to as an “at-the-market” program (the “2024 Common Stock ATM Program”). In June 2025, we entered into an equity distribution agreement with M&T Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc., B. Riley Securities, Inc. and Virtu Americas LLC to add M&T Securities, Inc. as a Sales Agent for the 2024 Common Stock ATM Program. As of September 30, 2025, we had remaining capacity to sell up to an additional $34.1 million of common stock under the 2024 Common Stock ATM Program.
In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “2022 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the 2022 Sales Agents, up to an aggregate offering price of $50.0 million in what is commonly referred to as an “at-the-market” program (“2022 Common Stock ATM Program”). In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC to add B. Riley Securities, Inc. as a 2022 Sales Agent for the 2022 Common Stock ATM Program. We did not sell any shares under the 2022 Common Stock ATM Program, which terminated in connection with our entry into the 2024 Common Stock ATM Program on May 14, 2024, during the six months ended September 30, 2024.

During the three months ended September 30, 2025, we sold 2,238,361 shares of our common stock under the 2024 Common Stock ATM Program, with a weighted-average gross price of $14.10 per share and a weighted-average net price of $13.90 per share after deducting commissions and offering costs borne by us, raising approximately $31.6 million and $31.1 million of gross and net proceeds, respectively. These sales were above our then current NAV per share.

During the six months ended September 30, 2025, we sold 2,753,656 shares of our common stock under the 2024 Common Stock ATM Program, with a weighted-average gross price of $14.12 per share and a weighted-average net price of $13.93 per share after deducting commissions and offering costs borne by us, raising approximately $38.9 million and $38.4 million of gross and net proceeds, respectively. These sales were above our then current NAV per share.
During the three and six months ended September 30, 2024, we did not sell any shares under the 2024 Common Stock ATM Program.

NOTE 7. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted-average common share for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator: net increase in net assets resulting from operations	$28,709	$15,482	$36,481	$8,956
Denominator: basic and diluted weighted-average common shares	38,445,643	36,688,667	37,681,491	36,688,667
Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.75	$0.42	$0.97	$0.24
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
The U.S. federal income tax characteristics of cash distributions paid to our common stockholders generally are reported to stockholders on IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of cash distributions paid to common stockholders during the current calendar year as of September 30, 2025, 51.3% would be from ordinary income and 48.7% would be from capital gains. The tax characterization of cash distributions paid to common stockholders during the calendar year ended December 31, 2024 was 52.9% from ordinary income and 47.1% from capital gains.
We paid the following cash distributions to our common stockholders for the six months ended September 30, 2025 and 2024:
For the Six Months Ended September 30, 2025:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 8, 2025	April 21, 2025	April 30, 2025	$0.08
April 8, 2025	May 21, 2025	May 30, 2025	0.08
April 8, 2025	June 4, 2025	June 13, 2025	0.54	(A)
April 8, 2025	June 20, 2025	June 30, 2025	0.08
July 10, 2025	July 21, 2025	July 31, 2025	0.08
July 10, 2025	August 20, 2025	August 29, 2025	0.08
July 10, 2025	September 22, 2025	September 30, 2025	0.08
	Six Months Ended September 30, 2025		$1.02

For the Six Months Ended September 30, 2024:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 9, 2024	April 19, 2024	April 30, 2024	$0.08
April 9, 2024	May 17, 2024	May 31, 2024	0.08
April 9, 2024	June 19, 2024	June 28, 2024	0.08
July 9, 2024	July 22, 2024	July 31, 2024	0.08
July 9, 2024	August 21, 2024	August 30, 2024	0.08
July 9, 2024	September 20, 2024	September 30, 2024	0.08
	Six Months Ended September 30, 2024		$0.48
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid were $38.1 million for the six months ended September 30, 2025. Aggregate cash distributions to our common stockholders declared was $43.3 million, of which $17.6 million was paid during the six months ended September 30, 2024, and $25.7 million was paid in October 2024.
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

For the three months ended September 30, 2025, we recorded $2.2 thousand of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Accumulated net realized (loss) gain in excess of distributions and decreased Overdistributed net investment income and Capital in excess of par value on our accompanying Consolidated Statements of Assets and Liabilities. For the three months ended September 30, 2024, we recorded $0.6 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities.
For the six months ended September 30, 2025, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Accumulated net realized (loss) gain in excess of distributions and decreased Overdistributed net investment income and Capital in excess of par value on our accompanying Consolidated Statements of Assets and Liabilities. For the six months ended September 30, 2024, we recorded $0.8 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Overdistributed net investment income and decreased Accumulated net realized gain in excess of distributions and Capital in excess of par value on our accompanying Consolidated Statements of Assets and Liabilities.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of September 30, 2025 and March 31, 2025, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents and Other liabilities, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.0 million as of September 30, 2025 and March 31, 2025.
Financial Commitments and Obligations
We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of September 30, 2025 and March 31, 2025 to be insignificant.
The following table summarizes the principal balances of unused line of credit as of September 30, 2025 and March 31, 2025, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	September 30, 2025	March 31, 2025
Unused line of credit commitments	$7,160	$3,440
Total	$7,160	$3,440

NOTE 10. FINANCIAL HIGHLIGHTS

	Six Months Ended September 30,
	2025	2024
Per Common Share Data:
Net asset value at beginning of period(A)	$13.55	$13.43
Income (loss) from investment operations(B)
Net investment income	0.35	0.54
Net realized (loss) gain	(0.79)	1.15
Net unrealized appreciation (depreciation)	1.41	(1.45)
Total from investment operations	0.97	0.24
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.51)	(0.48)
Cash distributions to common stockholders from net realized gains(C)	(0.51)	(0.70)
Discounts, commissions and offering costs	(0.01)	—
Net accretive effect of equity offering(D)	0.07	—
Total from equity capital activity	(0.96)	(1.18)
Other, net(B)(E)	(0.03)	—
Net asset value at end of period(A)	$13.53	$12.49

Per common share market value at beginning of period	$13.36	$14.23
Per common share market value at end of period	$13.82	$14.45
Total investment return(F)	11.09%	5.10%
Common stock outstanding at end of period(A)	39,591,037	36,688,667
Weighted-average shares of common stock outstanding	37,681,491	36,688,667

Statement of Assets and Liabilities Data:
Net assets at end of period	$535,843	$458,375
Average net assets(G)	$502,984	$479,416

Senior Securities Data:
Total borrowings, at cost	$561,438	$346,138

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)	14.10%	10.45%
Ratio of net investment income to average net assets – annualized(I)	5.32%	8.22%
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
(D)During the six months ended September 30, 2025, the accretive effect is a result of issuing common stock at a price above the then current NAV per share.
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
(H)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 17.53% and 12.83% for the six months ended September 30, 2025 and 2024, respectively.

(I)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets - annualized would have been 1.88% and 5.84% for the six months ended September 30, 2025 and 2024, respectively.
NOTE 11. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES
In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the six months ended September 30, 2025 and 2024.
NOTE 12. SUBSEQUENT EVENTS
Distributions and Dividends
•In October 2025, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 24, 2025	October 31, 2025	$0.08
November 17, 2025	November 26, 2025	0.08
December 22, 2025	December 31, 2025	0.08
	Total for the Quarter:	$0.24
ATM Activity
Subsequent to September 30, 2025, we sold 55,414 shares of our common stock under our 2024 Common Stock ATM program at a weighted-average gross price of $14.02 per share and raised approximately $0.8 million in net proceeds. All of these sales were above our then-current NAV per share.

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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75% in debt investments and 25% in equity investments, at cost. As of September 30, 2025, our investment portfolio was comprised of 71.1% in debt investments and 28.9% in equity investments, at cost.
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

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us exemptive orders (collectively, the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital Corporation and Gladstone Alternative Income Fund ("Gladstone Alternative") and any future BDC or registered closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. In September 2025, the SEC granted us a new Co-Investment Order that contains a more flexible requirement that allocations be “fair and equitable” to us and that the Adviser consider the interests of us in allocations and which minimizes certain board approval requirements from the prior Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.
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

Business
Portfolio and Investment Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the six months ended September 30, 2025, we invested in three new portfolio companies. From our initial public offering in June 2005 through September 30, 2025, we have invested in 65 companies, excluding investments in syndicated loans, for a total of approximately $2.2 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2025, we had unrecognized, contractual success fees of $59.3 million, or $1.50 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through September 30, 2025, we exited our investments in 33 portfolio companies that we acquired under our buyout strategy. In the aggregate, these sales have generated $353.4 million in net realized gains and $45.4 million in other income upon exit, for a total increase to our net assets of $398.8 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 33 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution by 100.0% from March 2011 through September 30, 2025, and allowed us to declare and pay 24 supplemental distributions to common stockholders through September 30, 2025.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2026, and currently have a total commitment amount of $270.0 million (with a potential total commitment of $300.0 million through additional commitments from new or existing lenders). During the six months ended September 30, 2025, we sold 2,753,656 shares of our common stock under our "at-the-market" program (the "2024 Common Stock ATM Program") for gross proceeds of approximately $38.9 million. During the year ended March 31, 2025, we issued the 7.875% 2030 Notes for gross proceeds of $126.5 million and sold 148,714 shares of our common stock under our 2024 Common Stock ATM Program for gross proceeds of approximately $2.0 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” further discussion of our common stock.
Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On September 30, 2025, the closing market price of our common stock was $13.82 per share, representing a 2.1% premium to our net asset value (“NAV”) of $13.53 per share as of September 30, 2025. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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
As of September 30, 2025, our asset coverage ratio on our senior securities representing indebtedness was 193.2%.
Investment Highlights
Investment Activity
During the six months ended September 30, 2025, the following significant transactions occurred:
•In May 2025, we invested $49.5 million in a new portfolio company, Smart Chemical Solutions, LLC, ("Smart Chemical"), in the form of $35.7 million of secured first lien debt and $13.8 million of preferred equity. Smart Chemical, headquartered in Midland, Texas, is a provider of production chemicals for onshore oil and gas operators throughout the United States.

•In May 2025, we invested $12.8 million in a new portfolio company, Sun State Nursery and Landscaping, LLC, ("Sun State"), in the form of $9.8 million of secured first lien debt and $3.1 million of preferred equity. Sun State, headquartered in Jacksonville, Florida, is a commercial landscaping installation and maintenance provider in the Jacksonville area.

•In June 2025, we restructured our investment in PSI Molded Plastics, Inc. As a result of the restructuring, we converted debt with a cost basis of $10.6 million into preferred equity.

•In July 2025, we invested $67.6 million in a new portfolio company, Global GRAB Technologies, Inc. ("Global GRAB"), in the form of $46.5 million of secured first lien debt and $21.1 million of preferred equity. Global GRAB, headquartered in Franklin, Tennessee, is a provider of turnkey perimeter security and hostile vehicle mitigation systems, serving various government and commercial organizations.

•In September 2025, we entered into a new $20.0 million secured first lien term loan with J.R. Hobbs Co. – Atlanta, LLC ("J.R. Hobbs"), restructuring our previously outstanding first lien term loans and line of credit with an aggregate total cost basis of $49.9 million, which resulted in a realized loss of $29.9 million.
Distributions and Dividends
•In October 2025, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 24, 2025	October 31, 2025	$0.08
November 17, 2025	November 26, 2025	0.08
December 22, 2025	December 31, 2025	0.08
	Total for the Quarter:	$0.24

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

	For the Three Months Ended September 30,
	2025	2024	Change	% Change
INVESTMENT INCOME
Interest income	$22,669	$20,996	$1,673	8.0%
Dividend and success fee income	2,610	1,569	1,041	66.3%
Total investment income	25,279	22,565	2,714	12.0%

EXPENSES
Base management fee	5,457	4,447	1,010	22.7%
Loan servicing fee	2,932	2,194	738	33.6%
Incentive fee	5,207	2,232	2,975	133.3%
Administration fee	520	567	(47)	(8.3)%
Interest expense	9,631	6,399	3,232	50.5%
Amortization of deferred financing costs and discounts	910	629	281	44.7%
Other	913	1,669	(756)	(45.3)%
Expenses before credits from Adviser	25,570	18,137	7,433	41.0%
Credits to fees from Adviser	(4,570)	(2,863)	(1,707)	59.6%
Total expenses, net of credits to fees	21,000	15,274	5,726	37.5%
NET INVESTMENT INCOME	4,279	7,291	(3,012)	(41.3)%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain on investments	(29,938)	42,303	(72,241)	NM
Net unrealized appreciation (depreciation)	54,368	(34,112)	88,480	NM
Net realized and unrealized gain	24,430	8,191	16,239	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$28,709	$15,482	$13,227	85.4%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	38,445,643	36,688,667	1,756,976	4.8%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.11	$0.20	$(0.09)	(45.0)%
Net increase in net assets resulting from operations	$0.75	$0.42	$0.33	78.6%
NM - Not meaningful

Investment Income
Total investment income increased $2.7 million, or 12.0%, for the three months ended September 30, 2025, as compared to the prior year period, primarily due to an increase in interest income and dividend and success fee income.
Interest income from our investments in debt securities increased $1.7 million, or 8.0%, for the three months ended September 30, 2025, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the weighted-average principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.

The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2025 was $668.9 million, compared to $572.8 million for the prior year period. This increase was primarily due to the origination of $222.9 million of new debt investments and $41.7 million of follow-on debt investments in existing portfolio companies, partially offset by $126.4 million of pay-offs, restructurings, or write-offs of debt investments and $3.8 million of existing loans placed on non-accrual status after June 30, 2024, and their respective impact on the weighted-average principal balance when considering the timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. During the three months ended September 30, 2025, we collected $0.3 million in past due interest from J.R. Hobbs that was previously on non-accrual status. We had no collections of past due interest during the three months ended September 30, 2024.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 13.4% for the three months ended September 30, 2025, compared to 14.5% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period.
As of September 30, 2025, our loans to B+T Group Acquisition, Inc. ("B+T"), Diligent Delivery Systems ("Diligent") and Edge Adhesives Holdings, Inc. ("Edge") were on non-accrual status, with an aggregate debt cost basis of $40.3 million. As of September 30, 2024, certain of our loans to B+T, Diligent, Edge and J.R. Hobbs were on non-accrual status, with an aggregate debt cost basis of $90.0 million.
As of September 30, 2025 and March 31, 2025, SFEG Holdings, Inc. ("SFEG") represented 11.5% and 10.8% of the total investment portfolio at fair value, respectively.
Dividend and success fee income for the three months ended September 30, 2025 increased $1.0 million, or 66.3%, from the prior year period. During the three months ended September 30, 2025, dividend and success fee income consisted of $2.6 million of dividend income. During the three months ended September 30, 2024, dividend and success fee income consisted of $1.4 million of dividend income and $0.2 million of success fee income.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased $5.7 million, or 37.5%, during the three months ended September 30, 2025, as compared to the prior year period, primarily due to an increase in incentive fees, interest expense and base management fees, partially offset by an increase in fee credits from the Adviser.
In accordance with GAAP, during the three months ended September 30, 2025, we recorded a $4.9 million capital gains-based incentive fee compared to a $1.6 million capital gains-based incentive fee during the three months ended September 30, 2024. The capital gains-based incentive fee is a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2025	2024
Average total assets subject to base management fee(A)(B)	$1,091,400	$889,400
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(C)	$5,457	$4,447
Credits to fees from Adviser - other(C)	(1,638)	(669)
Net base management fee	$3,819	$3,778

Loan servicing fee(C)	$2,932	$2,194
Credits to base management fee - loan servicing fee(C)	(2,932)	(2,194)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$310	$594
Incentive fee – capital gains-based(D)	4,897	1,638
Total incentive fee(C)	$5,207	$2,232
Credits to fees from Adviser - other(C)	—	—
Net total incentive fee	$5,207	$2,232
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
Interest expense increased $3.2 million, or 50.5%, during the three months ended September 30, 2025, as compared to the prior year period, primarily due to the issuance of the 7.785% 2030 Notes in December 2024 and increased borrowings on our Credit Facility, partially offset by a decrease in the effective interest rate. The weighted-average balance outstanding under our Credit Facility during the three months ended September 30, 2025 was $107.6 million, compared to $60.8 million in the prior year period. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, during the three months ended September 30, 2025 was 8.9%, as compared to 11.0% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of lower interest rates on the drawn portion of our Credit Facility, partially offset by an increase in unused commitment fees on the undrawn portion of the Credit Facility during the three months ended September 30, 2025.
Other expenses decreased $0.8 million, or 45.3%, during the three months ended September 30, 2025, as compared to the prior year period, due to a decrease in tax expense and bad debt expense.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
SFEG Holdings, Inc.	$—	$20,553	$—	$20,553
The E3 Company, LLC	—	10,769	—	10,769
Schylling, Inc.	—	5,683	—	5,683
Dema/Mai Holding, Inc.	—	4,417	—	4,417
Brunswick Bowling Products, Inc.	—	3,378	—	3,378
J.R. Hobbs Co. - Atlanta, LLC	(29,938)	12,362	19,104	1,528
Ginsey Home Solutions, Inc.	—	1,208	—	1,208
Horizon Facilities Services, Inc.	—	978	—	978
Phoenix Door Systems, Inc.	—	(1,026)	—	(1,026)
Pyrotek Special Effects, Inc.	—	(1,169)	—	(1,169)
Home Concepts Acquisition, Inc.	—	(1,286)	—	(1,286)
The Maids International, LLC	—	(1,288)	—	(1,288)
Smart Chemical Solutions, LLC	—	(1,694)	—	(1,694)
PSI Molded Plastics, Inc.	—	(2,104)	—	(2,104)
Educators Resource, Inc.	—	(2,429)	—	(2,429)
Detroit Defense, Inc.	—	(2,578)	—	(2,578)
Old World Christmas, Inc.	—	(2,669)	—	(2,669)
Diligent Delivery Systems	—	(2,707)	—	(2,707)
UPB Acquisition, Inc.	—	(5,201)	—	(5,201)
Other, net (<$1.0 million, net)	—	151	—	151
Total	$(29,938)	$35,348	$19,104	$24,514

	Three Months Ended September 30, 2024
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nocturne Luxury Villas, Inc.	$—	$6,707	$—	$6,707
Nth Degree Investment Group, LLC	42,284	—	(38,028)	4,256
ImageWorks Display and Marketing Group, Inc.	—	3,269	—	3,269
Old World Christmas, Inc.	—	3,203	—	3,203
Galaxy Technologies Holding, Inc.	—	2,754	—	2,754
Schylling, Inc.	—	2,566	—	2,566
The E3 Company, LLC	—	2,561	—	2,561
The Maids International, LLC	—	1,434	—	1,434
J.R. Hobbs Co. - Atlanta, LLC	—	1,150	—	1,150
Phoenix Doors Systems, Inc.	—	1,095	—	1,095
Edge Adhesives Holdings, Inc.	—	(892)	—	(892)
UPB Acquisition, Inc.	—	(981)	—	(981)
Ginsey Home Solutions, Inc.	—	(1,090)	—	(1,090)
Brunswick Bowling Products, Inc.	—	(2,321)	—	(2,321)
B+T Group Acquisition, Inc	—	(2,839)	—	(2,839)
Horizon Facilities Service, Inc.	—	(11,752)	—	(11,752)
Other, net (<$1.0 million, net)	19	(948)	—	(929)
Total	$42,303	$3,916	$(38,028)	$8,191

Net Realized Gain (Loss) on Investments
During the three months ended September 30, 2025, we recorded net realized losses on investments of $29.9 million, due to the realized loss from the restructuring of J.R. Hobbs. During the three months ended September 30, 2024, we recorded net realized gains on investments of $42.3 million, due to the realized gain from the exit of Nth Degree Investment Group, LLC ("Nth Degree").
Net Unrealized Appreciation (Depreciation) of Investments
Net unrealized appreciation of investments of $54.5 million for the three months ended September 30, 2025 was primarily due to increased performance of certain of our portfolio companies and the reversal of previously recorded unrealized depreciation related to our investment in J.R. Hobbs upon its restructure. These increases were partially offset by decreased performance of certain of our portfolio companies and a decrease in transaction multiples used to estimate the fair value of certain of our portfolio companies.
Net unrealized depreciation of investments of $34.1 million for the three months ended September 30, 2024 was primarily due to the reversal of unrealized appreciation of Nth Degree upon our exit, and a decrease in the performance of certain of our portfolio companies. These decreases were partially offset by an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies and increased performance of certain of our other portfolio companies.
Across our entire investment portfolio, we recorded net unrealized appreciation of $38.8 million on our equity positions and net unrealized appreciation of $15.7 million on our debt investments for the three months ended September 30, 2025. As of September 30, 2025, the fair value of our investment portfolio was more than our cost basis by $93.7 million, compared to June 30, 2025, when the fair value of our investment portfolio was more than our cost basis by $39.2 million. This resulted in net unrealized appreciation of $54.5 million for the three months ended September 30, 2025. Our entire portfolio was fair valued at 109.0% of cost as of September 30, 2025.

Comparison of the Six Months Ended September 30, 2025 to the Six Months Ended September 30, 2024

	For the Six Months Ended September 30,
	2025	2024	Change	% Change
INVESTMENT INCOME
Interest income	$44,317	$41,621	$2,696	6.5%
Dividend and success fee income	4,506	3,122	1,384	44.3%
Total investment income	48,823	44,743	4,080	9.1%

EXPENSES
Base management fee	10,537	9,065	1,472	16.2%
Loan servicing fee	5,604	4,416	1,188	26.9%
Incentive fee	4,998	(1,556)	6,554	NM
Administration fee	953	1,073	(120)	(11.2)%
Interest expense	18,130	12,879	5,251	40.8%
Amortization of deferred financing costs and discounts	1,820	1,260	560	44.4%
Other	2,055	3,613	(1,558)	(43.1)%
Expenses before credits from Adviser	44,097	30,750	13,347	43.4%
Credits to fees from Adviser	(8,641)	(5,712)	(2,929)	51.3%
Total expenses, net of credits to fees	35,456	25,038	10,418	41.6%
NET INVESTMENT INCOME	13,367	19,705	(6,338)	(32.2)%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain on investments	(29,938)	42,305	(72,243)	NM
Net unrealized appreciation (depreciation) of investments	53,052	(53,054)	106,106	NM
Net realized and unrealized gain (loss)	23,114	(10,749)	33,863	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$36,481	$8,956	$27,525	307.3%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	37,681,491	36,688,667	992,824	2.7%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.35	$0.54	$(0.19)	(35.2)%
Net increase in net assets resulting from operations	$0.97	$0.24	$0.73	304.2%
NM = Not Meaningful

Investment Income
Total investment income increased $4.1 million, or 9.1%, for the six months ended September 30, 2025, as compared to the prior year period, primarily due to an increase in interest income and dividend and success fee income.
Interest income from our investments in debt securities increased $2.7 million, or 6.5%, for the six months ended September 30, 2025, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the weighted-average principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.
The weighted-average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2025 was $639.6 million, compared to $578.1 million for the prior year period. This increase was primarily due to the origination of $222.9 million of new debt investments and $42.2 million of follow-on debt investments in existing portfolio companies, partially offset by $129.4 million of pay-offs, restructurings, or write-offs of debt investments and $30.8 million of existing loans placed on non-accrual status after March 31, 2024, and their respective impact on the weighted-average principal balance when considering the timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. During the six months ended September 30, 2025, we collected $1.8 million in past due interest from portfolio companies that were previously on non-accrual status, including $1.5 million from SFEG and $0.3 million from J.R. Hobbs. We had no collections of past due interest during the six months ended September 30, 2024.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 13.7% for the six months ended September 30, 2025, compared to 14.4% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period.
As of September 30, 2025, our loans to B+T, Diligent and Edge were on non-accrual status, with an aggregate debt cost basis of $40.3 million. As of September 30, 2024, our loans to B+T, Diligent, Edge, and J.R. Hobbs were also on non-accrual status, with an aggregate debt cost basis of $90.0 million.
As of September 30, 2025 and March 31, 2025, SFEG represented 11.5% and 10.8% of the total investment portfolio at fair value, respectively.
Dividend and success fee income for the six months ended September 30, 2025 increased $1.4 million, or 44.3% from the prior year period. During the six months ended September 30, 2025, dividend and success fee income consisted of $3.7 million of dividend income and $0.8 million of success fee income. During the six months ended September 30, 2024, dividend and success fee income consisted of $1.7 million of success fee income and $1.4 million of dividend income.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased $10.4 million, or 41.6%, during the six months ended September 30, 2025, as compared to the prior year period, primarily due to an increase in incentive fees, interest expense and base management fee, partially offset by a decrease in other expense and an increase in fee credits from the Adviser.
In accordance with GAAP, we recorded a $4.7 million capital gains-based incentive fee during the six months ended September 30, 2025, compared to a $2.2 million reversal of previously accrued capital gains-based incentive fee recorded during the six months ended September 30, 2024. The capital gains-based incentive fee was a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee decreased by $0.3 million for the six months ended September 30, 2025, as compared to the prior year period, primarily due to an increase in net assets, which drives the hurdle rate.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2025	2024
Average total assets subject to base management fee(A)	$1,053,700	$906,500
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%
Base management fee(B)	$10,537	$9,065
Credits to fees from Adviser - other(B)	(3,037)	(1,296)
Net base management fee	$7,500	$7,769

Loan servicing fee(B)	$5,604	$4,416
Credits to base management fee - loan servicing fee(B)	(5,604)	(4,416)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$310	$594
Incentive fee – capital gains-based(C)	4,688	(2,150)
Total incentive fee(B)	$4,998	$(1,556)
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$4,998	$(1,556)
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
Interest expense increased $5.3 million, or 40.8%, during the six months ended September 30, 2025, as compared to the prior year period, primarily due to interest expense related to the issuance of the 7.785% 2030 Notes in December 2024 and increased borrowings on the Credit Facility, partially offset by a decrease in the effective interest rate. The weighted-average balance outstanding on the Credit Facility during the six months ended September 30, 2025 was $72.2 million as compared to $62.8 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the six months ended September 30, 2025 was 10.2%, as compared to 10.9% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of lower interest rates on the drawn portion of our Credit Facility, partially offset by an increase in unused commitment fees on the undrawn portion of the Credit Facility during the six months ended September 30, 2025.
Other expenses decreased $1.6 million, or 43.1%, during the six months ended September 30, 2025, as compared to the prior year period, due to an decrease in bad debt expense and tax expense, partially offset by an increase in professional fees.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2025 and 2024 were as follows:

	Six Months Ended September 30, 2025
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
SFEG Holdings, Inc.	$—	$25,106	$—	$25,106
The E3 Company, LLC	—	13,465	—	13,465
J.R. Hobbs Co. - Atlanta, LLC	(29,938)	12,873	19,104	2,039
Schylling, Inc.	—	8,665	—	8,665
ImageWorks Display and Marketing Group, Inc.	—	4,904	—	4,904
Dema/Mai Holding, Inc.	—	4,172	—	4,172
Horizon Facilities Services, Inc.	—	2,078	—	2,078
Mason West, LLC	—	1,834	—	1,834
Nielsen-Kellerman Acquisition Corp.	—	1,371	—	1,371
Old World Christmas, Inc.	—	(1,296)	—	(1,296)
Smart Chemical Solutions, LLC	—	(1,694)	—	(1,694)
Detroit Defense, Inc.	—	(1,797)	—	(1,797)
Ginsey Home Solutions, Inc.	—	(2,260)	—	(2,260)
Diligent Delivery Systems	—	(2,332)	—	(2,332)
Phoenix Door Systems, Inc.	—	(2,626)	—	(2,626)
UPB Acquisition, Inc.	—	(2,706)	—	(2,706)
Brunswick Bowling Products, Inc.	—	(3,014)	—	(3,014)
Galaxy Technologies Holdings, Inc.	—	(3,480)	—	(3,480)
The Maids International, LLC	—	(5,016)	—	(5,016)
Educators Resource, Inc.	—	(5,734)	—	(5,734)
PSI Molded Plastics, Inc.	—	(8,238)	—	(8,238)
Other, net (<$1.0 million, net)	—	26	—	26
Total	$(29,938)	$34,301	$19,104	$23,467

	Six Months Ended September 30, 2024
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
The E3 Company, LLC	$—	$5,208	$—	$5,208
Nocturne Luxury Villas, Inc.	—	4,988	—	4,988
Old World Christmas, Inc.	—	4,734	—	4,734
Schylling, Inc.	—	3,031	—	3,031
UPB Acquisition, Inc	—	2,987	—	2,987
Galaxy Technologies Holdings, Inc.	—	2,757	—	2,757
Ginsey Home Solutions, Inc.	—	2,385	—	2,385
J.R. Hobbs Co. - Atlanta, LLC	—	1,349	—	1,349
Dema/Mai Holdings, Inc.	—	1,318	—	1,318
The Maids International, LLC	—	1,251	—	1,251
Diligent Delivery Systems	—	(1,092)	—	(1,092)
Home Concepts Acquisition, Inc.	—	(1,238)	—	(1,238)
PSI Molded Plastics, Inc.	—	(1,767)	—	(1,767)
Brunswick Bowling Products, Inc.	—	(2,165)	—	(2,165)
Edge Adhesives Holdings, Inc.	—	(2,335)	—	(2,335)
B+T Group Acquisition, Inc.	—	(2,742)	—	(2,742)
Nth Degree Investment Group, LLC	42,284	(7,195)	(38,028)	(2,939)
Horizon Facilities Services, Inc.		(8,614)		(8,614)
Phoenix Door Systems, Inc.		(18,163)		(18,163)
Other, net (<$1.0 million, net)	21	273	4	298
Total	$42,305	$(15,030)	$(38,024)	$(10,749)
Net Realized Gain (Loss)
During the six months ended September 30, 2025, we recorded net realized losses on investments of $29.9 million, due to the realized loss from the restructuring of J.R. Hobbs. During the six months ended September 30, 2024, we recorded net realized gains on investments of $42.3 million, due to the realized gain from the exit of Nth Degree.
Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation of investments of $53.4 million for the six months ended September 30, 2025 was primarily due to the increased performance of certain of our portfolio companies and the reversal of previously recorded unrealized depreciation related to our investment in J.R. Hobbs upon its restructure. These increases were partially offset by decreased performance of certain of our portfolio companies and a decrease in transaction multiples used to estimate the fair value of certain of our portfolio companies.
Net unrealized depreciation of investments of $53.1 million for the six months ended September 30, 2024 was primarily due to the reversal of unrealized appreciation of Nth Degree upon our exit and decreased performance of certain of our portfolio companies. These decreases were partially offset by an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies and increased performance of certain of our portfolio companies.
Across our entire investment portfolio, we recorded net unrealized appreciation of $36.2 million on our equity positions and appreciation of $17.2 million on our debt positions, for the six months ended September 30, 2025. As of September 30, 2025, the fair value of our investment portfolio was more than the cost basis by $93.7 million, as compared to March 31, 2025, when the fair value of our investment portfolio was more than the cost basis by $40.3 million, representing net unrealized appreciation of $53.4 million for the six months ended September 30, 2025. Our entire portfolio had a fair value of 109.0% of cost as of September 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash used in operating activities for the six months ended September 30, 2025 was $110.8 million compared to net cash provided by operating activities of $75.5 million for the six months ended September 30, 2024. This change was primarily due to an increase in purchases of investments and decrease in net proceeds from the sale and recapitalization of investments and principal repayments of investments.
Purchases of investments totaled $133.9 million during the six months ended September 30, 2025, compared to $20.1 million during the six months ended September 30, 2024. Aggregate net proceeds from the sale and recapitalization of investments and principal repayments of investments totaled $5.8 million during the six months ended September 30, 2025, compared to $76.5 million during the six months ended September 30, 2024.
As of September 30, 2025, we had equity investments in and/or loans to 28 portfolio companies with an aggregate cost basis of $1.0 billion. As of September 30, 2024, we had equity investments in and/or loans to 22 portfolio companies with an aggregate cost basis of $840.1 million.
The following table summarizes our total portfolio investment activity during the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025	2024
Beginning investment portfolio, at fair value	$979,320	$920,504
New investments	129,922	—
Disbursements to existing portfolio companies	3,956	20,098
Unscheduled principal repayments	(5,806)	(28,000)
Net proceeds from sale and recapitalization of investments	—	(48,546)
Net realized (loss) gain on investments	(29,938)	42,305
Net unrealized appreciation (depreciation) of investments	34,301	(15,030)
Reversal of net unrealized depreciation (appreciation) of investments	19,104	(38,024)
Ending investment portfolio, at fair value	$1,130,859	$853,307

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2025:

Amount
For the remaining six months ending March 31, 2026	$15,000
For the fiscal years ending March 31:
2027	61,186
2028	120,282
2029	269,844
2030	159,506
Thereafter	111,680
Total contractual repayments	$737,498
Investments in equity securities	299,702
Total cost basis of investments held as of September 30, 2025:	$1,037,200

Financing Activities
Net cash provided by financing activities for the six months ended September 30, 2025 was $97.9 million, which consisted primarily of $97.7 million of net borrowings under our Credit Facility and $38.4 million of proceeds from issuance of common stock, net of expenses and shelf offering registration costs, partially offset by $38.1 million in distributions to common stockholders and $0.1 million of deferred financing and offering costs.
Net cash used in financing activities for the six months ended September 30, 2024 was $76.0 million, which consisted primarily of $58.1 million of net repayments under our Credit Facility, $17.6 million in distributions to common stockholders and $0.3 million of deferred financing and offering costs.
Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the six months from April through September 2025, and a supplemental distribution of $0.54 per common share paid in June 2025. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared our Board of Directors in October 2025.
For the fiscal year ended March 31, 2025, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $36.7 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2025, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2025, we recorded $1.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Overdistributed net investment income. For the six months ended September 30, 2025, we recorded $2.2 thousand of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Accumulated net realized (loss) gain in excess of distributions and increased Overdistributed net investment income and Capital in excess of par value.
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

Equity
Registration Statement
On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to an additional $281.8 million of the securities registered under the registration statement.
Common Stock
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (collectively, the “Sales Agents”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in the 2024 Common Stock ATM Program. In June 2025, we entered into an equity distribution agreement with M&T Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc., B. Riley Securities, Inc. and Virtu Americas LLC to add M&T Securities, Inc. as a Sales Agent for the 2024 Common Stock ATM Program. As of September 30, 2025, we had remaining capacity to sell up to an additional $34.1 million of common stock under the 2024 Common Stock ATM Program.

In August 2022, we entered into equity distribution agreements with Oppenheimer & Co. and Virtu Americas LLC (each a “2022 Sales Agent”), under which we had the ability to issue and sell shares of our common stock, from time to time, through the 2022 Sales Agents, up to an aggregate offering price of $50.0 million in the 2022 Common Stock ATM Program. In August 2023, we entered into an equity distribution agreement with B. Riley Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc. and Virtu Americas LLC to add B. Riley Securities, Inc. as a 2022 Sales Agent for the 2022 Common Stock ATM Program. We did not sell any shares under the 2022 Common Stock ATM Program, which terminated in connection with our entry into the 2024 Common Stock ATM Program on May 14, 2024, during the six months ended September 30, 2024.
During the three months ended September 30, 2025, we sold 2,238,361 shares of our common stock under the 2024 Common Stock ATM Program, with a weighted-average gross price of $14.10 per share and a weighted-average net price of $13.90 per share after deducting commissions and offering costs borne by us, raising approximately $31.6 million and $31.1 million of gross and net proceeds, respectively. These sales were above our then current NAV per share.

During the six months ended September 30, 2025, we sold 2,753,656 shares of our common stock under the 2024 Common Stock ATM Program, with a weighted-average gross price of $14.12 per share and a weighted-average net price of $13.93 per share after deducting commissions and offering costs borne by us, raising approximately $38.9 million and $38.4 million of gross and net proceeds, respectively. These sales were above our then current NAV per share.
During the three and six months ended September 30, 2024, we did not sell any shares under the 2024 Common Stock ATM Program.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. As of September 30, 2025, the closing market price of our common stock was $13.82 per share, representing a 2.1% premium to our NAV per share of $13.53 as of September 30, 2025.

Revolving Line of Credit

As of September 30, 2025, our Credit Facility had a total commitment amount of $270.0 million with an "accordion" feature that permits us to increase the size of the facility to $300.0 million. The Credit Facility has a revolving period end date of October 30, 2026 and a final maturity date of October 30, 2028 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). See "Overview - Revolving Line of Credit".
As of September 30, 2025, advances under the Credit Facility generally bore interest at 30-day Term SOFR, subject to a floor of 0.35%, with a SOFR credit spread adjustment of 10 basis points, plus a margin of 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount.

At September 30, 2025, we had $97.7 million of borrowings outstanding on the Credit Facility and as of the date of this report, we had $95.9 million outstanding under our Credit Facility.
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
Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, our Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $432.4 million as of September 30, 2025, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2025, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $991.8 million, asset coverage on our senior securities representing indebtedness of 193.2%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2025, we had availability, after adjustments for various constraints based on collateral quality, of $172.3 million under our Credit Facility and were in compliance with all covenants under our Credit Facility.

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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2025 and March 31, 2025, we had unrecognized, contractual off-balance sheet success fee receivables of $59.3 million and $52.5 million (or approximately $1.50 and $1.43 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of September 30, 2025 to be insignificant.
The following table shows our contractual obligations as of September 30, 2025, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$97,700	$—	$—	$97,700	$—
Notes payable	463,738	127,938	74,750	261,050	—
Interest payments on obligations(C)	111,404	34,853	61,973	14,578	—
Total	$672,842	$162,791	$136,723	$373,328	$—
(A)Excludes unused line of credit commitments to our portfolio companies in the aggregate principal amount of $7.2 million.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on our Credit Facility and the Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of September 30, 2025.
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
The following table reflects risk ratings for all loans in our portfolio as of September 30, 2025 and March 31, 2025:

Rating	September 30, 2025	March 31, 2025
Highest	10.0	9.0
Average	7.4	7.0
Weighted-average	7.9	7.7
Lowest	4.0	3.0
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
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and approximately up to 10% at fixed rates. As of September 30, 2025 and March 31, 2025, all of our variable-rate loans had rates associated with the current 30-day SOFR rate, and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	September 30, 2025	March 31, 2025
Variable rates with a floor	100.0%	100.0%
Fixed rates	—%	—%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the six months ended September 30, 2025 from those included in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2025 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement.”

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2025 and March 31, 2025, (ii) the Consolidated Statements of Operations for the three and six months ended September 30, 2025 and 2024, (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended September 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the six months ended September 30, 2025 and 2024, (v) the Consolidated Schedules of Investments as of September 30, 2025 and March 31, 2025, and (vi) the Notes to Consolidated Financial Statements.

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
Date: November 4, 2025