Form 10-K
period 2026-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2026-05-12
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
(703) 287-5800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	GAIN	The Nasdaq Stock Market LLC
4.875% Notes due 2028	GAINZ	The Nasdaq Stock Market LLC
7.875% Notes due 2030	GAINI	The Nasdaq Stock Market LLC
7.125% Notes due 2031	GAING	The Nasdaq Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES   NO
The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2025, based on the closing price on that date of $13.82 on the Nasdaq Global Select Market, was $534,159,363. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 39,821,967 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 11, 2026.
Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended March 31, 2026.

GLADSTONE INVESTMENT CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
MARCH 31, 2026

FORWARD-LOOKING STATEMENTS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, changing interest rates, geopolitical conflicts, tariffs and trade wars and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Dullum, Erika Highland and Christopher Lee; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, or the general economy, including inflation; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner and/or at fair value; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and (12) those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K (this “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from our historical performance. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed, or in the future may file, with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Annual Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the "Securities Act").
In this Annual Report, the terms the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts in tables, except per share amounts, are in thousands unless otherwise indicated.

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

As of March 31, 2026, shares of our common stock, our 5.00% Notes due 2026 (“5.00% 2026 Notes”), our 4.875% Notes due 2028 (“4.875% 2028 Notes”), our 7.875% Notes due 2030 ("7.875% 2030 Notes") and our 7.125% Notes due 2031 ("7.125% 2031 Notes") are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GAIN,” “GAINN,” “GAINZ,” "GAINI," and "GAING," respectively. Our 6.875% Notes due 2028 ("6.875% 2028 Notes") are not listed.
Investment Adviser and Administrator

We are externally managed by the Adviser, an affiliate of ours and an SEC-registered investment adviser, pursuant to an investment advisory and management agreement, as amended and/or restated from time to time (the “Advisory Agreement”). We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser. Each of the Adviser and the Administrator are privately-held companies that are indirectly owned by David Gladstone, our chairman. David Dullum, our chief executive officer and president, also serves as the executive vice president of private equity of the Adviser. Erika Highland and Christopher Lee, both of whom are executive vice presidents, also serve as senior managing directors of the Adviser. Michael LiCalsi, our chief administrative officer, co-general counsel and co-secretary, also serves as the Administrator’s president, co-general counsel, and co-secretary, as well as the executive vice president of administration of the Adviser. Erich Hellmold, our co-general counsel and co-secretary, also serves in the same roles for the Administrator and Adviser. John Sateri, our chief investment officer, also serves in the same role for the Adviser. Mr. Gladstone also serves on the board of directors of the Adviser, the board of managers of the Administrator, and as an executive officer of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, chief administrative officer, co-general counsels and co-secretaries (one of whom also serves as the president of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; Gladstone Land Corporation (“Gladstone Land”), a publicly-traded real estate investment trust; and Gladstone Alternative Income Fund ("Gladstone Alternative"), a registered, non-diversified, closed-end management investment company that operates as an interval fund (together with “Gladstone Commercial,” “Gladstone Capital,” and "Gladstone Land," collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.
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

Investment Objectives and Strategy
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States ("U.S."). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments in a particular portfolio company generally totaling up to $75 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 70% in debt investments and 30% in equity investments, at cost. As of March 31, 2026, our investment portfolio was comprised of 70.8% in debt investments and 29.2% in equity investments, at cost.
We focus on investing in lower middle market private businesses (which we generally define as private companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $5 million to $25 million) (“Lower Middle Market”) in the U.S. that meet certain criteria, including: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the portfolio company, reasonable capitalization of the portfolio company, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger, acquisition, or recapitalization of the portfolio company, a public offering of the portfolio company’s stock, or, to a lesser extent, by exercising our right to require the portfolio company to repurchase our warrants, as applicable, though there can be no assurance that we will always have these rights. We invest in portfolio companies that seek funds for management buyouts and/or growth capital to finance acquisitions, recapitalize or, to a lesser extent, refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace.

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital and Gladstone Alternative and any future BDC or registered closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. In September 2025, the SEC granted us our current Co-Investment Order that contains a more flexible requirement that allocations be “fair and equitable” to us and that the Adviser consider the interests of us in allocations and which minimizes certain board approval requirements from the prior Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.
In general, our investments in debt securities have a term of five years, accrue interest at variable rates based on the 30 day Secured Overnight Financing Rate ("SOFR") and, to a lesser extent, at fixed rates. As of March 31, 2026, our loan portfolio consisted of 100.0% variable rate loans with floors.
We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement such as a success fee or, to a lesser extent, deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the portfolio company. Some debt securities may have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” (“PIK”) interest. As of March 31, 2026, we did not have any securities with a PIK feature.
Typically, our investments in equity securities take the form of common stock, preferred stock, limited liability company interests, warrants or options to purchase any of the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt. From our initial public offering in 2005 through March 31, 2026, we have invested in 66 companies, excluding investments in syndicated loans.

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
Investment Concentrations
As of March 31, 2026, our investment portfolio consisted of investments in 29 portfolio companies located in 20 states and Canada across 16 different industries with an aggregate fair value of $1.3 billion. Our investments in SFEG Holdings, Inc. ("SFEG"), The E3 Company, LLC ("E3"), Schylling, Inc. ("Schylling"), Brunswick Bowling Products, Inc. ("Brunswick"), and Detroit Defense, Inc. ("Detroit Defense") represented our five largest portfolio investments at fair value and collectively comprised $582.6 million, or 44.5%, of our total investment portfolio at fair value as of March 31, 2026.

The following table summarizes our investments by security type as of March 31, 2026 and 2025:

	March 31, 2026				March 31, 2025
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$593,008	56.3%	$570,602	43.6%	$584,026	62.2%	$514,334	52.5%
Secured second lien debt	152,840	14.5%	99,197	7.6%	103,956	11.1%	103,580	10.6%
Total debt	745,848	70.8%	669,799	51.2%	687,982	73.3%	617,914	63.1%

Preferred equity	257,403	24.5%	426,949	32.6%	201,487	21.5%	302,163	30.9%
Common equity/equivalents	49,597	4.7%	212,500	16.2%	49,597	5.2%	59,243	6.0%
Total equity/equivalents	307,000	29.2%	639,449	48.8%	251,084	26.7%	361,406	36.9%
Total investments	$1,052,848	100.0%	$1,309,248	100.0%	$939,066	100.0%	$979,320	100.0%
Our investments at fair value consisted of the following industry classifications as of March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	$258,692	19.8%	$105,432	10.8%
Diversified/Conglomerate Services	189,148	14.4%	170,360	17.4%
Aerospace and Defense	174,542	13.4%	107,869	10.9%
Home and Office Furnishings, Housewares, and Durable Consumer Products	166,553	12.7%	159,236	16.3%
Oil and Gas	125,605	9.6%	69,589	7.1%
Leisure, Amusement, Motion Pictures, and Entertainment	105,339	8.0%	78,460	8.0%
Buildings and Real Estate	68,987	5.3%	69,320	7.1%
Electronics	62,723	4.8%	71,573	7.2%
Chemicals, Plastics, and Rubber	49,715	3.8%	11,612	1.2%
Healthcare, Education, and Childcare	41,630	3.2%	51,501	5.3%
Mining, Steel, Iron and Non-Precious Metals	37,713	2.9%	41,010	4.2%
Printing and Publishing	8,379	0.6%	11,681	1.2%
Telecommunications	7,942	0.6%	7,585	0.8%
Diversified/Conglomerate Manufacturing	6,763	0.5%	6,493	0.7%
Other < 2.0%	5,517	0.4%	17,599	1.8%
Total investments	$1,309,248	100.0%	$979,320	100.0%
Our investments at fair value were included in the following geographic regions of the U.S. and Canada as of March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
United States
South	$649,436	49.6%	$317,294	32.4%
West	227,294	17.3%	222,062	22.7%
Midwest	216,726	16.6%	227,415	23.2%
Northeast	193,837	14.8%	182,669	18.7%
Canada	21,955	1.7%	29,880	3.0%
Total investments	$1,309,248	100.0%	$979,320	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Process
Overview of Investment and Approval Process
To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our chief executive officer and president, David Dullum, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which currently is composed of Messrs. Gladstone, Dullum and John Sateri, as well as Laura Gladstone. If this LOI is issued, then the Adviser and Gladstone Securities, LLC (“Gladstone Securities”) (collectively, the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment.
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
Extensive Due Diligence
The Due Diligence Team conducts what we believe are extensive evaluation and due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation typically begins with a review of publicly available information followed by in-depth business analysis, including some or all of the following:
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
Upon completion of a due diligence investigation and a decision to proceed with an investment, the Adviser’s investment professionals, who have primary responsibility for the investment, present the investment opportunity to the Adviser’s investment committee. The investment committee then determines whether to pursue the potential investment. Prior to the closing of an investment, additional due diligence may be conducted on our behalf by attorneys, independent accountants, and other outside advisers, as appropriate.
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
Investment Structure
Once the Adviser has determined that an investment meets our standards and investment criteria, the Adviser works with the management of that company and other capital providers to structure the transaction in a way that we believe will provide us with the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to management of the company. As discussed above, the capital classes through which we typically structure a deal include secured first lien debt, secured second lien debt, and preferred and common equity or equivalents. Through its risk management process, the Adviser seeks to limit the downside risk of our investments by:
•making investments with an expected total return (including interest, yield enhancements and potential equity appreciation) that it believes compensates us for the credit risk of the investment;
•seeking collateral or superior positions in the portfolio company’s capital structure where possible;
•incorporating put and call protection rights into the investment where possible;
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
Management Expertise
Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser's investment committee for the Company is comprised of Messrs. Gladstone, Dullum and Sateri and Ms. Gladstone, each of whom have a wealth of experience in our area of operation. Ms. Gladstone and Messrs. Gladstone and Sateri also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Ms. Gladstone has over 20 years of experience in investing in middle market companies and is a managing director of the Adviser. Each of Messrs. Gladstone, Dullum and Sateri have over 30 years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Mr. Gladstone also has principal management responsibility for the Adviser as an executive officer, and has worked at the Gladstone companies for more than 20 years. These four individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to Lower Middle Market companies. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.
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
Transactions with Related Parties
Investment Advisory and Management Agreement
Pursuant to our Advisory Agreement, which was most recently amended and restated in January 2025, we pay the Adviser certain fees as compensation for its services, consisting of a base management fee and an incentive fee, each as described below. On July 10, 2025, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, unanimously approved the renewal of the Advisory Agreement through August 31, 2026. Our Board of Directors considered the following factors as the basis for its decision to approve the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our stockholders, (2) the investment performance of the Company and the Adviser, (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company, (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors, (5) the fee structure of the advisory and administrative agreements of comparable funds, (6) indirect profits to the Adviser created through the Company and (7) in light of the foregoing considerations, the overall fairness of the advisory fees paid under the Advisory Agreement.

Based on the information reviewed and the considerations detailed above, our Board of Directors, including all of the directors who are not “interested persons” as that term is defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Advisory Agreement, as being in the best interests of our stockholders.
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

For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, consulting fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued by us during the calendar quarter, minus our operating expenses for the quarter. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Quarterly Incentive Fee Based on Net Investment Income
Pre-incentive fee net investment income
(expressed as a percentage of the value of net assets)
Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. For the year ended March 31, 2026, no capital gains-based incentive fees were contractually due and paid to the Adviser. For the years ended March 31, 2025 and 2024, capital gains-based incentive fees of $4.9 million and $1.1 million, respectively, were contractually due and paid to the Adviser.
In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. For the years ended March 31, 2026, 2025 and 2024, we recorded capital gains-based incentive fees of $38.0 million, $7.4 million and $12.7 million, respectively.
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
Administration Agreement
We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief valuation officer, chief compliance officer, chief administrative officer, co-general counsels and co-secretaries (who also serves as the Administrator’s co-general counsels and co-secretaries, and one of whom serves as the Administrator's president), and their respective staffs.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter that the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 10, 2025, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2026. For the years ended March 31, 2026, 2025 and 2024, administration fees were $2.0 million, $1.9 million and $1.8 million, respectively.

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
Qualification as a RIC
If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long-term capital gain in excess of realized net short-term capital loss) that we timely distribute (or are deemed to distribute) to our stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year (or November 30 or December 31 of that year if we are permitted to elect and so elect) and (iii) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. For the calendar years ended December 31, 2025, 2024 and 2023, we incurred $0.3 million, $1.2 million and $1.2 million, respectively, in excise taxes. As of March 31, 2026, there was a capital loss carryforward of $17.3 million.
Taxation of Our U.S. Stockholders
The following summary generally describes certain U.S. federal income tax consequences of an investment in our shares beneficially owned by U.S. stockholders. If you are not a U.S. stockholder this section does not apply to you. Whether an investment is appropriate for a U.S. stockholder will depend upon that person's particular circumstances. An investment by a U.S. stockholder may have adverse tax consequences. U.S. stockholders are urged to consult their tax advisors about the U.S. tax consequences of investing in the fund.

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

Any distribution declared by us in October, November or December of any calendar year, payable to our stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by our stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the later of the extended due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November, December rule described above. For the fiscal year ended March 31, 2026, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.3 million of the first distributions paid to common stockholders in the fiscal year ending March 31, 2027 as having been paid in the fiscal year ended March 31, 2026. In addition, for the fiscal year ended March 31, 2026, the net capital loss carryforward balance was $17.3 million and no distributions paid in the fiscal year ending March 31, 2027 will be treated as having been paid in the fiscal year ended March 31, 2026.
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
We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the years ended March 31, 2026, 2025 and 2024, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.
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
As of March 31, 2026, 97.8% of our assets were qualifying assets.
Asset Coverage
Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that is stock. In either case, we may only issue such senior securities if such class of senior securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act, of at least 150%. As of March 31, 2026, our asset coverage on our senior securities representing indebtedness was 213.8%.
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
Code of Ethics
We, and all of the Gladstone family of companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K and Rule 17j-1 under the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on the Investors section of our website under “Governance – Governance Documents” at www.GladstoneInvestment.com. Appendix A to the code of ethics and business conduct is our insider trading policy. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.
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
Staffing
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator dedicates all of his or her time to us. However, we expect that 25 to 30 full-time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2026 and all of calendar year 2027.
As of March 31, 2026, the Adviser and Administrator collectively had 78 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
16	Executive management
22	Accounting, administration, compliance, human resources, legal, and treasury
40	Investment management, portfolio management, and due diligence
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
•the national and global political environment, including government shutdowns, war, armed conflicts, foreign relations and trading policies;
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
Given the volatility and dislocation that the capital markets have experienced from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may have difficulty accessing debt and equity capital, and a severe disruption in U.S. or global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, significant changes in the capital markets have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes or failure of our portfolio companies to realize liquidity events, could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

Tariffs may adversely affect us or our portfolio companies.

Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs or threat of tariffs could increase the cost of production for certain of our portfolio companies or reduce demand for their products or create uncertainty about either of the foregoing, which could affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.

We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.
Certain of our portfolio companies are in industries that have been and, in the future, may be impacted by inflation, such as consumer goods and services and manufacturing. Our portfolio companies may not be able to pass on to customers increases in their costs of operations which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
Risks Related to Interest Rates
Market interest rates may have an effect on the value of our securities.
One of the factors that influences the price of our securities is the distribution yield on our securities (as a percentage of the price of our securities) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of our securities to expect a higher distribution yield. In addition, higher interest rates increase our borrowing costs. As a result, higher market interest rates could cause the market price of our securities to decrease.
Changes in interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.
Generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our securities. As interest rates increase, generally, the cost of borrowing under our Credit Facility increases, which may affect our ability to make new investments on favorable terms or at all. As of March 31, 2026, all of our debt investments have variable interest rates that reset periodically and are generally based on SOFR. If interest rates increase, the operating performance of certain of our portfolio companies may be affected by increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that increases in interest rates make it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. If interest rates remain elevated or rise again in the future, it could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.
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
Ultimately, we expect approximately 90% of the loans in our portfolio to be at variable rates determined on the basis of the SOFR and approximately up to 10% to be at fixed rates. As of March 31, 2026, our portfolio consisted of 100.0% of loans at variable rates with floors.
As of March 31, 2026, we did not have any hedging arrangements, such as interest rate hedges, in place. While hedging arrangements may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to receive payments pursuant to a hedging arrangement is linked to the ability of the counter-party to that hedging arrangement to make the required payments. To the extent that the counter-party to the hedging arrangement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.
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
•Lower Middle Market businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan(s) may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of realizing on any guaranties we may have obtained from the borrower’s management. As of March 31, 2026, loans to three portfolio companies were on non-accrual status with an aggregate debt cost basis of $40.3 million, or 5.4% of the cost basis of all debt investments in our portfolio. We cannot assure you that our efforts to improve profitability and cash flows of these companies will prove successful. In some of our loans we expect to be subordinated to a senior lender and our security interest in any collateral would, accordingly, likely be second lien and subordinate to another lender’s security interest.
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
•Lower Middle Market businesses may have limited operating histories. While we intend to continue to target stable companies with proven track records, we may invest in newly established companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.
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

Our NAV would be adversely affected if the fair value of our investments is higher than the values that we ultimately realize upon the disposal of such securities.
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
We generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important investment opportunities to the extent we do not have other sources of capital available. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may record substantial realized losses upon liquidation. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser, the Administrator, or our respective officers, or affiliates have material non-public information regarding such portfolio company.
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
Our total investment in one or more companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented 44.5% and 41.0% of the fair value of our total portfolio as of March 31, 2026 and 2025, respectively. Any disposition of a significant investment in one or more portfolio companies may negatively impact our net investment income and limit our ability to pay distributions.
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
As of March 31, 2026, we had investments in 29 portfolio companies, the five largest of which included SFEG, E3, Schylling, Brunswick and Detroit Defense and comprised $582.6 million, or 44.5%, of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, as well as Credit Facility requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. A downturn in a particular industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of March 31, 2026, our largest industry concentration was in Machinery (Non-Agriculture, Non-Construction, and Non-Electronic), representing 19.8% of our total investments, at fair value.
Volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.
Our portfolio includes companies related to the oil and gas industry with the fair value of these investments representing approximately $125.6 million, or 9.6% of our total portfolio at fair value, as of March 31, 2026. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have from time to time experienced volatility, including recent rapid and significant changes in prices resulting from geopolitical conflict in the Middle East, and such volatility could continue or increase in the future. A substantial decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flows, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. Any decline in oil prices, especially for a prolonged period, could therefore have a material adverse effect on our business, financial condition and results of operations.
Our investments are typically long-term and will require several years to realize liquidation events.
Since we generally make five year term loans and hold our loans and equity positions until the loans mature and/or we exit the investment, investors should not expect realization events, if any, to occur over the near term following the making of a new investment. In addition, we expect that any equity investments may require several years to appreciate in value and we cannot give any assurance that such appreciation will occur or ultimately be realized.
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
We will have a continuing need for capital to finance our investments. As of March 31, 2026, we, through our wholly-owned subsidiary, Business Investment, had $23.9 million outstanding under our Credit Facility, which provides for maximum borrowings of $300.0 million, with a revolving period end date of October 30, 2026 (the “Revolving Period End Date”). Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions and covenants set forth in the credit agreement. Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policy without the lenders’ consent. Our Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors in the borrowing base. Additionally, our Credit Facility contains a performance guarantee that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $476.6 million as of March 31, 2026; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2026, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $1.2 billion, asset coverage on our senior securities representing indebtedness of 213.8%, calculated in accordance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of

March 31, 2026, we were in compliance with all covenants under our Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.
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
There can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:
•Senior Securities: We have in the past, and may in the future issue "senior securities representing indebtedness" (including borrowings under our Credit Facility, our 4.875% 2028 Notes, our 6.875% 2028 Notes, our 7.875% 2030 Notes and our 7.125% 2031 Notes) and "senior securities that are stock", up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue senior securities representing indebtedness and senior securities which are stock, in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 150% on each such senior security immediately after each issuance of each such senior security. As a result of issuing senior securities (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 150%. If the aggregate fair value of our assets declines, we might be unable to satisfy that 150% requirement. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness, pay dividends on our preferred stock or for offering costs will not be available for distributions to common stockholders. Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of "senior securities representing indebtedness." However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of "senior securities that are stock."
•Common and Convertible Preferred Stock: Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we may at times be dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our common stockholders at the time of the issuance would decrease and our existing common stockholders may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing common stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of common shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a common stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10% of our common stock at a 5% discount from NAV, a common stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share. As noted above, the 1940 Act prohibits the issuance of multiple classes of "senior securities that are stock."
We financed certain of our investments with borrowed money and capital from the issuance of senior securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested and, if we incur additional leverage, this potential will be further magnified. We have incurred leverage in the past and currently incur leverage through the Credit Facility, the 4.875% 2028 Notes, 6.875% 2028 Notes, 7.875% 2030 Notes and 7.125% 2031 Notes and, from time to time, may incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities to, banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(A)	(25.16)%	(15.26)%	(5.36)%	4.53%	14.43%
(A)The hypothetical return to common stockholders is calculated by multiplying our total assets as of March 31, 2026 by the assumed rates of return and subtracting all interest on our debt expected to be paid during the twelve months following March 31, 2026, and then dividing the resulting difference by our total net assets attributable to common stock as of March 31, 2026. Based on $1.3 billion in total assets, $23.9 million of borrowings outstanding on our Credit Facility, $127.9 million of 5.00% 2026 Notes, at cost, $134.6 million of 4.875% 2028 Notes, at cost, $60.0 million of 6.875% 2028 Notes, at cost, $126.5 million of 7.875% 2030 Notes, at cost, and $100.0 million of 7.125% 2031 Notes, at cost, and $668.2 million in net assets as of March 31, 2026.
Based on an aggregate outstanding indebtedness of $572.9 million, at cost, as of March 31, 2026, the effective annual cash interest rate of 6.3% as of that date, our investment portfolio at fair value would have to produce an annual return of at least 3.0% to cover annual interest payments on the outstanding debt.

Risks Related to Our Regulation and Structure
We will be subject to corporate-level tax if we are unable to satisfy the Code requirements for RIC qualification.
To maintain our qualification as a RIC, we must maintain our status as a BDC and meet annual distribution, income source, and asset diversification requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we may receive with respect to debt investments generally create original issue discount (“OID”), which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. As of March 31, 2026, we did not have investments with OID or a PIK feature. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock.
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
Risks Related to Our External Management
We are dependent upon our key management personnel and the key management personnel of the Adviser, particularly David Dullum, Erika Highland and Christopher Lee, and on the continued operations of the Adviser, for our future success.
We have no employees. Our chief executive officer, chief operating officer, chief financial officer and treasurer, chief valuation officer, chief investment officer and the officers and employees of the Adviser do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Dullum and Erika Highland for their experience, skills, and networks. Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives.
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

In addition, the Adviser will receive a capital gains incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the incentive fee based on capital gains. As a result, the Adviser may seek to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. This practice could result in us investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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
Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests. For example, Mr. Gladstone, our chairman, is the chairman of the board of all of the Affiliated Public Funds, chairman of the board and chief executive officer of the Adviser, the Administrator, Gladstone Land and Gladstone Alternative, in addition to serving as the president of the Adviser and Gladstone Land. Mr. Dullum, our chief executive officer and president, is also an executive vice president of the Adviser. While portfolio managers and the officers and other employees of the Adviser devote as much time to the management of us as appropriate to enable the Adviser to perform its duties in accordance with the Advisory Agreement, the portfolio managers and other of the Adviser's officers may have conflicts in allocating their time and services among us, on the one hand, and other investment vehicles managed by the Adviser, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the portfolio managers and the officers and employees of the Adviser will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Company or the Affiliated Public Funds with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities it manages. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2026, our Board of Directors has approved the following types of transactions:
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

Risks Related to the 4.875% 2028 Notes, 6.875% 2028 Notes, 7.875% 2030 Notes and 7.125% 2031 Notes (collectively, the "Notes")
The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).
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
Each series of Notes is, or will in the future be, subject to redemption at our option. We may choose to redeem such Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, and we redeem the Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

Our Adviser and Administrator have implemented ongoing processes that are designed to continually identify, assess, manage, monitor and mitigate the dynamic and evolving material risks to us from cybersecurity threats. Our Adviser’s and Administrator’s resource management, information technology ("IT") and compliance departments work in conjunction with an independent third-party information technology service provider (“ISP”) engaged by our Adviser to manage our information technology strategy. The ISP regularly performs cyber assessments and assists our Adviser and Administrator in monitoring our cyber and information security programs. The ISP proposes recommendations for improvements to our Adviser’s Head of Resource Management, Director of IT and Chief Compliance Officer ("CCO"), which then are considered by other relevant officers of our Adviser and Administrator before improvements are implemented to our information technology strategy, cybersecurity, and incident response policies, processes and procedures.
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
Our ISP constantly monitors information technology risk and cybersecurity threats globally. When risks are detected the Director of IT, Head of Resource Management and CCO consult with the ISP to assess if the risk is a cybersecurity threat to our information technology systems or data. If a risk to our information systems or data is identified, we, through our Adviser and Administrator, work in conjunction with the ISP to implement recommended processes, improvements, or safeguards to our systems or processes to address the risks as needed. Relevant examples of such efforts include but are not limited to:
•implementation of industry leading Cloud solutions and business applications which possess integrated cybersecurity safeguards;

•restrict access to known devices only;

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

While our ISP works to create a hardened information technology systems environment, our Adviser and Administrator also regularly train employees working on our behalf on the evolving threats and educates them on cybersecurity risks. Whether it is communicating information about the latest cybersecurity threats, assessing employees’ awareness through mock fraud exercises, social engineering and phishing campaigns, or providing access to a library of educational material about past and newly evolving cybersecurity attacks, our Adviser and Administrator work in concert with the ISP, on our behalf, to keep employees servicing us informed so as to provide an additional protection barrier through end-user knowledge.
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

Our Head of Resources Management, who is also a member of our Board of Directors, and our CCO lead our cybersecurity program. Our Head of Resources Management has more than 30 years of overall experience and more than 20 years directly assessing and managing our cyber information technology and human resources systems, and the associated security concerns. Our CCO has more than 30 years of overall experience as a CPA, with more than 15 years managing information technology systems and databases, and more than 15 years supporting our Adviser’s and Administrator’s resource management department. This includes identifying, assessing, mitigating, and monitoring cyber information security risks. Our Director of IT has over 20 years of experience in IT, with a focus in the implementation of information security projects to enhance organizations' resilience against emerging threats and has collaborated closely with security vendors/partners to contain and address cybersecurity incidents. These managers, as well as other management personnel, attend various professional continuing education programs, which include cybersecurity matters. Certain members of our Board of Directors have, or previously held, positions with other companies, including other public companies, that involved managing risks associated with their cyber and information technology systems. Our Board of Directors regularly receives updates from third parties on various business risks, which include cybersecurity matters.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on Nasdaq under the symbol “GAIN.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on Nasdaq, the high and low intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through May 11, 2026.

Quarter Ended/Ending	NAV(A)	Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
		High	Low
Fiscal Year ended March 31, 2025:
6/30/2024	$13.01	$14.55	$13.66	12%	5%	$0.2400
9/30/2024	$12.49	$14.58	$12.46	17%	—%	$0.2400
12/31/2024	$13.30	$14.85	$12.81	12%	(4)%	$0.9400	(C)
3/31/2025	$13.55	$14.01	$12.54	3%	(7)%	$0.2400

Fiscal Year ended March 31, 2026:
6/30/2025	$12.99	$15.34	$11.42	18%	(12)%	$0.7800	(D)
9/30/2025	$13.53	$14.57	$13.66	8%	1%	$0.2400
12/31/2025	$14.95	$14.15	$13.16	(5)%	(12)%	$0.2400
3/31/2026	$16.78	$14.54	$13.11	(13)%	(22)%	$0.2400

Fiscal Year ending March 31, 2027:
6/30/2026 (through May 11, 2026)	*	$17.14	$13.99	*	*	$0.2400
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
(C)Includes a $0.70 per common share supplemental distribution paid in October 2024.
(D)Includes a $0.54 per common share supplemental distribution paid in June 2025.
* Not yet available, as the NAV per share as of the end of this quarter has not yet been finalized.
As of May 11, 2026, there were 19 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”
Distributions
We generally intend to distribute, in the form of cash distributions, up to 100% of our Investment Company Taxable Income, if any, to our stockholders in the form of monthly distributions. We may retain some or all of our net realized long-term capital gains, if any, and designate them as a deemed distribution to supplement our equity capital and support the growth of our portfolio, but we may also distribute all or a portion of such gains to stockholders in cash. For the years ended March 31, 2026 and 2025, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders. Our Credit Facility also generally restricts distributions on our common stock to the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the fiscal year ended March 31, 2026.

Purchases of Equity Securities
We did not repurchase any shares of our stock during the fourth quarter ended March 31, 2026.
Stock Performance Graph
The following graph shows the total stockholder return on an investment of $100 in cash on March 31, 2021 for (i) our common stock, (ii) the Nasdaq’s 100 Total Return index (“Nasdaq 100 TR”), (iii) the Russell 1000 Total Return index (“Russell 1000 TR”) and (iv) the Standard and Poor’s BDC index (“S&P BDC”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

	GAIN	Nasdaq 100 TR	Russell 1000 TR	S&P BDC
3/31/2021	$100.00	$100.00	$100.00	$100.00
3/31/2022	$142.40	$114.14	$113.27	$120.73
3/31/2023	$119.74	$102.32	$103.76	$111.22
3/31/2024	$162.84	$142.89	$134.75	$142.92
3/31/2025	$172.05	$152.09	$145.29	$158.61
3/31/2026	$203.26	$188.59	$171.07	$136.45

Fees and Expenses
The following table is intended to assist stockholders in understanding the costs and expenses that common stockholders will bear directly or indirectly. The percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, common stockholders will indirectly bear such fees or expenses as investors in the Company. The following annualized percentages were calculated based on actual expenses, except with respect to capital gains-based incentive fees as discussed below, incurred in the quarter ended March 31, 2026 and average net assets for the quarter ended March 31, 2026. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission (as a percentage of offering price)(1)	—%
Offering expenses (as a percentage of offering price)(1)	—%
Dividend reinvestment plan expenses (per sales transaction fee)(2)	Up to $25 Transaction fee
Total stockholder transaction expenses (as a percentage of offering price)(1)	—%

Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base management fee(4)	4.11%
Loan servicing fee(5)	2.01%
Incentive fees(6)	11.97%
Interest payments on borrowed funds(7)	6.85%
Other expenses(8)	0.92%
Total annual expenses(9)	25.86%
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
(4)The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 2% computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective period and adjusted appropriately for any share issuances or repurchases during the period. In accordance with the requirements of the SEC, the table above shows our base management fee as a percentage of average net assets attributable to common stockholders. For purposes of the table, the annualized base management fee has been converted to 4.11% of the average net assets for the quarter ended March 31, 2026 by dividing the total annualized amount of the base management fee by our average net assets for the quarter ended March 31, 2026. The base management fee for the quarter ended March 31, 2026 before application of any credits was $6.4 million.
Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily related to the valuation of portfolio companies. For the quarter ended March 31, 2026, $1.1 million of these fees were non-contractually, unconditionally and irrevocably credited against the base management fee. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.
(5)The Adviser services the loans held by Business Investment in return for which the Adviser receives a 2.0% annual loan servicing fee based on the monthly aggregate balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (less any uninvested cash or cash equivalents resulting from borrowings) during any given calendar year, we treat payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally and irrevocably credited back to us by the Adviser. The loan servicing fee for the three months ended March 31, 2026 was $3.1 million. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.
(6)The incentive fee payable to the Adviser under the Advisory Agreement consists of two parts: an income-based fee and a capital gains-based fee. The income-based incentive fee is payable quarterly in arrears, and equals 20% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly hurdle rate of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period, subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125% of the quarterly hurdle rate (or 2.1875%) in any calendar quarter. The catch-up provision is meant to provide our Adviser with 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125% of the quarterly hurdle rate in any calendar quarter. There was no income-based incentive fee for the three months ended March 31, 2026.
The capital gains-based incentive fee equals 20% of our net realized capital gains in excess of unrealized depreciation since our inception, if any, computed as all realized capital gains net of all realized capital losses and unrealized depreciation since our inception, less any prior payments, measured at the end of each calendar year and payable at the end of each fiscal year. During the three months ended March 31, 2026, we recorded capital gains-based incentive fees of $18.5 million in accordance with GAAP, which were not contractually due under the terms of the Advisory Agreement.
No credits were applied to incentive fees for the three months ended March 31, 2026; however, the Adviser may credit such fees in the future.
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
(7)Includes amortization of deferred financing costs. As of March 31, 2026, we had $23.9 million of borrowings outstanding under our Credit Facility, $127.9 million of 5.00% 2026 Notes, at cost, $134.6 million of 4.875% 2028 Notes, at cost, $60.0 million of 6.875% 2028 Notes, at cost, $126.5 million of 7.875% 2030 Notes, at cost, and $100.0 million of 7.125% 2031 Notes, at cost. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Line of Credit” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Notes Payable” for additional information regarding our Credit Facility, our 5.00% 2026 Notes, our 4.875% 2028 Notes, our 6.875% 2028 Notes, our 7.875% 2030 Notes and our 7.125% 2031 Notes.
(8)Includes our overhead expenses, including payments under the Administration Agreement based on our projected allocable portion of overhead and other expenses estimated to be incurred by our Administrator for the current fiscal year. See “Item 1. Business—Transactions with Related Parties—Administration Agreement” for additional information.
(9)Total annualized gross expenses, based on actual amounts incurred for the three months ended March 31, 2026 (except as set forth in footnote 8), would be $160.2 million. After all non-contractual, unconditional, and irrevocable credits described in footnote 4 and footnote 5 above are applied to the base management fee and the loan servicing fee, total annualized expenses after fee credits, based on actual amounts incurred for the three months ended March 31, 2026, would be $143.2 million or 23.13% as a percentage of average net assets.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above. The amounts set forth below do not reflect the impact of sales load or offering expenses to be borne by the Company or its stockholders. In the prospectus supplement relating to an offering of securities pursuant to the applicable prospectus, the examples below will be restated to reflect the impact of the estimated offering expenses borne by the Company and its stockholders and, if applicable, the impact of the applicable sales load. The example below and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. Dollar amounts in the table below are not in thousands.

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income(1)(2)	$146	$397	$603	$966
assuming a 5% annual return consisting entirely of capital gains(2)(3)	$155	$417	$627	$988
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
Senior Securities
Information about our senior securities is shown in the following table. The information as of and for the years ended March 31, 2026, 2025 2024, 2023 and 2022 is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
6.75% Series B Cumulative Term Preferred Stock(5)
March 31, 2018	$41,400,000	$2,373	$25.00	$25.20
March 31, 2017	$41,400,000	$2,356	$25.00	$26.00
6.50% Series C Cumulative Term Preferred Stock due 2022(6)
March 31, 2018	$40,250,000	$2,373	$25.00	$25.33
March 31, 2017	$40,250,000	$2,356	$25.00	$25.64
6.25% Series D Cumulative Term Preferred Stock due 2023(7)
March 31, 2020	$57,500,000	$2,938	$25.00	$20.46
March 31, 2019	$57,500,000	$3,091	$25.00	$25.38
March 31, 2018	$57,500,000	$2,373	$25.00	$25.22
March 31, 2017	$57,500,000	$2,356	$25.00	$25.43
6.375% Series E Cumulative Term Preferred Stock due 2025(8)
March 31, 2021	$94,371,325	$2,486	$25.00	$25.44
March 31, 2020	$74,750,000	$2,938	$25.00	$19.52
March 31, 2019	$74,750,000	$3,091	$25.00	$25.55
Revolving credit facilities
March 31, 2026	$23,900,000	$2,138	—	N/A
March 31, 2025	$—	$2,044	—	N/A
March 31, 2024	$67,000,000	$2,190	—	N/A
March 31, 2023	$35,200,000	$2,447	—	N/A
March 31, 2022	$—	$2,529	—	N/A
March 31, 2021	$22,400,000	$3,980	—	N/A
March 31, 2020	$49,200,000	$9,935	—	N/A
March 31, 2019	$53,000,000	$9,976	—	N/A
March 31, 2018	$107,000,000	$5,257	—	N/A
March 31, 2017	$69,700,000	$6,613	—	N/A
5.00% 2026 Notes(9)
March 31, 2026	$127,937,500	$2,138	$25.00	$25.15
March 31, 2025	$127,937,500	$2,044	$25.00	$24.93
March 31, 2024	$127,937,500	$2,190	$25.00	$24.16
March 31, 2023	$127,937,500	$2,447	$25.00	$23.47
March 31, 2022	$127,937,500	$2,529	$25.00	$25.13
March 31, 2021	$127,937,500	$3,980	$25.00	$25.85

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
4.875% 2028 Notes(10)
March 31, 2026	$134,550,000	$2,138	$25.00	$23.96
March 31, 2025	$134,550,000	$2,044	$25.00	$23.33
March 31, 2024	$134,550,000	$2,190	$25.00	$22.95
March 31, 2023	$134,550,000	$2,447	$25.00	$23.00
March 31, 2022	$134,550,000	$2,529	$25.00	$25.07
8.00% 2028 Notes(11)
March 31, 2025	$74,750,000	$2,044	$25.00	$25.86
March 31, 2024	$74,750,000	$2,190	$25.00	$25.86
6.875% 2028 Notes(12)
March 31, 2026	$60,000,000	$2,138	$1,000.00	N/A
7.875% 2030 Notes(13)
March 31, 2026	$126,500,000	$2,138	$25.00	$25.45
March 31, 2025	$126,500,000	$2,044	$25.00	$25.38
7.125% 2031 Notes(14)
March 31, 2026	$100,000,000	$2,138	$25.00	$25.31
Secured borrowings(15)
March 31, 2022	$5,095,785	$2,529	—	N/A
March 31, 2021	$5,095,785	$3,980	—	N/A
March 31, 2020	$5,095,785	$9,935	—	N/A
March 31, 2019	$5,095,785	$9,976	—	N/A
March 31, 2018	$5,095,785	$5,257	—	N/A
March 31, 2017	$5,095,785	$6,613	—	N/A
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
(4)Only applicable to our Term Preferred Stock and the Notes, except for our 6.875% 2028 Notes which are not listed, because the other senior securities are not registered for public trading. Average market value per unit is the average of the closing price of the shares on Nasdaq during the last 10 trading days of the period.
(5)Our Series B Term Preferred Stock was issued in November 2014 and redeemed in August 2018.
(6)Our Series C Term Preferred Stock was issued in May 2015 and redeemed in August 2018.
(7)Our Series D Term Preferred Stock was issued in September 2016 and redeemed in March 2021.
(8)Our Series E Term Preferred Stock was issued in August 2018 and redeemed in August 2021.
(9)Our 5.00% 2026 Notes were issued in March 2021 and repaid on May 1, 2026.
(10)Our 4.875% 2028 Notes were issued in August 2021.
(11)Our 8.00% 2028 Notes were issued in May 2023 and redeemed on December 16, 2025.
(12)Our 6.875% 2028 Notes were issued in November 2025.
(13)Our 7.875% 2030 Notes were issued in December 2024.
(14)Our 7.125% 2031 Notes were issued in February 2026.
(15)In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our secured second lien term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. Accounting Standards Codification Topic 860, “Transfers and Servicing” requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. In conjunction with the August 2022 refinancing at Ginsey, the $5.1 million secured borrowing liability was extinguished.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto contained elsewhere in this Annual Report. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition, results of operations or percentage relationships for any future periods. Except per share amounts, dollar amounts in tables included herein are in thousands unless otherwise indicated.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally, in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 70% in debt investments and 30% in equity investments, at cost. As of March 31, 2026, our investment portfolio was comprised of 70.8% in debt investments and 29.2% in equity investments, at cost.
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

Business
Portfolio and Investment Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the year ended March 31, 2026, we invested in four new portfolio companies. From our initial public offering in June 2005 through March 31, 2026, we have invested in 66 companies, excluding investments in syndicated loans, for a total of approximately $2.2 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2026, we had unrecognized, contractual success fees of $65.4 million, or $1.64 per common share. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through March 31, 2026, we exited our investments in 33 portfolio companies that we acquired under our buyout strategy. In the aggregate, these sales have generated $353.6 million in net realized gains and $45.4 million in other income upon exit, for a total increase to our net assets of $399.0 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 33 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution per common share by 100.0% from March 2011 through March 31, 2026 and allowed us to declare and pay 24 supplemental distributions to common stockholders through March 31, 2026.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2026, and currently have a total commitment amount of $300.0 million. During the year ended March 31, 2026, we issued the 6.875% 2028 Notes for gross proceeds of $60.0 million, issued the 7.125% 2031 Notes for gross proceeds of $100.0 million and sold 2,984,586 shares of our common stock under our "at-the-market" program (the "2024 Common Stock ATM Program") for gross proceeds of approximately $42.1 million. During the year ended March 31, 2025, we issued the 7.875% 2030 Notes for gross proceeds of $126.5 million and sold 148,714 shares of our common stock under our 2024 Common Stock ATM Program for gross proceeds of approximately $2.0 million.
Although we have been able to access the capital markets historically, market conditions affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On March 31, 2026, the closing market price of our common stock was $14.20 per share, representing a 15.4% discount to our NAV of $16.78 per share as of March 31, 2026. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then existing stockholders pursuant to a rights offering.
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
As of March 31, 2026, our asset coverage ratio on our senior securities representing indebtedness was 213.8%.
Investment Highlights
Investment Activity
During the fiscal year ended March 31, 2026, the following significant transactions occurred:
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

•In September 2025, we entered into a new $20.0 million secured first lien term loan with J.R. Hobbs Co. - Atlanta, LLC ("J.R. Hobbs"), restructuring our previously outstanding first lien term loans and line of credit with an aggregate total cost basis of $49.9 million, which resulted in a realized loss of $29.9 million.

•In December 2025, we invested $33.1 million in a new portfolio company, Rowan Energy Inc. (“Rowan”), in the form of $25.8 million of secured first lien debt and $7.3 million of preferred equity. Rowan, headquartered in Arcadia, Oklahoma, specializes in advanced frac sand filtration, completion-equipment deployment and field-operations support.
Recent Developments
Appointment of Officer

On March 20, 2026, the Board of Directors appointed David Dullum as the Company’s chief executive officer, effective immediately. On that same date, Erika Highland, who was promoted to executive vice president, was appointed as the Company's president effective October 1, 2026. Additionally, John Sateri was appointed as the Company's chief investment officer effective immediately.

Distributions and Dividends
In April 2026, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 24, 2026	April 30, 2026	$0.08
May 20, 2026	May 29, 2026	0.08
June 23, 2026	June 30, 2026	0.08
	Total for the Quarter:	$0.24
Notes Payable

On May 1, 2026, we repaid the 5.00% 2026 Notes with an aggregate principal amount outstanding of $127.9 million.

RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended March 31, 2026 to the Fiscal Year Ended March 31, 2025

	For the Fiscal Years Ended March 31,
	2026	2025	$ Change	% Change
INVESTMENT INCOME
Interest income	$89,741	$83,612	$6,129	7.3%
Dividend and success fee income	9,336	10,050	(714)	(7.1)%
Total investment income	99,077	93,662	5,415	5.8%

EXPENSES
Base management fee	22,824	19,105	3,719	19.5%
Loan servicing fee	11,821	9,636	2,185	22.7%
Incentive fee	38,280	12,265	26,015	212.1%
Administration fee	1,959	1,914	45	2.4%
Interest expense on borrowings	37,140	28,246	8,894	31.5%
Amortization of deferred financing costs and discounts	3,881	2,852	1,029	36.1%
Other	4,178	6,294	(2,116)	(33.6)%
Expenses before credits from Adviser	120,083	80,312	39,771	49.5%
Credits to fees from Adviser	(17,254)	(14,745)	(2,509)	17.0%
Total expenses, net of credits to fees	102,829	65,567	37,262	56.8%
NET INVESTMENT (LOSS) INCOME	(3,752)	28,095	(31,847)	NM

REALIZED AND UNREALIZED GAIN (LOSS), NET OF TAXES
Net realized (loss) gain on investments	(26,294)	63,184	(89,478)	NM
Net realized loss on other	(1,301)	—	(1,301)	NM
Net unrealized appreciation (depreciation) of investments	216,146	(25,960)	242,106	NM
Net unrealized appreciation of other	(46)	—	(46)	NM
Net realized and unrealized gain	188,505	37,224	151,281	406.4%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$184,753	$65,319	$119,434	182.8%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	38,712,611	36,735,218	1,977,393	5.4%

BASIC AND DILUTED PER COMMON SHARE:
Net investment (loss) income	$(0.10)	$0.76	$(0.86)	NM
Net increase in net assets resulting from operations	$4.77	$1.78	$2.99	168.0%
NM = Not Meaningful

Investment Income
Total investment income increased $5.4 million, or 5.8%, for the year ended March 31, 2026, as compared to the prior year. This increase was primarily due to an increase in interest income, partially offset by a decrease in dividend and success fee income.
Interest income from our investments in debt securities increased $6.1 million, or 7.3%, for the year ended March 31, 2026, as compared to the prior year. Generally, the level of interest income from investments is directly related to the weighted-average principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.
The weighted-average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2026 was $671.6 million, compared to $601.5 million during the prior year. This increase was primarily due to the origination of $250.5 million of new debt investments, $47.0 million of follow-on debt investments in existing portfolio companies and $20.0 million of loans returned to accrual status, partially offset by the pay-off, restructuring, or write-off of $153.5 million of debt investments and $30.8 million of existing loans placed on non-accrual status after March 31, 2024, and their respective impact on the weighted-average principal balance when considering the timing of new investments, pay-offs, restructurings, write-offs, and accrual status changes, as applicable. During the year ended March 31, 2026, we collected $1.8 million in past due interest from portfolio companies that were previously on non-accrual status, including $1.5 million from SFEG Holdings, Inc. ("SFEG") and $0.3 million from J.R. Hobbs. We had no collections of past due interest during the year ended March 31, 2025.
The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 13.3% and 13.9% for the years ended March 31, 2026 and 2025, respectively. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period.
As of March 31, 2026, our loans to B+T Group Acquisition, Inc. ("B+T"), Diligent Delivery Systems ("Diligent") and Edge Adhesives Holdings, Inc. ("Edge") were on non-accrual status, with an aggregate debt cost basis of $40.3 million. As of March 31, 2025, our loans to B+T, Diligent, Edge and J.R. Hobbs were on non-accrual status, with an aggregate debt cost basis of $90.2 million.
Dividend and success fee income for the year ended March 31, 2026 decreased $0.7 million, or 7.1%, as compared to the prior year. During the year ended March 31, 2026, dividend and success fee income consisted of $6.1 million of dividend income and $3.2 million of success fee income. During the year ended March 31, 2025, dividend and success fee income consisted of $6.8 million of success fee income and $3.3 million of dividend income.
As of March 31, 2026 and 2025, SFEG represented 19.8% and 10.8% of the total investment portfolio at fair value, respectively.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased $37.3 million, or 56.8%, for the year ended March 31, 2026, as compared to the prior year, primarily due to increases in incentive fees, interest expense and base management fee, partially offset by a decrease in other expenses.
In accordance with GAAP, we recorded a capital gains-based incentive fee of $38.0 million during the year ended March 31, 2026, compared to a capital gains-based incentive fee of $7.4 million during the year ended March 31, 2025. The capital gains-based incentive fee is a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods. The income-based incentive fee for the year ended March 31, 2026 decreased $4.5 million, or 93.6%, as compared to the prior year, due to the increase in net assets, which drives the hurdle rate, and a decrease in pre-incentive fee net investment income.
Base management fee for the year ended March 31, 2026 increased $3.7 million, or 19.5%, as compared to the prior year, primarily due to the increase in the average total assets subject to the base management fee as a result of a net increase in the fair value of investments and an increase in additional investments at cost.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2026	2025
Average total assets subject to base management fee(A)(B)	$1,141,200	$955,250
Multiplied by annual base management fee of 2.0%	2.0%	2.0%
Base management fee(C)	22,824	19,105
Credits to fees from Adviser - other(C)	(5,433)	(5,109)
Net base management fee	$17,391	$13,996

Loan servicing fee(C)	$11,821	$9,636
Credits to base management fee - loan servicing fee(C)	(11,821)	(9,636)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$310	$4,820
Incentive fee – capital gains-based(D)	37,970	7,445
Total incentive fee(C)	38,280	12,265
Credits to fees from Adviser - other(C)	—	—
Net total incentive fee	$38,280	$12,265
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
Interest expense on borrowings increased $8.9 million, or 31.5%, during the year ended March 31, 2026, as compared to the prior year, primarily due to interest expense related to the issuance of the 7.875% 2030 Notes in December 2024, the 6.875% 2028 Notes in November 2025 and the 7.125% 2031 Notes in February 2026 and increased borrowings on the Credit Facility, partially offset by a decrease in the effective interest rate and the redemption of the 8.00% 2028 Notes in December 2025. The weighted-average balance outstanding on our Credit Facility during the year ended March 31, 2026 was $76.2 million, as compared to $60.3 million in the prior year. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, during the year ended March 31, 2026 was 9.9%, as compared to 10.6% in the prior year. This decrease in the effective interest rate on our Credit Facility was primarily a result of a decrease in interest rates on the drawn portion of our Credit Facility, partially offset by an increase in unused commitment fees due to the increased facility size during the year.
Other expenses decreased $2.1 million, or 33.6%, during the year ended March 31, 2026, as compared to the prior year, primarily due to a decrease in bad debt expense and tax expense, partially offset by an increase in professional fees.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the years ended March 31, 2026 and 2025 were as follows:

	Year Ended March 31, 2026
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
SFEG Holdings, Inc.	$—	$153,260	$—	$153,260
Schylling, Inc.	—	45,804	—	45,804
The E3 Company, LLC	—	22,731	—	22,731
ImageWorks Display and Marketing Group, Inc.	—	17,532	—	17,532
Old World Christmas, Inc.	3,481	6,191	—	9,672
Mason West, LLC	—	5,973	—	5,973
Global GRAB Technologies, Inc.	—	3,922	—	3,922
Ginsey Home Solutions, Inc.	—	3,188	—	3,188
J.R. Hobbs Co. - Atlanta, LLC	(29,938)	9,747	19,104	(1,087)
Brunswick Bowling Products, Inc.	—	(2,061)	—	(2,061)
The Maids International, LLC	—	(3,779)	—	(3,779)
Detroit Defense, Inc.	—	(4,817)	—	(4,817)
Pyrotek Special Effects, Inc.	—	(5,425)	—	(5,425)
Smart Chemical Solutions, LLC	—	(6,516)	—	(6,516)
PSI Molded Plastics, Inc.	—	(6,684)	—	(6,684)
Nielsen-Kellerman Acquisition Corp.	—	(7,780)	—	(7,780)
Educators Resource, Inc.	—	(9,871)	—	(9,871)
Diligent Delivery Systems	—	(12,112)	—	(12,112)
Horizon Facilities Services, Inc.	—	(13,088)	—	(13,088)
Other, net (<$1.0 million, net )	163	827	—	990
Total	$(26,294)	$197,042	$19,104	$189,852

	Year Ended March 31, 2025
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
The E3 Company, LLC	$—	$19,418	$—	$19,418
Nocturne Luxury Villas, Inc.	19,790	18,668	(24,334)	14,124
UPB Acquisition, Inc.	—	13,723	—	13,723
SFEG Holdings, Inc.	—	12,652	—	12,652
ImageWorks Display and Marketing Group, Inc.	—	10,314	—	10,314
Schylling, Inc.	—	9,230	—	9,230
Dema/Mai Holdings, Inc.	—	8,889	—	8,889
Ginsey Home Solutions, Inc.	—	8,178	—	8,178
J.R. Hobbs Co. - Atlanta, LLC	—	3,532	—	3,532
Brunswick Bowling Products, Inc.	—	3,118	—	3,118
The Maids International, LLC	—	2,984	—	2,984
B+T Group Acquisition, Inc.	—	(1,691)	—	(1,691)
Nth Degree Investment Group, LLC	43,373	(7,195)	(38,028)	(1,850)
Edge Adhesives Holdings, Inc.	—	(2,562)	—	(2,562)
Home Concepts Acquisition, Inc.	—	(3,957)	—	(3,957)
Mason West, LLC	—	(6,497)	—	(6,497)
Old World Christmas, Inc.	—	(7,099)	—	(7,099)
Educators Resource, Inc.	—	(8,137)	—	(8,137)
PSI Molded Plastics, Inc.	—	(9,151)	—	(9,151)
Horizon Facilities Services, Inc.	—	(28,066)	—	(28,066)
Other, net (<$1.0 million, net )	21	47	4	72
Total	$63,184	$36,398	$(62,358)	$37,224
Net Realized Gain (Loss) on Investments

During the year ended March 31, 2026, we recorded net realized losses on investments of $26.3 million, primarily due to the realized loss from the restructuring of J.R. Hobbs, partially offset by the equity distribution recognized as realized gain from Old World Christmas, Inc.
During the year ended March 31, 2025, we recorded net realized gains on investments of $63.2 million, primarily due to a $43.4 million realized gain from the exit of Nth Degree Investment Group, LLC ("Nth Degree") and a $19.8 million realized gain from the exit of Nocturne Luxury Villas, Inc. ("Nocturne").
Net Realized Gain (Loss) on Other

During the year ended March 31, 2026, we recorded net realized losses on other of $1.3 million, due to the unamortized deferred offering costs written off upon the redemption of our 8.00% 2028 Notes. During the year ended March 31, 2025, we did not record any net realized gains or losses on other.
Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation on investments of $216.1 million for the year ended March 31, 2026 was primarily due to the increased performance of certain of our portfolio companies, an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies and the reversal of previously recorded unrealized depreciation related to our investment in J.R. Hobbs upon its restructure. These increases were partially offset by decreased performance of certain of our portfolio companies.
Net unrealized depreciation on investments of $26.0 million for the year ended March 31, 2025 was primarily due to the reversal of net unrealized appreciation of Nth Degree and Nocturne upon exit and decreased performance of certain of our portfolio companies. These decreases were partially offset by an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies and increased performance of certain of our portfolio companies.

Across our entire investment portfolio, we recorded $222.1 million of net unrealized appreciation on our equity investments and $6.0 million of net unrealized depreciation on our debt investments for the year ended March 31, 2026. As of March 31, 2026, the fair value of our investment portfolio exceeded the cost basis by $256.4 million, compared to March 31, 2025, when the fair value of our investment portfolio exceeded the cost basis by $40.3 million. This resulted in net unrealized appreciation of $216.1 million for the year ended March 31, 2026. Our entire portfolio had a fair value of 124.4% of cost as of March 31, 2026.
The comparison of the fiscal year ended March 31, 2025 to the fiscal year ended March 31, 2024 can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 located within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Net cash used in operating activities for the year ended March 31, 2026 was $101.6 million, as compared to net cash provided by operating activities of $16.3 million for the year ended March 31, 2025. This change was primarily due to a decrease in net proceeds from the sale and recapitalization of investments and principal repayments of investments, partially offset by a decrease in purchases of investments.
Purchases of investments totaled $173.6 million during the year ended March 31, 2026, compared to $221.2 million during the year ended March 31, 2025. Aggregate net proceeds from the sale and recapitalization of investments and principal repayments of investments totaled $33.5 million during the year ended March 31, 2026, compared to $199.6 million during the year ended March 31, 2025.
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
Purchases of investments totaled $221.2 million during the year ended March 31, 2025, compared to $183.9 million during the year ended March 31, 2024. Net proceeds from the sale and recapitalization of investments and principal repayments totaled $199.6 million during the year ended March 31, 2025, compared to $80.2 million during the year ended March 31, 2024.

As of March 31, 2026, we had equity investments in and/or loans to 29 companies with an aggregate cost basis of $1.1 billion. As of March 31, 2025, we had equity investments in and/or loans to 25 companies with an aggregate cost basis of $939.1 million. The following table summarizes our total portfolio investment activity for the years ended March 31, 2026 and 2025:

	Years Ended March 31,
	2026	2025
Beginning investment portfolio, at fair value	$979,320	$920,504
New investments	164,810	178,844
Disbursements to existing portfolio companies	8,806	42,373
Unscheduled principal repayments	(29,896)	(123,600)
Net proceeds from sale and recapitalization of investments	(3,524)	(76,025)
Net realized (loss) gain on investments	(26,414)	63,184
Net unrealized appreciation of investments	197,042	36,398
Reversal of net unrealized depreciation (appreciation) of investments	19,104	(62,358)
Ending investment portfolio, at fair value	$1,309,248	$979,320
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2026:

Amount
For the fiscal years ending March 31:
2027	$46,490
2028	110,842
2029	291,540
2030	159,506
2031	137,470
Thereafter	—
Total contractual repayments	$745,848
Investments in equity securities	307,000
Total cost basis of investments held as of March 31, 2026:	$1,052,848
Financing Activities
Net cash provided by financing activities for the year ended March 31, 2026 was $88.8 million, which consisted primarily of $96.9 million of proceeds from the issuance of our 7.125% 2031 Notes, net of deferred offering costs, $58.8 million of proceeds from the issuance of our 6.875% 2028 Notes, net of deferred offering costs, $41.6 million of proceeds from issuance of common stock, net of expenses and shelf offering registration costs, and $23.9 million of net borrowings on our Credit Facility, partially offset by the $74.8 million redemption of our 8.00% 2028 Notes, $57.2 million in distributions to common stockholders, and $0.3 million of deferred financing costs.
Net cash used in financing activities for the year ended March 31, 2025 was $4.4 million, which consisted primarily of $67.0 million of net repayments on our Credit Facility, $61.0 million in distributions to common stockholders, $0.8 million of deferred financing costs, partially offset by $122.4 million of proceeds from the issuance of the 7.875% 2030 Notes, net of deferred offering costs, and $2.0 million of proceeds from the issuance of common stock, net of expenses and shelf offering registration costs.

Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the twelve months from April 2025 through March 2026, and a supplemental distribution of $0.54 per common share paid in June 2025. See also “Recent Developments - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in April 2026.
For each of the fiscal years ended March 31, 2026 and 2025, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.3 million and $36.7 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2026, our capital loss carryforward balance was $17.3 million and no distributions paid subsequent to fiscal year-end will be treated as having been paid in the prior year. For the fiscal year ended March 31, 2025, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. For the year ended March 31, 2026, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Total distributable earnings and decreased Capital in excess of par value. For the year ended March 31, 2025, we recorded $1.2 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Total distributable earnings.
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
Registration Statement
On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of the date of this report, we have the ability to issue up to an additional $119.3 million of the securities registered under the registration statement.
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

Equity
Common Stock

In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (collectively, the "Sales Agents"), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in the 2024 Common Stock ATM Program. In June 2025, we entered into an equity distribution agreement with M&T Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc., B. Riley Securities, Inc. and Virtu Americas LLC to add M&T Securities, Inc. as a Sales Agent for the 2024 Common Stock ATM Program. As of March 31, 2026, we had remaining capacity to sell up to an additional $30.8 million of common stock under the 2024 Common Stock ATM Program.

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
During the year ended March 31, 2026, we sold 2,984,586 shares of our common stock under the 2024 Common Stock ATM Program, with a weighted-average gross price of $14.12 per share and a weighted-average net price of $13.92 per share after deducting commissions and offering costs borne by us, raising approximately $42.1 million and $41.5 million of gross and net proceeds, respectively. These sales were above our then current NAV per share.
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
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On March 31, 2026, the closing market price of our common stock was $14.20 per share, representing a 15.4% discount to our NAV of $16.78 per share as of March 31, 2026.
Revolving Line of Credit

As of March 31, 2026, our Credit Facility had a total commitment amount of $300.0 million. The Credit Facility has a revolving period end date of October 30, 2026 and a final maturity date of October 30, 2028 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). Advances under the Credit Facility generally bear interest at 30-day Term SOFR, subject to a floor of 0.35%, with a SOFR credit spread adjustment of 10 basis points, plus a margin of 3.15% per annum until October 30, 2026, with the margin then increasing to 3.40% for the period from October 30, 2026 to October 30, 2027, and increasing further to 3.65% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount.
At March 31, 2026, we had $23.9 million of borrowings outstanding on our Credit Facility and as of the date of this report, we had $157.6 million outstanding under our Credit Facility.
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
Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, our Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $476.6 million as of March 31, 2026, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2026, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $1.2 billion, asset coverage on our senior securities representing indebtedness of 213.8%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2026, we had availability, after adjustments for various constraints based on collateral quality, of $276.1 million under our Credit Facility and were in compliance with all covenants under our Credit Facility.
Notes Payable
5.00% Notes due 2026
In March 2021, we completed a public offering of the 5.00% 2026 Notes with an aggregate principal amount of $127.9 million, which resulted in net proceeds of approximately $123.8 million after deducting underwriting discounts, commissions and offering costs borne by us. The 5.00% 2026 Notes were traded under the ticker symbol “GAINN” on Nasdaq. On May 1, 2026, we repaid the 5.00% 2026 Notes with an aggregate principal amount outstanding of $127.9 million at maturity.
The 5.00% 2026 Notes were recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $4.1 million, which were recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and were being amortized over the period ended May 1, 2026, the maturity date.
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

7.125% Notes due 2031
In February 2026, we completed a public offering of the 7.125% 2031 Notes with an aggregate principal amount of $100.0 million, which resulted in net proceeds of approximately $96.9 million after deducting underwriting discounts, commissions and offering costs borne by us. The 7.125% 2031 Notes are traded under the ticker symbol “GAING” on Nasdaq. The 7.125% 2031 Notes will mature on May 1, 2031 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 1, 2028. The 7.125% 2031 Notes bear interest at a rate of 7.125% per year (which equates to $7.1 million per year), payable quarterly in arrears.
The indenture relating to the 7.125% 2031 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 7.125% 2031 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The 7.125% 2031 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $3.1 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 1, 2031, the maturity date.
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2026 and 2025, we had unrecognized, contractual off-balance sheet success fee receivables of $65.4 million and $52.5 million (or approximately $1.64 and $1.43 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of March 31, 2026 to be insignificant.
The following table shows our contractual obligations as of March 31, 2026, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$23,900	$—	$23,900	$—	$—
Notes payable	548,988	127,938	194,550	126,500	100,000
Interest payments on obligations(C)	114,296	32,804	58,346	22,552	594
Total	$687,184	$160,742	$276,796	$149,052	$100,594
(A)Excludes unused line of credit commitments to our portfolio companies in the aggregate principal amount of $0.6 million.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on our Credit Facility and the Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2026.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our critical accounting estimates, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report. Additionally, refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurement.” Our accounting estimate on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.
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
The following table reflects risk ratings for all loans in our portfolio as of March 31, 2026 and 2025:

	As of March 31,
Rating	2026	2025
Highest	10.0	9.0
Average	7.2	7.0
Weighted-average	7.6	7.7
Lowest	4.0	3.0
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
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $17.3 million and $0 as of March 31, 2026 and 2025, respectively.
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

We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and approximately up to 10% at fixed rates. As of March 31, 2026 and 2025, all of our variable-rate loans had rates associated with the current 30-day SOFR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

	As of March 31,
Rates:	2026	2025
Variable rates with a floor	100.0%	100.0%
Fixed rates	—%	—%
Total	100.0%	100.0%
We had $23.9 million of borrowings outstanding under our Credit Facility as of March 31, 2026 and no borrowings outstanding as of March 31, 2025. As of March 31, 2026, the 5.00% 2026 Notes, 4.875% 2028 Notes, 6.875% 2028 Notes, 7.875% 2030 Notes, and 7.125% 2031 Notes had outstanding principal balances of $127.9 million, $134.6 million, $60.0 million, $126.5 million and $100.0 million, respectively. As of March 31, 2025, the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes had outstanding principal balances of $127.9 million, $134.6 million, $74.8 million and $126.5 million, respectively.
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
To illustrate the potential impact of changes in interest rates, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2026 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$16,555	$727	$15,828
Up 200 basis points	$9,403	$485	$8,918
Up 100 basis points	$3,666	$242	$3,424
Down 100 basis points	$(2,636)	$(242)	$(2,394)
Down 200 basis points	$(4,374)	$(485)	$(3,889)
Down 300 basis points	$(4,567)	$(727)	$(3,840)
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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2026, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2026.
May 12, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Investment Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Investment Corporation and its subsidiary (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended March 31, 2026, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended March 31, 2026 in conformity with accounting principles generally accepted in the United States of America.
We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of March 31, 2024, 2023, and 2022, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended March 31, 2023 and 2022 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the five years in the period ended March 31, 2026 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of March 31, 2026 and 2025 by correspondence with the custodian, agent banks, and portfolio company investees. We believe that our audits provide a reasonable basis for our opinion.
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

Valuation of Level 3 Investments
As described in Notes 2 and 3 to the consolidated financial statements, the Company held $1.3 billion of total level 3 investments at fair value as of March 31, 2026. Management uses significant unobservable inputs in estimating the fair value of its level 3 investments, including (i) with respect to investments valued using a total enterprise value, portfolio company earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, revenue and revenue multiples, or a discounted cash flow analysis using estimated risk-adjusted discount rates; (ii) with respect to investments valued using a yield analysis, a modified discount rate; and (iii) with respect to investments valued using market quotations for which a limited market exists, the lower indicative bid price in the bid-to-ask price range.
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
May 12, 2026
We have served as the Company’s auditor since 2005.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2026	2025
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $711,741 and $562,371, respectively)	$983,959	$648,589
Affiliate investments (Cost of $323,698 and $359,286, respectively)	324,676	330,388
Control investments (Cost of $17,409 and $17,409, respectively)	613	343
Cash	1,132	12,944
Cash equivalents	25	1,354
Restricted cash	1,228	856
Interest receivable	6,823	5,582
Due from administrative agent	2,035	2,891
Deferred financing costs, net	636	1,471
Other assets, net	1,718	1,986
TOTAL ASSETS	$1,322,845	$1,006,404

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $23,900 and $0, respectively)	$23,946	$—
Notes payable, net of unamortized deferred financing costs of $8,460 and $8,029, respectively	540,528	455,709
Total borrowings	564,474	455,709
Accounts payable and accrued expenses	1,247	1,291
Interest payable	6,388	4,879
Fees due to Adviser(A)	80,507	43,817
Fee due to Administrator(A)	780	767
Other liabilities	1,224	857
TOTAL LIABILITIES	654,620	507,320
Commitments and contingencies(B)
NET ASSETS	$668,225	$499,084

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 39,821,967 and 36,837,381 shares issued and outstanding, respectively	$40	$37
Capital in excess of par value	486,717	445,512
Total distributable earnings(C)	181,468	53,535
TOTAL NET ASSETS	$668,225	$499,084

NET ASSET VALUE PER SHARE	$16.78	$13.55
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2026	2025	2024
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$64,004	$59,762	$56,424
Affiliate investments	25,386	23,605	24,578
Cash and cash equivalents	351	245	792
Total interest income	89,741	83,612	81,794
Dividend income:
Non-Control/Non-Affiliate investments	1,063	3,254	—
Affiliate investments	5,048	26	1,907
Total dividend income	6,111	3,280	1,907
Success fee income:
Non-Control/Non-Affiliate investments	2,032	5,934	2,285
Affiliate investments	1,193	836	1,320
Total success fee income	3,225	6,770	3,605
Total investment income	99,077	93,662	87,306

EXPENSES
Base management fee(A)	22,824	19,105	17,500
Loan servicing fee(A)	11,821	9,636	9,118
Incentive fee(A)	38,280	12,265	21,047
Administration fee(A)	1,959	1,914	1,789
Interest expense on borrowings	37,140	28,246	24,121
Amortization of deferred financing costs and discounts	3,881	2,852	2,305
Professional fees	2,069	1,593	1,382
Other general and administrative expenses	2,109	4,701	2,981
Expenses before credits from Adviser	120,083	80,312	80,243
Credits to base management fee – loan servicing fee(A)	(11,821)	(9,636)	(9,118)
Credits to fees from Adviser - other(A)	(5,433)	(5,109)	(5,596)
Total expenses, net of credits to fees	102,829	65,567	65,529
NET INVESTMENT (LOSS) INCOME	$(3,752)	$28,095	$21,777

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$120	$19,811	$43,749
Affiliate investments	(26,414)	43,373	275
Control investments	—	—	(13,768)
Other	(1,301)	—	—
Total net realized gain (loss)	(27,595)	63,184	30,256
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	186,000	8,786	9,864
Affiliate investments	29,876	(32,184)	10,317
Control investments	270	(2,562)	13,120
Other	(46)	—	(29)
Total net unrealized appreciation (depreciation)	216,100	(25,960)	33,272
Net realized and unrealized gain	188,505	37,224	63,528

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$184,753	$65,319	$85,305

BASIC AND DILUTED PER COMMON SHARE:
Net investment (loss) income	$(0.10)	$0.76	$0.63
Net increase in net assets resulting from operations	$4.77	$1.78	$2.47

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	38,712,611	36,735,218	34,466,724
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)

	Year Ended March 31,
	2026	2025	2024
NET ASSETS, BEGINNING OF YEAR	$499,084	$492,711	$439,742

OPERATIONS
Net investment (loss) income	$(3,752)	$28,095	$21,777
Net realized (loss) gain on investments	(26,294)	63,184	30,256
Net realized loss on other	(1,301)	—	—
Net unrealized appreciation (depreciation) of investments	216,146	(25,960)	33,301
Net unrealized appreciation of other	(46)	—	(29)
Net increase in net assets from operations	184,753	65,319	85,305

DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.99, $0.64, and $1.08 per share, respectively)	(38,499)	(23,480)	(37,509)
Distributions to common stockholders from cumulative realized gains ($0.51, $1.02, and $1.12 per share, respectively)	(18,663)	(37,471)	(38,552)
Net decrease in net assets from distributions	(57,162)	(60,951)	(76,061)

CAPITAL ACTIVITY
Issuance of common stock	42,132	2,029	44,508
Discounts, commissions, and offering costs for issuance of common stock	(582)	(24)	(783)
Net increase in net assets from capital activity	41,550	2,005	43,725
TOTAL INCREASE IN NET ASSETS	169,141	6,373	52,969
NET ASSETS, END OF YEAR(A)	$668,225	$499,084	$492,711
(A)Refer to Note 8 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended March 31,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$184,753	$65,319	$85,305
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(173,616)	(221,217)	(183,924)
Principal repayments of investments	29,896	123,600	28,000
Net proceeds from the sale and recapitalization of investments	3,644	76,025	52,228
Net realized loss (gain) on investments	26,294	(63,184)	(30,256)
Net realized loss on other	1,301	—	—
Net unrealized (appreciation) depreciation of investments	(216,146)	25,960	(33,301)
Net unrealized appreciation of other	46	—	29
Amortization of deferred financing costs and discounts	3,881	2,852	2,305
Bad debt expense, net of recoveries	(202)	1,601	1
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,305)	761	(4,589)
Decrease in due from administrative agent	856	536	472
Decrease (increase) in other assets, net	559	(436)	(181)
(Decrease) increase in accounts payable and accrued expenses	(44)	559	(54)
Increase in interest payable	1,509	1,414	1,156
Increase in fees due to Adviser(A)	36,586	2,380	12,375
Increase in fee due to Administrator(A)	13	40	11
Increase in other liabilities	367	98	485
Net cash (used in) provided by operating activities	(101,608)	16,308	(69,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of discounts, commissions and offering costs	41,637	2,005	43,899
Proceeds from line of credit	295,400	214,100	242,300
Repayments on line of credit	(271,500)	(281,100)	(210,500)
Deferred financing costs from line of credit	(333)	(763)	(1,906)
Repayment of notes payable	(74,750)	—	—
Proceeds from issuance of notes payable, net of deferred offering costs	155,547	122,335	72,178
Distributions paid to common stockholders	(57,162)	(60,951)	(76,061)
Net cash provided by (used in) financing activities	88,839	(4,374)	69,910

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12,769)	11,934	(28)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	15,154	3,220	3,248

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$2,385	$15,154	$3,220

CASH PAID FOR INTEREST	$33,769	$25,431	$21,978

(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Supplemental disclosures of non-cash operating activities:
For the year ended March 31, 2026:

•In September 2025, we restructured our existing first lien term loans and line of credit to J.R. Hobbs Co. – Atlanta, LLC with an aggregate total cost basis of $49.9 million into a new $20.0 million first lien term loan, which resulted in a realized loss of $29.9 million.

For the year ended March 31, 2024:
•In March 2024, we recognized a $14.7 million realized loss on our preferred and common equity investments and related first and second lien debt investments in The Mountain Corporation upon its liquidation and dissolution.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 147.2%
Secured First Lien Debt – 56.0%
Aerospace and Defense – 16.1%
Detroit Defense, Inc.(K) – Term Debt (SOFR+9.0%, 13.0% Cash, Due 12/2029)(J)(Q)	$61,305	$61,305	$61,305
Global GRAB Technologies, Inc. – Term Debt (SOFR+9.0%, 13.5% Cash, Due 7/2030)(J)	46,500	46,500	46,500
		107,805	107,805
Buildings and Real Estate –5.7%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 14.7% Cash, Due 7/2027)(J)	38,250	38,250	38,250

Chemicals, Plastics, and Rubber - 5.3%
Smart Chemical Solutions, LLC(K) – Term Debt (SOFR+9.0%, 13.5% Cash, Due 5/2030)(J)	35,660	35,660	35,660

Diversified/Conglomerate Manufacturing – 0.9%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (SOFR+7.0%, 10.7% Cash (0.3% Unused Fee), Due 9/2026)(J)	2,950	2,950	2,950
Phoenix Door Systems, Inc. – Term Debt (SOFR+11.0%, 14.7% Cash, Due 9/2026)(J)	3,200	3,200	3,200
		6,150	6,150
Diversified/Conglomerate Services – 5.2%
Mason West, LLC – Term Debt (SOFR+10.0%, 13.7% Cash, Due 7/2027)(J)	25,250	25,250	25,250
Sun State Nursery and Landscaping, LLC – Term Debt (SOFR+9.0%, 13.5% Cash, Due 5/2030)(J)	9,520	9,520	9,520
		34,770	34,770
Healthcare, Education, and Childcare – 4.5%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 14.2% Cash, Due 2/2030)(J)	30,000	30,000	30,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.5%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 13.7% Cash, Due 3/2029)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 13.7% Cash, Due 3/2029)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 13.7% Cash, Due 11/2028)(J)	12,200	12,200	12,200
		36,750	36,750
Leisure, Amusement, Motion Pictures, and Entertainment – 2.5%
Schylling, Inc. – Term Debt (SOFR+11.0%, 14.7% Cash, Due 9/2027)(J)	16,981	16,981	16,981

Oil and Gas – 9.0%
The E3 Company, LLC – Term Debt (SOFR+9.0%, 13.5% Cash, Due 9/2028)(J)	33,750	33,750	33,750
Rowan Energy Inc. – Term Debt (SOFR+9.0%, 14.5% Cash, Due 12/2030)(J)	25,790	25,790	25,790
		59,540	59,540
Printing and Publishing – 1.3%
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 13.0% Cash, Due 5/2028)(J)	12,000	12,000	8,379

Total Secured First Lien Debt		$377,906	$374,285

Secured Second Lien Debt – 14.6%
Aerospace and Defense – 3.8%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 7.8% Cash, Due 10/2028)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 10.7% Cash, Due 10/2028)(J)	18,796	18,796	18,796
		25,696	25,696

Cargo Transport – 0.1%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 12.7% Cash, Due 1/2027)(G)(J)	13,000	13,000	512

Diversified/Conglomerate Services – 2.5%
Horizon Facilities Services, Inc. – Term Debt (SOFR+0.5%, 6.0% Cash, Due 6/2028)(J)	57,700	57,700	16,545

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
March 31, 2026
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 8.2%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(J)	$54,644	$54,644	$54,644

Total Secured Second Lien Debt		$151,040	$97,397

Preferred Equity – 45.6%
Aerospace and Defense – 5.6%
Detroit Defense, Inc.(K) – Preferred Stock(C)(J)(Q)	17,388	$17,388	$12,572
Global GRAB Technologies, Inc. – Preferred Stock(C)(J)	21,100	21,100	25,022
		38,488	37,594
Buildings and Real Estate – 4.6%
Dema/Mai Holdings, Inc. – Preferred Stock(C)(J)	21,000	21,000	30,737

Chemicals, Plastics, and Rubber – 1.1%
Smart Chemical Solutions, LLC(K) – Preferred Stock(C)(J)	13,843	13,843	7,327

Diversified/Conglomerate Services – 3.5%
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	—
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	19,235
Sun State Nursery and Landscaping, LLC – Preferred Stock(C)(J)	3,059	3,059	3,718
		14,265	22,953
Healthcare, Education, and Childcare – 1.7%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	11,630

Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.3%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	49,815
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	12,258
		16,236	62,073
Leisure, Amusement, Motion Pictures, and Entertainment – 9.9%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	66,403

Oil and Gas – 9.9%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	58,570
Rowan Energy Inc. – Preferred Stock(C)(J)	7,298	7,298	7,495
		18,531	66,065
Printing and Publishing - 0.0%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	—

Total Preferred Equity		$138,198	$304,782

Common Equity/Equivalents – 31.0%
Aerospace and Defense – 0.5%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$3,447

Cargo Transport – 0.0%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	500	—

Diversified/Conglomerate Manufacturing– 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
March 31, 2026
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 30.5%
SFEG Holdings, Inc. – Common Stock(C)(J)	18,721	$30,746	$204,048

Total Common Equity/Equivalents		$44,597	$207,495

Total Non-Control/Non-Affiliate Investments		$711,741	$983,959

AFFILIATE INVESTMENTS(M) – 48.6%
Secured First Lien Debt – 29.4%
Diversified/Conglomerate Services – 10.6%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 14.7% Cash, Due 11/2028)(J)	$22,000	$22,000	$22,000
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.0% Cash, Due 9/2030)(J)	20,000	20,000	20,000
The Maids International, LLC – Term Debt (SOFR+10.5%, 14.2% Cash, Due 3/2028)(J)	28,560	28,560	28,560
		70,560	70,560
Electronics – 7.2%
Nielsen-Kellerman Acquisition Corp.(K) – Term Debt (SOFR+8.5%, 13.5% Cash, Due 12/2029)(J)	48,082	48,082	48,082

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.7%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 13.2% Cash, Due 12/2028)(J)	38,000	38,000	38,000

Leisure, Amusement, Motion Pictures, and Entertainment –3.0%
Pyrotek Special Effects, Inc.(P) – Term Debt (SOFR+8.0%, 13.0% Cash, Due 11/2029)(J)	20,120	20,120	20,120

Mining, Steel, Iron and Non-Precious Metals – 1.6%
UPB Acquisition, Inc. – Term Debt (SOFR+10.0%, 13.7% Cash, Due 7/2028)(J)	11,000	11,000	11,000

Telecommunications – 1.3%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	3,080	3,080	3,080
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	1,050	1,050	1,050
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	14,000	14,000	3,812
		18,130	7,942

Total Secured First Lien Debt		$205,892	$195,704

Secured Second Lien Debt – 0.3%
Chemicals, Plastics, and Rubber – 0.3%
PSI Molded Plastics, Inc. – Line of Credit, $600 available (SOFR+1.0%, 7.0% Cash, Due 2/2028)(J)	$1,400	$1,400	$1,400
PSI Molded Plastics, Inc. – Term Debt (SOFR+1.0%, 7.0% Cash, Due 2/2028)(J)	400	400	400
		1,800	1,800

Total Secured Second Lien Debt		$1,800	$1,800

Preferred Equity – 18.2%
Chemicals, Plastics, and Rubber – 0.7%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	428,773	$46,746	$4,928

Diversified/Conglomerate Services – 6.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	30,453
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	9,236
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	4,631
		24,309	44,320
Electronics – 2.2%
Nielsen-Kellerman Acquisition Corp.(K) – Preferred Stock(C)(J)	22,169	22,169	14,641
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
March 31, 2026
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.4%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	$—	$29,730

Leisure, Amusement, Motion Pictures, and Entertainment –0.3%
Pyrotek Special Effects, Inc.(P) – Preferred Stock(C)(J)	7,060	7,060	1,835

Mining, Steel, Iron and Non-Precious Metals – 4.0%
UPB Acquisition, Inc – Preferred Stock(C)(J)	6,000	6,000	26,713

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$111,006	$122,167
Common Equity/Equivalents – 0.7%
Finance – 0.7%
Gladstone Alternative Income Fund – Common Equity(C)(O)	500,000	$5,000	$5,005

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$5,000	$5,005

Total Affiliate Investments		$323,698	$324,676

CONTROL INVESTMENTS(N) – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 9.2% Cash, Due 8/2026)(G)(J)	$9,210	$9,210	$613

Total Secured First Lien Debt		$9,210	$613

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Total Preferred Equity		$8,199	$—

Total Control Investments		$17,409	$613

TOTAL INVESTMENTS – 195.9%(R)		$1,052,848	$1,309,248

CASH EQUIVALENTS - 0.0%
Dreyfus Treasury Obligations Cash Management Fund (3.30% market yield)(S)	25	$25	$25

Total Cash Equivalents		$25	$25

TOTAL INVESTMENTS AND CASH EQUIVALENTS - 195.9%		$1,052,873	$1,309,273

(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $1.2 billion at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2026, our investments in Pyrotek Special Effects, Inc. ("Pyrotek") and Gladstone Alternative Income Fund ("Gladstone Alternative") are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.1% of total investments, at fair value, as of March 31, 2026.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
March 31, 2026
(DOLLAR AMOUNTS IN THOUSANDS)
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day Secured Overnight Financing Rate ("SOFR"), which was 3.7% as of March 31, 2026. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2026.
(E)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurement" ("ASC 820") fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
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
(Q)The portfolio company changed its name from Ricardo Defense, Inc. to Detroit Defense, Inc. during the year ended March 31, 2026.
(R)Cumulative gross unrealized appreciation for federal income tax purposes is $428.5 million; cumulative gross unrealized depreciation for federal income tax purposes is $173.7 million. Cumulative net unrealized appreciation is $254.8 million, based on a tax cost of $1.1 billion.
(S)Valued using Level 1 inputs within the FASB ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(DOLLAR AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)
NOTE 1.    ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiary. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 70.0% in debt investments and 30.0% in equity investments, at cost. As of March 31, 2026, our investment portfolio was comprised of 70.8% in debt investments and 29.2% in equity investments, at cost.
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

On March 20, 2026, the Board of Directors appointed David Dullum as the Company’s Chief Executive Officer, effective immediately.
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
Cash and Cash Equivalents

We consider all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We place our cash with financial institutions, and at times, cash held in cash and restricted cash deposits held at financial institutions, which at times may exceed the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this concentration of credit risk by depositing funds with major financial institutions.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Statements of Assets and Liabilities to the total amount shown at the end of the applicable period in the Consolidated Statements of Cash Flows:

	As of March 31, 2026	As of March 31, 2025

Cash	$1,132	$12,944
Cash equivalents	25	1,354
Restricted cash	1,228	856
Total cash, cash equivalents and restricted cash	$2,385	$15,154
Restricted Cash
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

Investment Valuation Policy
Accounting Recognition
We record our investments at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are generally measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized appreciation or depreciation primarily reflects the change in investment fair values, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Board Responsibility
Our board of directors (the “Board of Directors”) has approved investment valuation policies and procedures pursuant to Rule 2a-5 under the 1940 Act (the “Policy”) and designated the Adviser to serve as the Board of Directors’ valuation designee (“Valuation Designee”) under the 1940 Act.
In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing the good faith fair value determination of our investments for which market quotations are not readily available based on our Policy and for overseeing the Valuation Designee. Such review and oversight includes receiving written fair value determinations and supporting materials provided by the Valuation Designee and with the oversight by the Company's chief valuation officer (collectively, the “Valuation Team”). The Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation determinations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy, and reviews other facts and circumstances, including current valuation risks, conflicts of interest, material valuation matters, appropriateness of valuation methodologies, back-testing results, price challenges/overrides, and ongoing monitoring and oversight of pricing services. After the Valuation Committee concludes its meeting, it and the chief valuation officer, representing the Valuation Designee, present the Valuation Committee’s findings on the Valuation Designee's determinations to the entire Board of Directors so that the full Board of Directors may review the Valuation Designee's determined fair values of such investments in accordance with the Policy.
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
Revenue Recognition
Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees, and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2026, our loans to B+T Group Acquisition, Inc. ("B+T"), Diligent Delivery Systems ("Diligent") and Edge Adhesives Holdings, Inc. ("Edge") were on non-accrual status, with an aggregate debt cost basis of $40.3 million, or 5.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $9.1 million, or 1.4% of the fair value of all debt investments in our portfolio. As of March 31, 2025, our loans to B+T, Diligent, Edge and J.R. Hobbs Co. – Atlanta, LLC (“J.R. Hobbs”) were on non-accrual status, with an aggregate debt cost basis of $90.2 million, or 13.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $50.9 million, or 8.2% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. As of March 31, 2026 and 2025, we did not have any loans with a PIK interest component.
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
Related Party Fees
We are party to the Advisory Agreement with the Adviser, which is indirectly owned by our chairman. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the "Credit Facility").
We are also party to the Administration Agreement with the Administrator, which is indirectly owned and controlled by our chairman, whereby we pay separately for administrative services.
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
FASB ASC 740, Income Taxes (“ASC 740”), requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740 for all open tax years and in all major tax jurisdictions and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal income tax returns for fiscal years 2025, 2024 and 2023 remain subject to examination by the Internal Revenue Service (“IRS”). We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized benefits will change materially in the next twelve months.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which was issued to enhance the transparency and decision usefulness of income tax disclosures. The new guidance is effective for annual periods beginning after December 15, 2024. We have adopted ASU 2023-09 effective as of March 31, 2026 and concluded the application of this guidance did not have a material on our consolidated financial statements.

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

Recent Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” ("ASU 2025-11"), which improves the navigability of required interim disclosures and clarifies when that guidance is applicable. Additionally, ASU 2025-11 provides additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements” ("ASU 2025-12"), which facilitates codification updates for a broad range of topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on our consolidated financial statements.
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

As of March 31, 2026 and 2025, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in money market funds, which was valued using Level 1 inputs, and our investment in Gladstone Alternative Income Fund ("Gladstone Alternative"), which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the years ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and 2025, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2026:
Secured first lien debt	$—	$—	$570,602	$570,602
Secured second lien debt	—	—	99,197	99,197
Preferred equity	—	—	426,949	426,949
Common equity/equivalents	—	—	207,495	207,495
Total	$—	$—	$1,304,243	$1,304,243
Investments measured at NAV(A)	—	—	—	5,005
Total Investments	$—	$—	$1,304,243	$1,309,248
Cash equivalents	25	—	—	25
Total Investments and Cash Equivalents as of March 31, 2026	$25	$—	$1,304,243	$1,309,273

	Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2025:
Secured first lien debt	$—	$—	$514,334	$514,334
Secured second lien debt	—	—	103,580	103,580
Preferred equity	—	—	302,163	302,163
Common equity/equivalents	—	—	54,268	54,268
Total	—	—	974,345	974,345
Investments measured at NAV(A)	—	—	—	4,975
Total Investments	—	—	974,345	979,320
Cash equivalents	1,354			1,354
Total Investments and Cash Equivalents as of March 31, 2025	$1,354	$—	$974,345	$980,674
(A)Includes our investment in Gladstone Alternative as of March 31, 2026 and 2025. Investments that are measured at fair value using NAV as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented elsewhere in this Annual Report.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of March 31, 2026 and 2025, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	March 31,
	2026	2025
Non-Control/Non-Affiliate Investments
Secured first lien debt	$374,285	$300,751
Secured second lien debt	97,397	92,964
Preferred equity	304,782	200,606
Common equity/equivalents	207,495	54,268
Total Non-Control/Non-Affiliate Investments	983,959	648,589

Affiliate Investments
Secured first lien debt	195,704	213,240
Secured second lien debt	1,800	10,616
Preferred equity	122,167	101,557
Common equity/equivalents(A)	—	—
Total Affiliate Investments	319,671	325,413

Control Investments
Secured first lien debt	613	343
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	—	—
Total Control Investments	613	343

Total investments at fair value using Level 3 inputs	$1,304,243	$974,345
(A)Excludes our investment in Gladstone Alternative as of March 31, 2026 and 2025 with a fair value of $5.0 million and $5.0 million, respectively, which was valued using NAV as a practical expedient.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of March 31, 2026 and 2025. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	March 31, 2026	March 31, 2025			March 31, 2026	March 31, 2025

Secured first lien debt	$570,602	$514,334	TEV	EBITDA multiple	3.6x – 8.7x / 6.4x	3.7x – 7.9x / 6.0x
				EBITDA	$430 – $28,973 / $11,991	$1,208 – $25,038 / $12,162
				Revenue multiple	0.3x – 0.6x / 0.5x	0.3x – 0.6x / 0.4x
				Revenue	$21,768 – $99,974 / $62,789	$6,690 – $102,791 / $72,303
Secured second lien debt	99,197	90,956	TEV	EBITDA multiple	5.0x – 10.3x / 7.6x	6.1x – 7.2x / 6.8x
				EBITDA	$3,000 – $44,315 / $19,510	$3,637 – $24,234 / $16,900
	—	12,624	Yield Analysis	Discount Rate	N/A	20.7% – 20.7% / 20.7%
Preferred equity	426,949	302,163	TEV	EBITDA multiple	3.6x – 8.7x / 6.4x	3.7x – 7.9x / 6.1x
				EBITDA	$430 – $28,973 / $9,870	$2,153 – $25,038 / $11,029
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$21,768 – $99,974 / $76,364	$6,690 – $102,791 / $53,604
Common equity/equivalents	207,495	54,268	TEV	EBITDA multiple	5.0x – 10.3x / 9.0x	5.5x – 7.2x / 6.8x
				EBITDA	$1,210 – $44,315 / $32,353	$1,208 – $24,234 / $18,562
Total	$1,304,243	$974,345
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the years ended March 31, 2026 and 2025 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2026:
Fair value as of March 31, 2025	$514,334	$103,580	$302,163	$54,268	$974,345
Total gain (loss):
Net realized (loss) gain(A)	(29,938)	—	3,481	—	(26,457)
Net unrealized (depreciation) appreciation(B)	(3,127)	(21,958)	68,870	153,227	197,012
Reversal of previously recorded depreciation upon realization(B)	19,104	—	—	—	19,104
New investments, repayments and settlements(C):
Issuances / originations	126,516	1,800	45,300	—	173,616
Settlements / repayments	(29,896)	—	—	—	(29,896)
Sales(D)	—	—	(3,481)	—	(3,481)
Transfers(E)	(26,391)	15,775	10,616	—	—
Fair value as of March 31, 2026	$570,602	$99,197	$426,949	$207,495	$1,304,243

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2025:
Fair value as of March 31, 2024	$474,856	$138,703	$213,480	$93,447	$920,486
Total gain (loss):
Net realized (loss) gain(A)	—	—	19,790	43,373	63,163
Net unrealized (depreciation) appreciation(B)	(31,122)	(733)	63,210	5,068	36,423
Reversal of previously recorded depreciation (appreciation) upon realization(B)	—	—	(24,334)	(38,028)	(62,362)
New investments, repayments and settlements(C):
Issuances / originations	169,200	400	46,617	—	216,217
Settlements / repayments	(98,600)	(25,000)	—	—	(123,600)
Sales	—	—	(26,390)	(49,592)	(75,982)
Transfers(E)	—	(9,790)	9,790	—	—
Fair value as of March 31, 2025	$514,334	$103,580	$302,163	$54,268	$974,345
(A)Included in net realized (loss) gain on investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2026 and 2025.
(B)Included in net unrealized (depreciation) appreciation of investments on our accompanying Consolidated Statements of Operations for the respective years ended March 31, 2026 and 2025.
(C)Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)2026: Includes $3.5 million of proceeds from the equity distribution recognized as realized gain from Old World Christmas, Inc.

(E)2026: Transfers include (1) secured second lien debt of PSI Molded Plastics, Inc. ("PSI Molded") with a total cost basis of $10.6 million, which was converted to preferred equity in June 2025 and (2) secured first lien debt of Horizon Facilities Services, Inc. with a total cost basis of $57.7 million and fair value of $26.4 million, which was converted to secured second lien debt in March 2026.
2025: Transfers represent secured second lien debt of PSI Molded with a total cost basis of $16.4 million and $9.8 million, which was converted to preferred equity in January 2025.
Investment Concentrations
As of March 31, 2026, our investment portfolio consisted of investments in 29 portfolio companies located in 20 states and Canada across 16 different industries with an aggregate fair value of approximately $1.3 billion. Our investments in SFEG Holdings, Inc., The E3 Company, LLC, Schylling, Inc., Brunswick Bowling Products, Inc., and Detroit Defense, Inc., represented our five largest portfolio investments at fair value, and collectively comprised $582.6 million, or 44.5%, of our total investment portfolio at fair value as of March 31, 2026.
The following table summarizes our investments by security type as of March 31, 2026 and 2025:

	March 31, 2026				March 31, 2025
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$593,008	56.3%	$570,602	43.6%	$584,026	62.2%	$514,334	52.5%
Secured second lien debt	152,840	14.5%	99,197	7.6%	103,956	11.1%	103,580	10.6%
Total debt	745,848	70.8%	669,799	51.2%	687,982	73.3%	617,914	63.1%

Preferred equity	257,403	24.5%	426,949	32.6%	201,487	21.5%	302,163	30.9%
Common equity/equivalents	49,597	4.7%	212,500	16.2%	49,597	5.2%	59,243	6.0%
Total equity/equivalents	307,000	29.2%	639,449	48.8%	251,084	26.7%	361,406	36.9%
Total investments	$1,052,848	100.0%	$1,309,248	100.0%	$939,066	100.0%	$979,320	100.0%
Investments at fair value consisted of the following industry classifications as of March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	$258,692	19.8%	$105,432	10.8%
Diversified/Conglomerate Services	189,148	14.4%	170,360	17.4%
Aerospace and Defense	174,542	13.4%	107,869	10.9%
Home and Office Furnishings, Housewares, and Durable Consumer Products	166,553	12.7%	159,236	16.3%
Oil and Gas	125,605	9.6%	69,589	7.1%
Leisure, Amusement, Motion Pictures, and Entertainment	105,339	8.0%	78,460	8.0%
Buildings and Real Estate	68,987	5.3%	69,320	7.1%
Electronics	62,723	4.8%	71,573	7.2%
Chemicals, Plastics, and Rubber	49,715	3.8%	11,612	1.2%
Healthcare, Education, and Childcare	41,630	3.2%	51,501	5.3%
Mining, Steel, Iron and Non-Precious Metals	37,713	2.9%	41,010	4.2%
Printing and Publishing	8,379	0.6%	11,681	1.2%
Telecommunications	7,942	0.6%	7,585	0.8%
Diversified/Conglomerate Manufacturing	6,763	0.5%	6,493	0.7%
Other < 2.0%	5,517	0.4%	17,599	1.8%
Total investments	$1,309,248	100.0%	$979,320	100.0%

Investments at fair value were included in the following geographic regions of the U.S. and Canada as of March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
United States
South	$649,436	49.6%	$317,294	32.4%
West	227,294	17.3%	222,062	22.7%
Midwest	216,726	16.6%	227,415	23.2%
Northeast	193,837	14.8%	182,669	18.7%
Canada	21,955	1.7%	29,880	3.0%
Total investments	$1,309,248	100.0%	$979,320	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations or investments in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2026:

		Amount
For the fiscal years ending March 31:	2027	$46,490
	2028	110,842
	2029	291,540
	2030	159,506
	2031	137,470
	Thereafter	—
	Total contractual repayments	$745,848
	Investments in equity securities	307,000
	Total cost basis of investments held as of March 31, 2026:	$1,052,848
Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2026 and 2025, we had gross receivables from portfolio companies of $2.6 million and $2.3 million, respectively. As of March 31, 2026 and 2025, the allowance for uncollectible receivables was $1.4 million and $1.7 million, respectively.
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

David Gladstone (our chairman) serves as chairman, chief executive officer and president of the Adviser, which, as of March 31, 2026, is 100% indirectly owned by Mr. Gladstone. David Dullum (our chief executive officer and president) is also the executive vice president of private equity of the Adviser. Michael LiCalsi, our chief administrative officer, co-general counsel and co-secretary, also serves in the same roles for the Adviser. Erich Hellmold, our co-general counsel and co-secretary, serves in the same roles for the Adviser. John Sateri, our chief investment officer, also serves in the same role for the Adviser.
The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2026	2025	2024
Average total assets subject to base management fee(A)(B)	$1,141,200	$955,250	$875,000
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%
Base management fee(C)	22,824	19,105	17,500
Credits to fees from Adviser - other(C)	(5,433)	(5,109)	(5,596)
Net base management fee	$17,391	$13,996	$11,904

Loan servicing fee(C)	$11,821	$9,636	$9,118
Credits to base management fee - loan servicing fee(C)	(11,821)	(9,636)	(9,118)
Net loan servicing fee	$—	$—	$—

Incentive fee – income-based	$310	$4,820	$8,336
Incentive fee – capital gains-based(D)	37,970	7,445	12,711
Total incentive fee(C)	38,280	12,265	21,047
Credits to fees from Adviser - other(C)	—	—	—
Net total incentive fee	$38,280	$12,265	$21,047
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies. For the years ended March 31, 2026, 2025, and 2024, these credits totaled $0.5 million, $0.4 million, and $0.3 million, respectively.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. For the year ended March 31, 2026, no capital gains-based incentive fees were contractually due and paid to the Adviser. For the years ended March 31, 2025 and 2024, capital gains-based incentive fees of $4.9 million and $1.1 million, respectively, were contractually due and paid to the Adviser.
In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the years ended March 31, 2026, 2025 and 2024, we recorded capital gains-based incentive fees of $38.0 million, $7.4 million and $12.7 million, respectively.
Transactions with the Administrator
We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, chief administrative officer and co-general counsels and co-secretaries, and their respective staffs. David Gladstone (our chairman) serves as a member of the board of managers and chief executive officer of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone. Mr. LiCalsi, our chief administrative officer, co-general counsel and co-secretary, also serves in the same roles for the Administrator (in addition to serving as president of the Administrator). Mr. Hellmold, our co-general counsel and co-secretary, also serves in the same roles for the Administrator.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 10, 2025, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2026. For the years ended March 31, 2026, 2025 and 2024, administration fees were $2.0 million, $1.9 million and $1.8 million, respectively.
Transactions with Gladstone Securities, LLC
Gladstone Securities, LLC (“Gladstone Securities”) is a privately held broker dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is 100% indirectly owned and controlled by David Gladstone, our chairman. Mr. Gladstone also serves on the board of managers of Gladstone Securities.
From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. During the years ended March 31, 2026, 2025, and 2024, the fees received by Gladstone Securities from our portfolio companies totaled $1.6 million, $2.0 million, and $0.3 million, respectively.

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

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2026	2025
Base management and loan servicing fee due to Adviser, net of credits	$2,919	$2,027
Incentive fee due to Adviser(A)	77,295	41,663
Other due to Adviser	293	126
Total fees due to Adviser	$80,507	$43,817
Fee due to Administrator	780	767
Total related party fees due	$81,287	$44,584
(A)Includes a capital gains-based incentive fee of $77.3 million and $39.3 million as of March 31, 2026 and 2025, respectively, recorded in accordance with GAAP requirements and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions—Transactions with the Adviser—Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Co-investment expenses as of both March 31, 2026 and 2025 were $0.1 million. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2026 and 2025, respectively.
NOTE 5.    BORROWINGS
Revolving Line of Credit

As of March 31, 2026, our Credit Facility had a total commitment amount of $300.0 million. The Credit Facility has a revolving period end date of October 30, 2026 and a final maturity date of October 30, 2028 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date).
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
The following tables summarize noteworthy information related to our Credit Facility:

	As of March 31,
	2026	2025
Commitment amount	$300,000	$270,000
Borrowings outstanding at cost	$23,900	$—
Availability(A)	$276,100	$270,000

	For the Years Ended March 31
	2026	2025	2024
Weighted-average borrowings outstanding	$76,238	$60,305	$60,980
Weighted-average interest rate(B)	9.9%	10.6%	10.1%
Commitment (unused) fees incurred	$1,863	$1,400	$986
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under our Credit Facility, which equated to an adjusted availability of $276.1 million and $270.0 million as of March 31, 2026 and 2025, respectively.
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
Among other things, our Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $476.6 million as of March 31, 2026; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2026, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $1.2 billion, asset coverage on our senior securities representing indebtedness of 213.8%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2026, we were in compliance with all covenants under our Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2026, the discount rate used to determine the fair value of our Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus a margin of 2.90% per annum, plus an unused commitment fee of 1.0%. At March 31, 2025, the discount rate used to determine the fair value of our Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus a margin of 3.25% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. At each of March 31, 2026 and 2025, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables provide relevant information and disclosures about our Credit Facility as of and for the years ended March 31, 2026 and 2025, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of March 31,
	2026	2025
Credit Facility	$23,946	$—

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Year ended March 31, 2026:
Fair value at March 31, 2025	$—
Borrowings	295,400
Repayments	(271,500)
Unrealized appreciation	46
Fair value at March 31, 2026	$23,946

Year ended March 31, 2025:
Fair value at March 31, 2024	$67,000
Borrowings	214,100
Repayments	(281,100)
Unrealized depreciation	—
Fair value at March 31, 2025	$—
The fair value of the collateral under our Credit Facility was $1.2 billion and $764.7 million as of March 31, 2026 and 2025, respectively.
Notes Payable

5.00% Notes due 2026
In March 2021, we completed a public offering of 5.00% Notes due 2026 with an aggregate principal amount of $127.9 million (the “5.00% 2026 Notes”), which resulted in net proceeds of approximately $123.8 million after deducting underwriting discounts, commissions and offering costs borne by us. The 5.00% 2026 Notes were traded under the ticker symbol “GAINN” on the Nasdaq Global Select Market (“Nasdaq”). On May 1, 2026, we repaid the 5.00% 2026 Notes with an aggregate principal amount outstanding of $127.9 million at maturity.
The 5.00% 2026 Notes were recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $4.1 million, which were recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and were being amortized over the period ended May 1, 2026, the maturity date.
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

7.125% Notes due 2031
In February 2026, we completed a public offering of 7.125% Notes due 2031 with an aggregate principal amount of $100.0 million (the "7.125% 2031 Notes"), which resulted in net proceeds of approximately $96.9 million after deducting underwriting discounts, commissions and offering costs borne by us. The 7.125% 2031 Notes are traded under the ticker symbol “GAING” on Nasdaq. The 7.125% 2031 Notes will mature on May 1, 2031 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 1, 2028. The 7.125% 2031 Notes bear interest at a rate of 7.125% per year, payable quarterly in arrears.
The indenture relating to the 7.125% 2031 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 7.125% 2031 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The 7.125% 2031 Notes are recorded at the aggregate principal amount, less underwriting discounts, commissions, and offering costs, on our accompanying Consolidated Statements of Assets and Liabilities. Total underwriting discounts, commissions, and offering costs related to this offering were $3.1 million, which have been recorded as discounts to the aggregate principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 1, 2031, the maturity date.

The following tables summarize our 5.00% 2026 Notes, 4.875% 2028 Notes, 6.875% 2028 Notes, 8.00% 2028 Notes, 7.875% 2030 Notes and 7.125% 2031 Notes as of March 31, 2026 and 2025:

As of March 31, 2026:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
7.875% 2030 Notes	GAINI	December 17, 2024	February 1, 2030	7.875%	5,060,000	$25.00	126,500
6.875% 2028 Notes	N/A	November 10, 2025	November 1, 2028	6.875%	60,000	$1,000.00	60,000
7.125% 2031 Notes	GAING	February 18, 2026	May 1, 2031	7.125%	4,000,000	$25.00	100,000
Notes payable, gross(B)					19,619,500		548,988
Less: Unamortized deferred financing costs							(8,460)
Notes payable, net(C)							$540,528

As of March 31, 2025:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
8.00% 2028 Notes	GAINL	May 31, 2023	August 1, 2028	8.00%	2,990,000	$25.00	74,750
7.875% 2030 Notes	GAINI	December 17, 2024	February 1, 2030	7.875%	5,060,000	$25.00	126,500
Notes payable, gross(B)					18,549,500		463,738
Less: Unamortized deferred financing costs							(8,029)
Notes payable, net(C)							$455,709
(A)As of March 31, 2026, the 5.00% 2026 Notes and the 4.875% 2028 Notes can be redeemed at our option at any time. On May 1, 2026, we repaid the 5.00% 2026 Notes at maturity. The 7.875% 2030 Notes can be redeemed at our option at any time on or after February 1, 2027. The 6.875% 2028 Notes can be redeemed at our option at any time prior to August 1, 2028 at par plus a "make-whole" premium and thereafter at par plus accrued and unpaid interest thereon to the redemption date. The 7.125% 2031 Notes can be redeemed at our option at any time on or after May 1, 2028.
(B)As of March 31, 2026 and 2025, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 213.8% and 204.4%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.
The fair value based on the last reported closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes, 7.875% 2030 Notes and 7.125% 2031 Notes as of March 31, 2026 was $129.0 million, $127.8 million, $128.2 million and $101.3 million, respectively. The fair value based on the last reported closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes and 7.875% 2030 Notes as of March 31, 2025 was $127.5 million, $125.0 million, $77.5 million and $128.5 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes, 8.00% 2028 Notes, 7.875% 2030 Notes and 7.125% 2031 Notes to be Level 1 inputs within the ASC 820 hierarchy. Based on a DCF analysis, the fair value of the 6.875% 2028 Notes as of March 31, 2026 was $59.7 million and the discount rate used to determine the fair value of the 6.875% 2028 Notes was 7.075%. We consider the 6.875% 2028 Notes to be Level 3 within the ASC 820 fair value hierarchy.
NOTE 6.    REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement
On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2026, we have the ability to issue up to an additional $119.3 million of the securities registered under the registration statement.

Common Equity Offerings

In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (collectively, the "Sales Agents"), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in what is commonly referred to as an “at-the-market” program (the “2024 Common Stock ATM Program”). In June 2025, we entered into an equity distribution agreement with M&T Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc., B. Riley Securities, Inc. and Virtu Americas LLC to add M&T Securities, Inc. as a Sales Agent for the 2024 Common Stock ATM Program. As of March 31, 2026, we had remaining capacity to sell up to an additional $30.8 million of common stock under the 2024 Common Stock ATM Program.

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

During the year ended March 31, 2026, we sold 2,984,586 shares of our common stock under the 2024 Common Stock ATM Program, with a weighted-average gross price of $14.12 per share and a weighted-average net price of $13.92 per share after deducting commissions and offering costs borne by us, raising approximately $42.1 million and $41.5 million of gross and net proceeds, respectively. These sales were above our then current NAV per share.
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
During the year ended March 31, 2024, we sold 3,097,162 shares of our common stock under the 2022 Common Stock ATM Program, with a weighted-average gross price of $14.37 per share and a weighted-average net price of $14.12 per share after deducting commissions and offering costs borne by us, raising approximately $44.5 million and $43.7 million of gross and net proceeds, respectively. These sales were above our then current NAV per share.
NOTE 7.    NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted-average common share for the years ended March 31, 2026, 2025, and 2024:

	Year Ended March 31,
	2026	2025	2024
Numerator: net increase in net assets resulting from operations	$184,753	$65,319	$85,305
Denominator: basic and diluted weighted-average common shares	38,712,611	36,735,218	34,466,724
Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$4.77	$1.78	$2.47

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
We paid the following cash distributions to our common stockholders for the years ended March 31, 2026, 2025 and 2024.
For the Year Ended March 31, 2026:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 8, 2025	April 21, 2025	April 30, 2025	$0.08
April 8, 2025	May 21, 2025	May 30, 2025	0.08
April 8, 2025	June 4, 2025	June 13, 2025	0.54	(A)
April 8, 2025	June 20, 2025	June 30, 2025	0.08
July 10, 2025	July 21, 2025	July 31, 2025	0.08
July 10, 2025	August 20, 2025	August 29, 2025	0.08
July 10, 2025	September 22, 2025	September 30, 2025	0.08
October 14, 2025	October 24, 2025	October 31, 2025	0.08
October 14, 2025	November 17, 2025	November 26, 2025	0.08
October 14, 2025	December 22, 2025	December 31, 2025	0.08
January 13, 2026	January 23, 2026	January 30, 2026	0.08
January 13, 2026	February 18, 2026	February 27, 2026	0.08
January 13, 2026	March 23, 2026	March 31, 2026	0.08
		Year ended March 31, 2026	$1.50

For the Year Ended March 31, 2025:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 9, 2024	April 19, 2024	April 30, 2024	$0.08
April 9, 2024	May 17, 2024	May 31, 2024	0.08
April 9, 2024	June 19, 2024	June 28, 2024	0.08
July 9, 2024	July 22, 2024	July 31, 2024	0.08
July 9, 2024	August 21, 2024	August 30, 2024	0.08
July 9, 2024	September 20, 2024	September 30, 2024	0.08
September 17, 2024	October 4, 2024	October 15, 2024	0.70	(A)
October 8, 2024	October 22, 2024	October 31, 2024	0.08
October 8, 2024	November 20, 2024	November 29, 2024	0.08
October 8, 2024	December 20, 2024	December 31, 2024	0.08
January 14, 2025	January 24, 2025	January 31, 2025	0.08
January 14, 2025	February 19, 2025	February 28, 2025	0.08
January 14, 2025	March 19, 2025	March 31, 2025	0.08
		Year ended March 31, 2025:	$1.66
For the Year Ended March 31, 2024:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 11, 2023	April 21, 2023	April 28, 2023	$0.08
April 11, 2023	May 23, 2023	May 31, 2023	0.08
April 11, 2023	June 5, 2023	June 15, 2023	0.12	(A)
April 11, 2023	June 21, 2023	June 30, 2023	0.08
July 11, 2023	July 21, 2023	July 31, 2023	0.08
July 11, 2023	August 23, 2023	August 31, 2023	0.08
July 11, 2023	September 7, 2023	September 15, 2023	0.12	(A)
July 11, 2023	September 21, 2023	September 29, 2023	0.08
October 10, 2023	October 20, 2023	October 31, 2023	0.08
October 10, 2023	November 7, 2023	November 17, 2023	0.12	(A)
October 10, 2023	November 20, 2023	November 30, 2023	0.08
October 24, 2023	December 5, 2023	December 15, 2023	0.88	(A)
October 10, 2023	December 18, 2023	December 29, 2023	0.08
January 9, 2024	January 23, 2024	January 31, 2024	0.08
January 9, 2024	February 21, 2024	February 29, 2024	0.08
January 9, 2024	March 21, 2024	March 29, 2024	0.08
		Year ended March 31, 2024:	$2.20
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid for the years ended March 31, 2026, 2025 and 2024 were $57.2 million, $61.0 million, and $76.1 million, respectively.
For the fiscal years ended March 31, 2026, 2025, and 2024, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.3 million, $36.7 million, and $18.7 million, respectively, of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, for the fiscal year ended March 31, 2026, the net capital loss carryforward balance was $17.3 million and no distributions paid subsequent to fiscal year-end will be treated as having been paid in the prior year. For the fiscal years ended March 31, 2025, and 2024, net capital gains exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $18.7 million, and $1.4 million, respectively, of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year.

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro-rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the years ended March 31, 2026, 2025, and 2024 we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.
The components of our net assets on a tax basis were as follows:

	Year Ended March 31,
	2026	2025
Common stock	$40	$37
Capital in excess of par value	486,717	445,512
Cumulative unrealized appreciation of investments	254,793	38,460
Cumulative unrealized depreciation of other	(46)	—
Undistributed ordinary income	21,283	36,673
Undistributed capital (loss) gain	(17,260)	18,663
Other temporary differences	(77,302)	(40,261)
Net Assets	$668,225	$499,084
For the years ended March 31, 2026 and 2025, we recorded the following adjustments for estimated permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Tax Year Ended March 31,
	2026	2025
(Overdistributed) underdistributed net investment income	$(9,994)	$9,623
Accumulated net realized gain (loss) in excess of distributions	$10,335	$(8,424)
Capital in excess of par value	$(341)	$(1,199)
NOTE 9.    FEDERAL AND STATE INCOME TAXES
We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash. Because we have distributed or intend to distribute 100% of our Investment Company Taxable Income and net long-term capital gains, no income tax provisions have been recorded for the years ended March 31, 2026, 2025, and 2024.
In an effort to limit federal excise taxes, we have to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains (both long-term and short-term), if any, for the one-year period ending on October 31 of the calendar year and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. We incurred an excise tax of $0.3 million, $1.2 million, and $1.2 million for the calendar years ended December 31, 2025, 2024 and 2023, respectively, which are included in Other general and administrative expenses on the accompanying Consolidated Statement of Operations.

Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $17.3 million and $0 as of March 31, 2026 and 2025, respectively.
NOTE 10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of March 31, 2026 and 2025, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents and Other liabilities, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.0 million as of March 31, 2026 and 2025.
Financial Commitments and Obligations
We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of March 31, 2026 and 2025 to be insignificant.
We may also extend guaranties on behalf of our portfolio companies. As of March 31, 2026 and 2025, there were no guaranties outstanding.
The following table summarizes the principal balances of unused line of credit as of March 31, 2026 and 2025, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of March 31,
	2026	2025
Unused line of credit commitments	$600	$3,440
Total	$600	$3,440

NOTE 11.    FINANCIAL HIGHLIGHTS

	As of and for the Year Ended March 31,
	2026	2025	2024	2023	2022	2021	2020	2019	2018	2017
Per Common Share Data:
Net asset value at beginning of year (A)	$13.55	$13.43	$13.09	$13.43	$11.52	$11.17	$12.40	$10.85	$9.95	$9.22
Income (loss) from investment operations(B)
Net investment (loss) income	(0.10)	0.76	0.63	1.11	0.45	0.54	1.11	0.23	0.68	0.74
Net realized (loss) gain on investments and other	(0.71)	1.72	0.88	0.32	0.37	0.32	1.36	2.04	0.04	0.51
Taxes on deemed distributions of long-term capital gains	—	—	—	—	—	—	(0.31)	(0.41)	—	—
Net unrealized appreciation (depreciation) of investments and other	5.58	(0.70)	0.96	(0.36)	2.26	0.42	(2.38)	0.63	1.16	0.23
Total from investment operations	4.77	1.78	2.47	1.07	3.08	1.28	(0.22)	2.49	1.88	1.48
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.99)	(0.64)	(1.08)	(0.92)	(0.91)	(0.83)	(0.75)	(0.69)	(0.84)	(0.75)
Cash distributions to common stockholders from realized gains(C)	(0.51)	(1.02)	(1.12)	(0.49)	(0.26)	(0.10)	(0.28)	(0.24)	(0.05)	—
Discounts, commissions, and offering costs	(0.02)	—	(0.02)	(0.01)	—	—	—	—	(0.03)	—
Net accretive (dilutive) effect of equity offering(D)	0.07	—	0.10	0.01	—	—	0.01	—	(0.04)	—
Total from equity capital activity	(1.45)	(1.66)	(2.12)	(1.41)	(1.17)	(0.93)	(1.02)	(0.93)	(0.96)	(0.75)
Other, net(E)	(0.09)	—	(0.01)	—	—	—	0.01	(0.01)	(0.02)	—
Net asset value at end of year(A)	$16.78	$13.55	$13.43	$13.09	$13.43	$11.52	$11.17	$12.40	$10.85	$9.95

Per common share market value at beginning of year	$13.36	$14.23	$13.25	$16.13	$12.23	$7.85	$11.60	$10.10	$9.07	$7.02
Per common share market value at end of year	$14.20	$13.36	$14.23	$13.25	$16.13	$12.23	$7.85	$11.60	$10.10	$9.07
Total investment return(F)	18.14%	5.65%	25.52%	(8.90%)	42.40%	70.65%	(26.23%)	24.95%	21.82%	41.58%
Common stock outstanding at end of year(A)	39,821,967	36,837,381	36,688,667	33,591,505	33,205,023	33,205,023	33,049,463	32,822,459	32,653,635	30,270,958
Weighted-average shares of common stock outstanding	38,712,611	36,735,218	34,466,724	33,311,785	33,205,023	33,176,760	32,865,840	32,807,597	32,268,776	30,270,958

Consolidated Statement of Assets and Liabilities Data:
Net assets at end of year	$668,225	$499,084	$492,711	$439,742	$445,830	$382,364	$369,031	$407,110	$354,200	$301,082
Average net assets(G)	$545,378	$478,440	$461,819	$446,899	$425,985	$365,568	$404,336	$391,786	$328,533	$294,030

Senior Securities Data:
Total borrowings, at cost	$572,888	$463,738	$404,238	$297,688	$267,584	$155,434	$54,296	$58,096	$112,096	$74,796
Mandatorily redeemable preferred stock(H)	$—	$—	$—	$—	$—	$94,371	$132,250	$132,250	$139,150	$139,150

Ratios/Supplemental Data:
Ratio of net expenses to average net assets(I)	18.85%	13.70%	14.19%	9.97%	13.51%	10.58%	6.32%	13.30%	11.08%	10.02%
Ratio of net investment (loss) income to average net assets(J)	(0.69)%	5.87%	4.72%	8.28%	3.52%	4.91%	8.99%	1.92%	6.68%	7.63%
Portfolio turnover ratio	1.68%	20.41%	9.58%	12.45%	12.34%	8.99%	21.27%	17.16%	14.87%	13.86%

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
(D)During the years ended March 31, 2026, 2024, 2023, and 2020, the accretive effect is the result of issuing common shares at a price above the then current NAV per share. During the year ended March 31, 2018, the net dilutive effect is the result of issuing common shares at a price below the then current NAV per share.
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
(I)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets would have been 22.02%, 16.79%, 17.38%, 12.58%, 16.72%, 13.33%, 9.12%, 16.45%, 14.11%, and 13.46% for the fiscal years ended March 31, 2026, 2025, 2024, 2023, 2021, 2020, 2019, 2018, and 2017, respectively.
Had we included Virginia state taxes incurred on the deemed distributions of retained capital gains for the fiscal years ended March 31, 2020 and 2019, the ratio of net expenses to average net assets would have been 6.89% and 14.07%, respectively.
(J)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment (loss) income to average net assets would have been (3.85%), 2.79%, 1.53%, 5.66%, 0.31%, 2.16%, 6.20%, (1.22%), 3.66%, and 4.19% for the fiscal years ended March 31, 2026, 2025, 2024, 2023, 2022, 2020, 2019, 2018, and 2017, respectively.

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
We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the years ended March 31, 2026, 2025 and 2024.
NOTE 13.    SUBSEQUENT EVENT
Distributions and Dividends
In April 2026, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 24, 2026	April 30, 2026	$0.08
May 20, 2026	May 29, 2026	0.08
June 23, 2026	June 30, 2026	0.08
	Total for the Quarter:	$0.24
Notes Payable

On May 1, 2026, we repaid the 5.00% 2026 Notes with an aggregate principal amount outstanding of $127.9 million at maturity.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures
As of March 31, 2026 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Management’s Annual Report on Internal Control over Financial Reporting
Refer to Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.
c)Attestation Report of the Independent Registered Public Accounting Firm
Not Applicable.
d)Change in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.

During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement. We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our officers and directors and to the employees of our Adviser and our Administrator. The Code of Conduct is available in the Investors section of our website under “Governance – Governance Documents” at www.GladstoneInvestment.com.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2026 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

	Report of Independent Registered Public Accounting Firm	74
	Consolidated Statements of Assets and Liabilities as of March 31, 2026 and 2025	76
	Consolidated Statements of Operations for the years ended March 31, 2026, 2025, and 2024	77
	Consolidated Statements of Changes in Net Assets for the years ended March 31, 2026, 2025, and 2024	78
	Consolidated Statements of Cash Flows for the years ended March 31, 2026, 2025, and 2024	79
	Consolidated Schedules of Investments as of March 31, 2026 and 2025	81
	Notes to Consolidated Financial Statements	91

2.	The following financial statement schedule is filed herewith:

	Schedule 12-14 Investments in and Advances to Affiliates	130

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

4.4
Fifth Supplemental Indenture between Gladstone Investment Corporation and UMB Bank, National Association, dated as of December 17, 2024, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed December 17, 2024.

4.5
Sixth Supplemental Indenture between Gladstone Investment Corporation and UMB Bank, National Association, dated as of November 10, 2025, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed November 10, 2025.

4.6
Seventh Supplemental Indenture between Gladstone Investment Corporation and UMB Bank, National Association, dated as of February 18, 2026, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00704), filed February 18, 2026.

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

10.24
Amendment No. 11 to Fifth Amended and Restated Credit Agreement, dated as of February 24, 2025 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.24 to the Current Report on Form 10-K (File No. 814-00704), filed May 13, 2025.

10.25
Amendment No. 12 to Fifth Amended and Restated Credit Agreement, dated as of December 15, 2025 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q (File No. 814-00704), filed February 3, 2026.

14*	Code of Ethics
19	Insider Trading Policy for Gladstone Investment Corporation, incorporated by reference to Exhibit 14 filed herewith.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy, incorporated by reference to Exhibit 97.1 to the Current Report on Form 10-K (File No. 814-00704), filed May 13, 2025.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of March 31, 2026 and 2025, (ii) the Consolidated Statements of Operations for the years ended March 31, 2026, 2025 and 2024, (iii) the Consolidated Statements of Changes in Net Assets for the years ended March 31, 2026, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2026, 2025 and 2024, (v) the Consolidated Schedules of Investments as of March 31, 2026 and 2025 and (vi) the Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 12, 2026	By:	/s/ TAYLOR RITCHIE
Taylor Ritchie
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 12, 2026	By:	/s/ DAVID DULLUM
David Dullum
Chief Executive Officer (principal executive officer)

Date: May 12, 2026	By:	/s/ TAYLOR RITCHIE
Taylor Ritchie
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 12, 2026	By:	/s/ DAVID GLADSTONE
David Gladstone
Chairman of the Board of Directors

Date: May 12, 2026	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 12, 2026	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 12, 2026	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

Date: May 12, 2026	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: May 12, 2026	By:	/s/ PAULA NOVARA
Paula Novara
Director

Date: May 12, 2026	By:	/s/ KATHARINE C. GORKA
Katharine C. Gorka
Director

SCHEDULE 12-14
GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(P)	Amount of Investment Income(H)	Value as of March 31, 2025	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2026

AFFILIATE INVESTMENTS – 48.6%
Secured First Lien Debt – 29.4%
Diversified/Conglomerate Services – 10.6%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR +11.0%, 14.7% Cash, Due 11/2028)	$22,000	$—	$3,671	$22,000	$—	$—	$—	$22,000
J.R. Hobbs Co. - Atlanta, LLC - Line of Credit (N)	—	(2,998)	—	3,036	—	(5,000)	1,964	—
J.R. Hobbs Co. - Atlanta, LLC - Term Debt (N)	—	(9,892)	—	10,019	—	(16,500)	6,481	—
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.0% Cash, Due 9/2030) (N)	20,000	(15,587)	1,353	15,788	—	(6,000)	10,212	20,000
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (N)	—	(1,461)	—	1,480	—	(2,438)	958	—
The Maids International, LLC – Term Debt (SOFR+10.5%, 14.2% Cash, Due 3/2028)	28,560	—	4,223	28,560	—	—	—	28,560
		(29,938)	9,247	80,883	—	(29,938)	19,615	70,560

Electronics – 7.2%
Nielsen-Kellerman Acquisition Corp.– Line of Credit (M)	—	—	23	1,070	—	(1,070)	—	—
Nielsen-Kellerman Acquisition Corp. – Term Debt (SOFR+8.5%,13.5% Cash, Due 12/2029)	48,082	—	6,581	48,082	—	—	—	48,082
		—	6,604	49,152	—	(1,070)	—	48,082

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.7%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 13.2% Cash, Due 12/2028)	38,000	—	5,618	38,000	—	—	—	38,000

Leisure, Amusement, Motion Pictures, and Entertainment – 3.0%
Pyrotek Special Effects, Inc.– Line of Credit (M)	—	—	68	2,500	—	(2,500)	—	—
Pyrotek Special Effects, Inc. – Term Debt (SOFR+8.0%, 13.0% Cash, Due 11/2029)	20,120	—	2,652	20,120	—	—	—	20,120
		—	2,720	22,620	—	(2,500)	—	20,120

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(P)	Amount of Investment Income(H)	Value as of March 31, 2025	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2026

Mining, Steel, Iron and Non-Precious Metals Total – 1.6%
UPB Acquisition, Inc. (SOFR+10.0%, 13.7% Cash, Due 7/2028)	$11,000	$—	$2,376	$15,000	$—	$(4,000)	$—	$11,000

Telecommunications – 1.3%
B+T Group Acquisition, Inc. – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026) (K)	3,080	—	—	3,080	—	—	—	3,080
B+T Group Acquisition, Inc. – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026) (K)	1,050	—	—	930	120	—	—	1,050
B+T Group Acquisition, Inc. – Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026) (K)	14,000	—	—	3,575	—	—	237	3,812
		—	—	7,585	120	—	237	7,942

Total Secured First Lien Debt		$(29,938)	$26,565	$213,240	$120	$(37,508)	$19,852	$195,704

Secured Second Lien Debt – 0.3%
Chemicals, Plastics, and Rubber – 0.3%
PSI Molded Plastics, Inc. – Line of Credit, $600 available (SOFR+1.0%, 7.0% Cash, Due 2/2028)	$1,400	$—	$10	$—	$1,400	$—	$—	$1,400
PSI Molded Plastics, Inc. – Term Debt (SOFR+1.0%,7.0% Cash, Due 2/2028)	400	—	3	—	400	—	—	400
PSI Molded Plastics, Inc. – Term Debt (O)	—	—	—	10,616	—	(10,616)		—
		—	13	10,616	1,800	(10,616)	—	1,800

Total Secured Second Lien Debt		$—	$13	$10,616	$1,800	$(10,616)	$—	$1,800

Preferred Equity – 18.2%
Chemicals, Plastics, and Rubber – 0.7%
PSI Molded Plastics, Inc. – Preferred Stock(O)	428,773	$—	$—	$996	$10,616	$—	$(6,684)	$4,928

Diversified/Conglomerate Services – 6.6%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock	67,490	—	1,386	12,921	—	—	17,532	30,453
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock	10,920	—	—	—	—	—	9,236	9,236
The Maids International, LLC - Preferred Stock	6,640	—	—	8,410	—	—	(3,779)	4,631
		—	1,386	21,331	—	—	22,989	44,320

Electronics – 2.2%
Nielsen-Kellerman Acquisition Corp.– Preferred Stock	22,169	—	—	22,421	—	—	(7,780)	14,641

Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.4%
Old World Christmas, Inc. – Preferred Stock	6,180	3,481	917	23,539	—	—	6,191	29,730

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period(P)	Amount of Investment Income(H)	Value as of March 31, 2025	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2026

Leisure, Amusement, Motion Pictures, and Entertainment – 0.3%
Pyrotek Special Effects, Inc. – Preferred Stock	7,060	$—	$—	$7,260	$—	$—	$(5,425)	$1,835

Mining, Steel, Iron and Non-Precious Metals - 4.0%
UPB Acquisition, Inc. - Preferred Stock	6,000	—	2,402	26,010	—	—	703	26,713

Telecommunications – 0.0%
B+T Group Acquisition, Inc. – Preferred Stock	14,304	—	—	—	—	—	—	—

Total Preferred Equity		$3,481	$4,705	$101,557	$10,616	$—	$9,994	$122,167

Common Equity/Equivalents – 0.7%
Diversified/Conglomerate Services – 0.7%
Gladstone Alternative Income Fund – Common Equity	500,000	$—	$344	$4,975	$—	$—	$30	$5,005

Telecommunications - 0.0%
B+T Group Acquisition, Inc. - Common Stock Warrants	3.5%	—	—	—	—	—	—	—

Total Common Equity/Equivalents		$—	$344	$4,975	$—	$—	$30	$5,005

TOTAL AFFILIATE INVESTMENTS		$(26,457)	$31,627	$330,388	$12,536	$(48,124)	$29,876	$324,676

CONTROL INVESTMENTS – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc. – Term Debt (SOFR+5.5%, 9.2% Cash, Due 8/2026)(K)	$9,210	$—	$—	$343	$—	$—	$270	$613

Total Secured First Lien Debt		$—	$—	$343	$—	$—	$270	$613

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. – Preferred Stock	8,199	$—	$—	$—	$—	$—	$—	$—

Total Preferred Equity		$—	$—	$—	$—	$—	$—	$—

TOTAL CONTROL INVESTMENTS		$—	$—	$343	$—	$—	$270	$613

TOTAL AFFILIATE AND CONTROL INVESTMENTS		$(26,457)	$31,627	$330,731	$12,536	$(48,124)	$30,146	$325,289

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)
(AMOUNTS IN THOUSANDS)
(A)Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, together with certain non-control and non-affiliate investments, totaling $1.2 billion at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.
(B)Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted.
(C)Unless indicated otherwise, all cash interest rates are indexed to 30-day Secured Overnight Financing Rate ("SOFR"), which was 3.7% as of March 31, 2026. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or reference rate plus a spread. Due dates represent the contractual maturity date.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2026.
(E)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the Financial Accounting Standards Board Accounting Standard Codification Topic 820, “Fair Value Measurement” fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)Represents the principal balance, presented in thousands, for debt investments and the number of shares/units held for equity investments as of March 31, 2026. Warrants are represented as a percentage of ownership, as applicable, as of March 31, 2026.
(H)Represents the total amount of interest, dividend, success fee, or other investment income credited to income for the portion of the year ended March 31, 2026 an investment was an affiliate investment or control investment and on accrual status, as appropriate.
(I)Gross additions include increases in investments resulting from new portfolio investments, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities during the year ended March 31, 2026.
(J)Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs, and the exchange of one or more existing securities for one or more new securities during the year ended March 31, 2026.
(K)Debt security is on non-accrual status as of March 31, 2026.
(L)Reserved.
(M)Investment was exited/paid off during the year ended March 31, 2026.
(N)During the year ended March 31, 2026, we recognized a realized loss of $29.9 million on J.R. Hobbs Co. - Atlanta, LLC by restructuring our previously outstanding first lien term loans and line of credit into new first lien loan.
(O)During the year ended March 31, 2026, we restructured our investments in PSI Molded Plastics, Inc., which resulted in $10.6 million being converted from second lien debt to preferred equity.
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