Form 10-Q
period 2026-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2026-08-06
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 5, 2026 was 39,821,967.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2026	March 31, 2026
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $702,741 and $711,741, respectively)	$944,164	$983,959
Affiliate investments (Cost of $324,298 and $323,698, respectively)	337,352	324,676
Control investments (Cost of $17,409 and $17,409, respectively)	504	613
Cash	1,599	1,132
Cash equivalents	25	25
Restricted cash	1,969	1,228
Interest receivable	7,545	6,823
Due from administrative agent	2,988	2,035
Deferred financing costs, net	3,357	636
Other assets, net	3,513	1,718
TOTAL ASSETS	$1,303,016	$1,322,845

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $157,600 and $23,900, respectively)	$157,600	$23,946
Notes payable, net of unamortized deferred financing costs of $7,815 and $8,460, respectively	413,235	540,528
Total borrowings	570,835	564,474
Accounts payable and accrued expenses	2,205	1,247
Interest payable	5,234	6,388
Fees due to Adviser(A)	75,062	80,507
Fee due to Administrator(A)	897	780
Other liabilities	1,970	1,224
TOTAL LIABILITIES	$656,203	$654,620
Commitments and contingencies(B)
NET ASSETS	$646,813	$668,225

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 39,821,967 and 39,821,967 shares issued and outstanding, respectively	$40	$40
Capital in excess of par value	486,414	486,717
Total distributable earnings(C)	160,359	181,468
TOTAL NET ASSETS	$646,813	$668,225

NET ASSET VALUE PER SHARE	$16.24	$16.78
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,
	2026	2025
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$16,324	$15,263
Affiliate investments	6,320	6,187
Cash and cash equivalents	31	198
Total interest income	22,675	21,648
Dividend income
Non-Control/Non-Affiliate investments	—	1,063
Affiliate investments	89	79
Total dividend income	89	1,142
Success fee income
Non-Control/Non-Affiliate investments	5,591	447
Affiliate investments	—	307
Total success fee income	5,591	754
Total investment income	$28,355	$23,544

EXPENSES
Base management fee(A)	$6,533	$5,080
Loan servicing fee(A)	2,962	2,672
Incentive fee(A)	(5,566)	(209)
Administration fee(A)	492	433
Interest expense on borrowings	9,856	8,499
Amortization of deferred financing costs and discounts	980	910
Professional fees	317	502
Other general and administrative expenses	946	640
Expenses before credits from Adviser	16,520	18,527
Credits to base management fee – loan servicing fee(A)	(2,962)	(2,672)
Credits to fees from Adviser - other(A)	(1,130)	(1,399)
Total expenses, net of credits to fees	12,428	14,456
NET INVESTMENT INCOME	$15,927	$9,088

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$(9,000)	$—
Total net realized loss	(9,000)	—
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(30,795)	(2,154)
Affiliate investments	12,076	1,082
Control investments	(109)	25
Other	46	(269)
Total net unrealized (depreciation) appreciation	(18,782)	(1,316)
Net realized and unrealized loss	(27,782)	(1,316)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,855)	$7,772

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.40	$0.25
Net (decrease) increase in net assets resulting from operations	$(0.30)	$0.21

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	39,821,967	36,908,943
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2026	2025
NET ASSETS, MARCH 31	$668,225	$499,084
OPERATIONS
Net investment income	15,927	9,088
Net realized loss on investments	(9,000)	—
Net unrealized depreciation of investments	(18,828)	(1,047)
Net unrealized depreciation (appreciation) of other	46	(269)
Net (decrease) increase in net assets from operations	(11,855)	7,772
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.24 and $0.27 per share, respectively)	(9,557)	(10,125)
Distributions to common stockholders from net realized gains ($0.00 and $0.51 per share, respectively)	—	(18,663)
Net decrease in net assets from distributions	(9,557)	(28,788)
CAPITAL ACTIVITY
Issuance of common stock	—	7,331
Discounts, commissions, and offering costs for issuance of common stock	—	(95)
Net increase in net assets from capital activity	—	7,236
NET DECREASE IN NET ASSETS	(21,412)	(13,780)
NET ASSETS, JUNE 30	$646,813	$485,304
(A)Refer to Note 8 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(11,855)	$7,772
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(600)	(62,842)
Principal repayments of investments	—	4,370
Net proceeds from the sale and recapitalization of investments	—	—
Net realized loss on investments	9,000	—
Net unrealized depreciation of investments	18,828	1,047
Net unrealized (depreciation) appreciation of other	(46)	269
Amortization of deferred financing costs and discounts	980	910
Bad debt expense, net of recoveries	85	(165)
Changes in assets and liabilities:
Increase in interest receivable	(722)	(368)
(Increase) decrease in due from administrative agent	(953)	236
(Increase) decrease in other assets, net	(1,828)	386
Increase in accounts payable and accrued expenses	958	383
(Decrease) increase in interest payable	(1,154)	240
Decrease in fees due to Adviser(A)	(5,493)	(2,972)
Increase in fee due to Administrator(A)	117	145
Increase in other liabilities	746	408
Net cash provided by (used in) operating activities	8,063	(50,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of discounts, commissions, and offering costs	—	7,250
Proceeds from line of credit	149,800	77,500
Repayments on line of credit	(16,100)	(15,500)
Deferred financing costs from line of credit	(3,060)	(80)
Repayment of notes payable	(127,938)	—
Distributions paid to common stockholders	(9,557)	(28,788)
Net cash (used in) provided by financing activities	(6,855)	40,382

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,208	(9,799)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,385	15,154

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$3,593	$5,355

CASH PAID FOR INTEREST	$10,601	$7,667
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

Supplemental disclosures of non-cash operating activities:
•In June 2026, we restructured our existing secured first lien term loan to Home Concepts Acquisition, Inc., with a cost basis of $12.0 million into a new $3.0 million first lien term loan, which resulted in a realized loss of $9.0 million.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 145.9%
Secured First Lien Debt – 57.0%
Aerospace and Defense – 16.7%
Detroit Defense, Inc.(K) – Term Debt (SOFR+9.0%, 13.0% Cash, Due 12/2029)(J)	$61,305	$61,305	$61,305
Global GRAB Technologies, Inc. –Term Debt (SOFR+9.0%, 13.5% Cash, Due 7/2030)(J)	46,500	46,500	46,500
		107,805	107,805
Buildings and Real Estate – 5.9%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 14.7% Cash, Due 7/2027)(J)	38,250	38,250	38,250

Chemicals, Plastics, and Rubber - 5.5%
Smart Chemical Solutions, LLC(K) – Term Debt (SOFR+9.0%, 13.5% Cash, Due 5/2030)(J)	35,660	35,660	35,660

Diversified/Conglomerate Manufacturing – 0.9%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (SOFR+7.0%, 10.7% Cash (0.3% Unused Fee), Due 9/2028)(J)	2,950	2,950	2,950
Phoenix Door Systems, Inc. – Term Debt (SOFR+11.0%, 14.7% Cash, Due 9/2028)(J)	3,200	3,200	3,200
		6,150	6,150
Diversified/Conglomerate Services – 5.4%
Mason West, LLC – Term Debt (SOFR+10.0%, 13.7% Cash, Due 7/2027)(J)	25,250	25,250	25,250
Sun State Nursery and Landscaping, LLC – Term Debt (SOFR+9.0%, 13.5% Cash, Due 5/2030)(J)	9,520	9,520	9,520
		34,770	34,770
Healthcare, Education, and Childcare – 4.6%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 14.2% Cash, Due 2/2030)(J)	30,000	30,000	30,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.7%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 13.7% Cash, Due 3/2029)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 13.7% Cash, Due 3/2029)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 13.7% Cash, Due 11/2028)(J)	12,200	12,200	12,200
		36,750	36,750
Leisure, Amusement, Motion Pictures, and Entertainment – 2.6%
Schylling, Inc. – Term Debt (SOFR+11.0%, 14.7% Cash, Due 9/2027)(J)	16,981	16,981	16,981

Oil and Gas – 9.2%
The E3 Company, LLC – Term Debt (SOFR+9.0%, 13.5% Cash, Due 9/2028)(J)	33,750	33,750	33,750
Rowan Energy Inc. – Term Debt (SOFR+9.0%, 14.5% Cash, Due 12/2030)(J)	25,790	25,790	25,790
		59,540	59,540
Printing and Publishing – 0.5%
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 13.0% Cash, Due 5/2028)(J)	3,000	3,000	3,000

Total Secured First Lien Debt		$368,906	$368,906

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2026
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Secured Second Lien Debt – 15.5%
Aerospace and Defense – 4.0%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 7.8% Cash, Due 10/2028)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 10.7% Cash, Due 10/2028)(J)	18,796	18,796	18,796
		25,696	25,696
Cargo Transport – 0.7%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 12.7% Cash, Due 1/2027)(G)(J)	13,000	13,000	4,279

Diversified/Conglomerate Services– 2.4%
Horizon Facilities Services, Inc. – Term Debt (SOFR+0.5%, 6.0% Cash, Due 6/2028)(J)	57,700	57,700	15,770

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 8.4%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(R)	54,644	54,644	54,644

Total Secured Second Lien Debt		$151,040	$100,389

Preferred Equity – 45.5%
Aerospace and Defense – 3.5%
Detroit Defense, Inc.(K) – Preferred Stock(C)(J)	17,388	$17,388	$1,771
Global GRAB Technologies, Inc. – Preferred Stock(C)(J)	21,100	21,100	21,134
		38,488	22,905
Buildings and Real Estate – 4.1%
Dema/Mai Holdings, Inc. – Preferred Stock(C)(J)	21,000	21,000	26,580

Chemicals, Plastics, and Rubber – 1.4%
Smart Chemical Solutions, LLC(K) – Preferred Stock(C)(J)	13,843	13,843	8,929

Diversified/Conglomerate Services – 3.8%
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	—
Mason West, LLC – Preferred Stock(C)(J)	11,206	11,206	20,047
Sun State Nursery and Landscaping, LLC – Preferred Stock(C)(J)	3,059	3,059	4,271
		14,265	24,318
Healthcare, Education, and Childcare – 1.8%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	11,823

Home and Office Furnishings, Housewares, and Durable Consumer Products – 10.2%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	52,374
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	13,645
		16,236	66,019
Leisure, Amusement, Motion Pictures, and Entertainment – 10.8%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	69,829

Oil and Gas – 9.9%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	59,945
Rowan Energy Inc. – Preferred Stock(C)(J)	7,298	7,298	4,065
		18,531	64,010
Printing and Publishing – 0.0%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	311

Total Preferred Equity		$138,198	$294,724

Common Equity/Equivalents – 27.9%
Aerospace and Defense – 2.0%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$12,648

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2026
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Cargo Transport – 0.0%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	$500	$—
Diversified/Conglomerate Manufacturing – 0.0%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	136

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 25.9%
SFEG Holdings, Inc. – Common Stock(C)(R)	18,721	30,746	167,361

Total Common Equity/Equivalents		$44,597	$180,145

Total Non-Control/Non-Affiliate Investments		$702,741	$944,164

AFFILIATE INVESTMENTS(M) – 52.2%
Secured First Lien Debt – 30.1%
Diversified/Conglomerate Services – 10.9%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 14.7% Cash, Due 11/2028)(J)	$22,000	$22,000	$22,000
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.0% Cash, Due 9/2030)(J)	20,000	20,000	20,000
The Maids International, LLC – Term Debt (SOFR+10.5%, 14.2% Cash, Due 3/2028)(J)	28,560	28,560	28,560
		70,560	70,560
Electronics – 7.4%
Nielsen-Kellerman Acquisition Corp.(K) – Term Debt (SOFR+8.5%, 13.5% Cash, Due 12/2029)(J)	48,082	48,082	48,082

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.9%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 13.2% Cash, Due 12/2028)(J)	38,000	38,000	38,000

Leisure, Amusement, Motion Pictures, and Entertainment – 3.1%
Pyrotek Special Effects, Inc.(P) – Term Debt (SOFR+8.0%, 13.0% Cash, Due 11/2029)(J)	20,120	20,120	20,120

Mining, Steel, Iron and Non-Precious Metals – 1.7%
UPB Acquisition, Inc. – Term Debt (SOFR+10.0%, 13.7% Cash, Due 7/2028)(J)	11,000	11,000	11,000

Telecommunications – 1.1%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	3,080	3,080	3,080
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	1,050	1,050	1,050
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(J)	14,000	14,000	3,329
		18,130	7,459

Total Secured First Lien Debt		$205,892	$195,221

Secured Second Lien Debt – 0.4%
Chemicals, Plastics, and Rubber – 0.4%
PSI Molded Plastics, Inc. – Line of Credit, $0 available (SOFR+1.0% 7.0% Cash, Due 2/2028)(J)	$2,000	$2,000	$2,000
PSI Molded Plastics, Inc. – Term Debt (SOFR+1.0%, 7.0% Cash, Due 2/2028)(J)	400	400	400
		2,400	2,400

Total Secured Second Lien Debt		$2,400	$2,400

Preferred Equity – 20.9%
Chemicals, Plastics, and Rubber – 0.9%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	428,773	$46,746	$5,510

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2026
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Diversified/Conglomerate Services – 7.5%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	$6,749	$33,537
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	10,183
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	4,899
		24,309	48,619
Electronics – 2.3%
Nielsen-Kellerman Acquisition Corp.(K) – Preferred Stock(C)(J)	22,169	22,169	14,886

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.0%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	32,577

Leisure, Amusement, Motion Pictures, and Entertainment – 0.6%
Pyrotek Special Effects, Inc.(P) – Preferred Stock(C)(J)	7,060	7,060	3,620

Mining, Steel, Iron and Non-Precious Metals – 4.6%
UPB Acquisition, Inc. – Preferred Stock(C)(J)	6,000	6,000	29,574

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$111,006	$134,786
Common Equity/Equivalents – 0.8%
Finance – 0.8%
Gladstone Alternative Income Fund – Common Equity(C)(O)	500,000	$5,000	$4,945

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$5,000	$4,945

Total Affiliate Investments		$324,298	$337,352

CONTROL INVESTMENTS(N) – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 9.2% Cash, Due 8/2026)(G)(J)	$9,210	$9,210	$504

Total Secured First Lien Debt		$9,210	$504

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Total Preferred Equity		$8,199	$—

Total Control Investments		$17,409	$504

TOTAL INVESTMENTS – 198.2%		$1,044,448	$1,282,020

CASH EQUIVALENTS - 0.0%
Dreyfus Treasury Obligations Cash Management Fund (3.29% market yield)(Q)	25	$25	$25

Total Cash Equivalents		$25	$25

TOTAL INVESTMENTS AND CASH EQUIVALENTS - 198.2%		$1,044,473	$1,282,045
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2026
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $1.1 billion at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2026, our investments in Pyrotek Special Effects, Inc. ("Pyrotek") and Gladstone Alternative Income Fund ("Gladstone Alternative") are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.2% of total investments, at fair value, as of June 30, 2026.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day Secured Overnight Financing Rate ("SOFR"), which was 3.7% as of June 30, 2026. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2026.
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
(Q)Valued using Level 1 inputs within the FASB ASC 820 fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(R)Fair value was based on the expected exit.

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
Buildings and Real Estate – 5.7%
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

Leisure, Amusement, Motion Pictures, and Entertainment – 3.0%
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
Chemicals, Plastics, and Rubber –0.3%
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Electronics – 2.2%
Nielsen-Kellerman Acquisition Corp.(K) – Preferred Stock(C)(J)	22,169	$22,169	$14,641

Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.4%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	—	29,730

Leisure, Amusement, Motion Pictures, and Entertainment – 0.3%
Pyrotek Special Effects, Inc.(P) – Preferred Stock(C)(J)	7,060	7,060	1,835

Mining, Steel, Iron and Non-Precious Metals – 4.0%
UPB Acquisition, Inc. - Preferred Stock(C)(J)	6,000	6,000	26,713

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(J)	14,304	4,722	—

Total Preferred Equity		$111,006	$122,167

Common Equity/Equivalents – 0.7%
Finance – 0.7%
Gladstone Alternative Income Fund – Common Equity(C)(O)	500,000	$5,000	$5,005

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$5,000	$5,005

Total Affiliate Investments		$323,698	$324,676

CONTROL INVESTMENTS(N) – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 9.2% Cash, Due 8/2026)(G)(J)	$9,210	$9,210	$613

Total Secured First Lien Debt		$9,210	$613

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—

Total Preferred Equity		$8,199	$—

Total Control Investments		$17,409	$613

TOTAL INVESTMENTS – 195.9%(R)		$1,052,848	$1,309,248

CASH EQUIVALENTS - 0.0%
Dreyfus Treasury Obligations Cash Management Fund (3.30% market yield)(S)	25	$25	$25

Total Cash Equivalents		$25	$25

TOTAL INVESTMENTS AND CASH EQUIVALENTS - 195.9%		$1,052,873	$1,309,273

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(DOLLAR AMOUNTS IN THOUSANDS)
(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $1.2 billion at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2026, our investments in Pyrotek and Gladstone Alternative are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.1% of total investments, at fair value, as of March 31, 2026.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day SOFR, which was 3.7% as of March 31, 2026. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Security is non-income producing.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2026.
(E)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 —Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
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
JUNE 30, 2026
(DOLLAR AMOUNTS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiary. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 70% in debt investments and 30% in equity investments, at cost. As of June 30, 2026, our investment portfolio was comprised of 70.6% in debt investments and 29.4% in equity investments, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2026 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31,

2027 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the SEC on May 12, 2026.
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

Cash and Cash Equivalents

We consider all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We place our cash with financial institutions, and at times, cash and restricted cash deposits held at financial institutions may exceed the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this concentration of credit risk by depositing funds with major financial institutions.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Statements of Assets and Liabilities to the total amount shown at the end of the applicable period in the Consolidated Statements of Cash Flows:

	As of June 30, 2026	As of March 31, 2026
Cash	$1,599	$1,132
Cash equivalents	25	25
Restricted cash	1,969	1,228
Total cash, cash equivalents and restricted cash	$3,593	$2,385
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
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2026, our loans to B+T Group Acquisition, Inc. ("B+T"), Diligent Delivery Systems ("Diligent") and Edge Adhesives Holdings, Inc. ("Edge") were on non-accrual status, with an aggregate debt cost basis of $40.3 million, or 5.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $12.2 million, or 1.8% of the fair value of all debt investments in our portfolio. As of March 31, 2026, our loans to B+T, Diligent and Edge were on non-accrual status, with an aggregate debt cost basis of $40.3 million, or 5.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $9.1 million, or 1.4% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. As of June 30, 2026 and March 31, 2026, we did not have any loans with a PIK interest component.
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
As of June 30, 2026 and March 31, 2026, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in money market funds, which was valued using Level 1 inputs, and our investment in Gladstone Alternative Income Fund ("Gladstone Alternative"), which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three months ended June 30, 2026 and 2025.

As of June 30, 2026 and March 31, 2026, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2026:
Secured first lien debt	$—	$—	$564,631	$564,631
Secured second lien debt	—	—	102,789	102,789
Preferred equity	—	—	429,510	429,510
Common equity/equivalents	—	—	180,145	180,145
Total	$—	$—	$1,277,075	$1,277,075
Investments measured at NAV (A)	—	—	—	4,945
Total Investments	$—	$—	$1,277,075	$1,282,020
Cash equivalents	25	—	—	25
Total Investments and Cash Equivalents as of June 30, 2026	$25	$—	$1,277,075	$1,282,045

	Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2026:
Secured first lien debt	$—	$—	$570,602	$570,602
Secured second lien debt	—	—	99,197	99,197
Preferred equity	—	—	426,949	426,949
Common equity/equivalents	—	—	207,495	207,495
Total	$—	$—	$1,304,243	$1,304,243
Investments measured at NAV (A)	—	—	—	5,005
Total Investments	$—	$—	$1,304,243	$1,309,248
Cash equivalents	25	—	—	25
Total Investments and Cash Equivalents as of March 31, 2026	$25	$—	$1,304,243	$1,309,273
(A)Includes our investment in Gladstone Alternative as of June 30, 2026 and March 31, 2026. Investments that are measured at fair value using NAV as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented elsewhere in this Quarterly Report.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of June 30, 2026 and March 31, 2026, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	June 30, 2026	March 31, 2026
Non-Control/Non-Affiliate Investments
Secured first lien debt	$368,906	$374,285
Secured second lien debt	100,389	97,397
Preferred equity	294,724	304,782
Common equity/equivalents	180,145	207,495
Total Non-Control/Non-Affiliate Investments	944,164	983,959

Affiliate Investments
Secured first lien debt	195,221	195,704
Secured second lien debt	2,400	1,800
Preferred equity	134,786	122,167
Common equity/equivalents (A)	—	—
Total Affiliate Investments	332,407	319,671

Control Investments
Secured first lien debt	504	613
Secured second lien debt	—	—
Preferred equity	—	—
Common equity/equivalents	—	—
Total Control Investments	504	613

Total investments at fair value using Level 3 inputs	$1,277,075	$1,304,243
(A)Excludes our investment in Gladstone Alternative as of June 30, 2026 and March 31, 2026 with a fair value of $4.9 million and $5.0 million, respectively, which was valued using NAV as a practical expedient.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of June 30, 2026 and March 31, 2026. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. Significant level 3 inputs were weighted by the relative fair value of the investments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	June 30, 2026	March 31, 2026			June 30, 2026	March 31, 2026
Secured first lien debt	$564,631	$570,602	TEV	EBITDA multiple	3.8x – 9.0x / 6.5x	3.6x – 8.7x / 6.4x
				EBITDA	$367 – $39,298 / $11,867	$430 – $28,973 / $11,991
				Revenue multiple	0.4x – 0.6x / 0.4x	0.3x – 0.6x / 0.5x
				Revenue	$20,670 – $92,487 / $72,978	$21,768 – $99,974 / $62,789
Secured second lien debt	102,789	99,197	TEV	EBITDA multiple	5.2x – 9.2x / 7.9x	5.0x – 10.3x / 7.6x
				EBITDA	$3,177 – $51,487 / $30,610	$3,000 – $44,315 / $19,510
Preferred equity	429,510	426,949	TEV	EBITDA multiple	3.8x – 9.0x / 6.2x	3.6x – 8.7x / 6.4x
				EBITDA	$367 – $39,298 / $18,946	$430 – $28,973 / $9,870
				Revenue multiple	0.4x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$20,670 – $92,487 / $92,487	$21,768 – $99,974 / $76,364
Common equity/ equivalents	180,145	207,495	TEV	EBITDA multiple	5.0x – 9.2x / 9.0x	5.0x – 10.3x / 9.0x
				EBITDA	$1,647 – $51,487 / $48,426	$1,210 – $44,315 / $32,353
Total	$1,277,075	$1,304,243

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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months ended June 30, 2026 and 2025 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months Ended June 30, 2026:
Fair value as of March 31, 2026	$570,602	$99,197	$426,949	$207,495	$1,304,243
Total gain (loss):
Net realized gain (loss)(A)	(9,000)	—	—	—	(9,000)
Net unrealized (depreciation) appreciation(B)	(592)	2,992	2,561	(27,350)	(22,389)
Reversal of previously recorded depreciation upon realization(B)	3,621	—	—	—	3,621
New investments, repayments and settlements(C):
Issuances / originations	—	600	—	—	600
Settlements / repayments	—	—	—	—	—
Sales	—	—	—	—	—
Transfers	—	—	—	—	—
Fair value as of June 30, 2026	$564,631	$102,789	$429,510	$180,145	$1,277,075
Change in unrealized (depreciation) appreciation attributable to investments still held at June 30, 2026	$(592)	$2,992	$2,561	$(27,350)	$(22,389)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months Ended June 30, 2025:
Fair value as of March 31, 2025	$514,334	$103,580	$302,163	$54,268	$974,345
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized (depreciation) appreciation (B)	1,152	376	(3,683)	1,073	(1,082)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	45,941	—	16,901	—	62,842
Settlements / repayments	(4,370)	—	—	—	(4,370)
Sales	—	—	—	—	—
Transfers(D)	—	(10,616)	10,616	—	—
Fair value as of June 30, 2025	$557,057	$93,340	$325,997	$55,341	$1,031,735
Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2025	$1,152	$376	$(3,683)	$1,073	$(1,082)
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective three months ended June 30, 2026 and 2025.
(B)Included in net unrealized (depreciation) appreciation of investments on our accompanying Consolidated Statements of Operations for the respective three months ended June 30, 2026 and 2025.
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

Investment Concentrations
As of June 30, 2026, our investment portfolio consisted of investments in 29 portfolio companies located in 20 states and Canada across 16 different industries with an aggregate fair value of approximately $1.3 billion. Our investments in SFEG Holdings, Inc. ("SFEG"), The E3 Company, LLC, Schylling, Inc., Brunswick Bowling Products, Inc. and Old World Christmas, Inc., represented our five largest portfolio investments at fair value and collectively comprised $550.0 million, or 42.9%, of our total investment portfolio at fair value as of June 30, 2026.
The following table summarizes our investments by security type as of June 30, 2026 and March 31, 2026:

	June 30, 2026				March 31, 2026
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$584,008	55.9%	$564,631	44.0%	$593,008	56.3%	$570,602	43.6%
Secured second lien debt	153,440	14.7%	102,789	8.1%	152,840	14.5%	99,197	7.6%
Total debt	737,448	70.6%	667,420	52.1%	745,848	70.8%	669,799	51.2%

Preferred equity	257,403	24.7%	429,510	33.5%	257,403	24.5%	426,949	32.6%
Common equity/equivalents	49,597	4.7%	185,090	14.4%	49,597	4.7%	212,500	16.2%
Total equity/equivalents	307,000	29.4%	614,600	47.9%	307,000	29.2%	639,449	48.8%
Total investments	$1,044,448	100.0%	$1,282,020	100.0%	$1,052,848	100.0%	$1,309,248	100.0%
Investments at fair value consisted of the following industry classifications as of June 30, 2026 and March 31, 2026:

	June 30, 2026		March 31, 2026
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	$222,005	17.3%	$258,692	19.8%
Diversified/Conglomerate Services	194,037	15.1%	189,148	14.4%
Home and Office Furnishings, Housewares, and Durable Consumer Products	173,346	13.5%	166,553	12.7%
Aerospace and Defense	169,054	13.2%	174,542	13.4%
Oil and Gas	123,550	9.6%	125,605	9.6%
Leisure, Amusement, Motion Pictures, and Entertainment	110,550	8.6%	105,339	8.0%
Buildings and Real Estate	64,830	5.1%	68,987	5.3%
Electronics	62,968	4.9%	62,723	4.8%
Chemicals, Plastics, and Rubber	52,499	4.1%	49,715	3.8%
Healthcare, Education, and Childcare	41,823	3.3%	41,630	3.2%
Mining, Steel, Iron and Non-Precious Metals	40,574	3.2%	37,713	2.9%
Telecommunications	7,459	0.6%	7,942	0.6%
Other < 2.0%	19,325	1.5%	20,659	1.5%
Total investments	$1,282,020	100.0%	$1,309,248	100.0%

Investments at fair value were included in the following geographic regions of the U.S. and Canada as of June 30, 2026 and March 31, 2026:

	June 30, 2026		March 31, 2026
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
United States
South	$616,300	48.1%	$649,436	49.6%
West	224,589	17.5%	227,294	17.3%
Midwest	218,088	17.0%	216,726	16.6%
Northeast	199,303	15.5%	193,837	14.8%
Canada	23,740	1.9%	21,955	1.7%
Total investments	$1,282,020	100.0%	$1,309,248	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations or investments in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2026:

Amount
For the remaining nine months ending March 31, 2027	$40,340
For the fiscal years ending March 31:
2028	111,442
2029	288,690
2030	159,506
2031	137,470
Thereafter	—
Total contractual repayments	$737,448
Investments in equity securities	307,000
Total cost basis of investments held as of June 30, 2026:	$1,044,448
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2026 and March 31, 2026, we had gross receivables from portfolio companies of $4.3 million and $2.6 million, respectively. As of June 30, 2026 and March 31, 2026, the allowance for uncollectible receivables was $1.5 million and $1.4 million, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services under the Advisory Agreement, consisting of a base management fee and an incentive fee, and a loan servicing fee for the Adviser’s role as servicer pursuant to our Credit Facility, all as described below. On July 14, 2026, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the Advisory Agreement through August 31, 2027.

David Gladstone (our chairman) serves as chairman, chief executive officer and president of the Adviser, which, as of June 30, 2026, is 100% indirectly owned by Mr. Gladstone. David Dullum (our chief executive officer and president) is also the executive vice president of private equity of the Adviser. Erika Highland and Christopher Lee, both of whom are executive vice presidents, also serve as senior managing directors of the Adviser. Michael LiCalsi, our chief administrative officer, co-general counsel and co-secretary, also serves in the same roles for the Adviser. Erich Hellmold, our co-general counsel and co-secretary, serves in the same roles for the Adviser. John Sateri, our chief investment officer, also serves in the same role for the Adviser.
The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,
	2026	2025
Average total assets subject to base management fee(A)(B)	$1,306,600	$1,016,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(C)	6,533	5,080
Credits to fees from Adviser - other(C)	(1,130)	(1,399)
Net base management fee	$5,403	$3,681

Loan servicing fee(C)	$2,962	$2,672
Credits to base management fee - loan servicing fee(C)	(2,962)	(2,672)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$—
Incentive fee – capital gains-based(D)	(5,566)	(209)
Total incentive fee(C)	$(5,566)	$(209)
Credits to fees from Adviser - other(C)	—	—
Net total incentive fee	$(5,566)	$(209)
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies. For the three months ended June 30, 2026 and 2025, these credits totaled $0.1 million.
Loan Servicing Fee
The Adviser also services the loans held by our wholly-owned subsidiary, Business Investment (the borrower under our Credit Facility), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (less any uninvested cash or cash equivalents resulting from borrowings) during any given calendar year, we treat payment of the loan servicing fee pursuant to the Credit Facility as a prepayment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally, and irrevocably credited back to us by the Adviser.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of June 30, 2026, no capital gains-based incentive fees were contractually due to the Adviser. For the year ended March 31, 2026, no capital gains-based incentive fees were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three months ended June 30, 2026 and 2025, we recorded a reversal of capital gains-based incentive fees of $5.6 million and $0.2 million, respectively. As of June 30, 2026 and March 31, 2026, we had accrued capital gains-based incentive fees of $71.7 million and $77.3 million, respectively.
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
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 14, 2026, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2027. Administration fees for the three months ended June 30, 2026 and 2025 were $0.5 million and $0.4 million, respectively.
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

From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. No fees were received by Gladstone Securities from our portfolio companies during the three months ended June 30, 2026. During the three months ended June 30, 2025, the fees received by Gladstone Securities from our portfolio companies totaled $0.6 million.
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

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31,
	2026	2026
Base management and loan servicing fee due to Adviser, net of credits	$3,123	$2,919
Incentive fee due to Adviser(A)	71,729	77,295
Other due to Adviser	210	293
Total fees due to Adviser	75,062	80,507
Fee due to Administrator	897	780
Total related party fees due	$75,959	$81,287
(A)Includes a capital gains-based incentive fee of $71.7 million and $77.3 million as of June 30, 2026 and March 31, 2026, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Co-investment expenses as of both June 30, 2026 and March 31, 2026 were $0.1 million. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities.
NOTE 5. BORROWINGS
Revolving Line of Credit

We, through our wholly-owned subsidiary, Business Investment, have entered into the Credit Facility with KeyBank, as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, City National Bank, as joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. As of June 30, 2026, the Credit Facility had a total commitment amount of $405.0 million with an "accordion" feature that permits us to increase the size of the facility to $500.0 million. The Credit Facility includes customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature. The Credit Facility has a revolving period end date of June 8, 2029 and a final maturity date of June 8, 2031 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date).
Advances under the Credit Facility generally bear interest at 30-day Term SOFR, subject to a floor of 0.35%, plus a margin of 2.85% per annum until June 8, 2029, with the margin then increasing to 3.10% for the period from June 8, 2029 to June 8, 2030, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount.

The following tables summarize noteworthy information related to our Credit Facility:

	As of June 30, 2026	As of March 31, 2026
Commitment amount	$405,000	$300,000
Borrowings outstanding at cost	$157,600	$23,900
Availability(A)	$247,400	$276,100

	For the Three Months Ended June 30,
	2026	2025
Weighted-average borrowings outstanding	$116,727	$36,318
Weighted-average interest rate(B)	8.2%	14.0%
Unused commitment fees incurred	$409	$592
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under our Credit Facility, which equated to an adjusted availability of $163.2 million and $276.1 million as of June 30, 2026 and March 31, 2026, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Among other things, our Credit Facility contains a performance guaranty that requires us to maintain: (i) a minimum net worth of the greater of $500.0 million or $500.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after June 10, 2026, which equated to $0 as of June 30, 2026; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2026, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $1.1 billion, asset coverage on our senior securities representing indebtedness of 208.8%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2026, we were in compliance with all covenants under our Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2026, the discount rate used to determine the fair value of our Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus a margin of 2.85% per annum, plus an unused commitment fee of 0.75%. As of March 31, 2026, the discount rate used to determine the fair value of our Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus a margin of 2.90% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of each of June 30, 2026 and March 31, 2026, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about our Credit Facility as of June 30, 2026 and March 31, 2026 and for the three months ended June 30, 2026 and 2025, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2026	March 31, 2026
Credit Facility	$157,600	$23,946

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended June 30, 2026:
Fair value at March 31, 2026	$23,946
Borrowings	149,800
Repayments	(16,100)
Unrealized depreciation	(46)
Fair value at June 30, 2026	$157,600

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended June 30, 2025:
Fair value at March 31, 2025	$—
Borrowings	77,500
Repayments	(15,500)
Unrealized appreciation	269
Fair value at June 30, 2025	$62,269
The fair value of the collateral under our Credit Facility was $1.1 billion and $1.2 billion as of June 30, 2026 and March 31, 2026, respectively.
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
The following tables summarize our 5.00% 2026 Notes, 4.875% 2028 Notes, 6.875% 2028 Notes, 7.875% 2030 Notes and 7.125% 2031 Notes as of June 30, 2026 and March 31, 2026:

As of June 30, 2026:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	$134,550
7.875% 2030 Notes	GAINI	December 17, 2024	February 1, 2030	7.875%	5,060,000	$25.00	126,500
6.875% 2028 Notes	N/A	November 10, 2025	November 1, 2028	6.875%	60,000	$1,000.00	60,000
7.125% 2031 Notes	GAING	February 18, 2026	May 1, 2031	7.125%	4,000,000	$25.00	100,000
Notes payable, gross(B)					14,502,000		421,050
Less: Unamortized deferred financing costs							(7,815)
Notes payable, net(C)							$413,235

As of March 31, 2026:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
7.875% 2030 Notes	GAINI	December 17, 2024	February 1, 2030	7.875%	5,060,000	$25.00	126,500
6.875% 2028 Notes	N/A	November 10, 2025	November 1, 2028	6.875%	60,000	$1,000.00	60,000
7.125% 2031 Notes	GAING	February 18, 2026	May 1, 2031	7.125%	4,000,000	$25.00	100,000
Notes payable, gross(B)					19,619,500		548,988
Less: Unamortized deferred financing costs							(8,460)
Notes payable, net(C)							$540,528
(A)The 4.875% 2028 Notes can be redeemed at our option at any time. The 7.875% 2030 Notes can be redeemed at our option at any time on or after February 1, 2027. The 6.875% 2028 Notes can be redeemed at our option at any time prior to August 1, 2028 at par plus a "make-whole" premium and thereafter at par plus accrued and unpaid interest thereon to the redemption date. The 7.125% 2031 Notes can be redeemed at our option at any time on or after May 1, 2028.
(B)As of June 30, 2026 and March 31, 2026, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 208.8% and 213.8%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.

The fair value, based on the last reported closing prices, of the 4.875% 2028 Notes, 7.875% 2030 Notes and the 7.125% 2031 Notes as of June 30, 2026 was $128.0 million, $128.9 million and $99.7 million, respectively. The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes, 7.875% 2030 Notes and 7.125% 2031 Notes as of March 31, 2026 was $129.0 million, $127.8 million, $128.2 million and $101.3 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes, 7.875% 2030 Notes and 7.125% 2031 Notes to be Level 1 inputs within the ASC 820 hierarchy. Based on a DCF analysis, the fair value of the 6.875% 2028 Notes as of

June 30, 2026 and March 31, 2026 was $59.4 million and $59.7 million, respectively, and the discount rate used to determine the fair value of the 6.875% 2028 Notes was 7.350% and 7.075%, respectively. We consider the 6.875% 2028 Notes to be Level 3 within the ASC 820 fair value hierarchy.
NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement

On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of June 30, 2026, we have the ability to issue up to an additional $119.3 million of the securities registered under the registration statement.
Common Equity Offerings
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (collectively, the "Sales Agents"), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in what is commonly referred to as an “at-the-market” program (the “Common Stock ATM Program”). In June 2025, we entered into an equity distribution agreement with M&T Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc., B. Riley Securities, Inc. and Virtu Americas LLC to add M&T Securities, Inc. as a Sales Agent for the Common Stock ATM Program. As of June 30, 2026, we had remaining capacity to sell up to an additional $30.8 million of common stock under the Common Stock ATM Program.

During the three months ended June 30, 2026, we did not sell any shares under the Common Stock ATM Program.
During the three months ended June 30, 2025, we sold 515,295 shares of our common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.23 per share and a weighted-average net price of $14.04 per share after deducting commissions and offering costs borne by us, raising approximately $7.3 million and $7.2 million of gross and net proceeds, respectively. These sales were above our then current NAV per share.
NOTE 7. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted-average common share for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Numerator: net (decrease) increase in net assets resulting from operations	$(11,855)	$7,772
Denominator: basic and diluted weighted-average common shares	39,821,967	36,908,943
Basic and diluted net (decrease) increase in net assets resulting from operations per weighted-average common share	$(0.30)	$0.21
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
We paid the following cash distributions to our common stockholders for the three months ended June 30, 2026 and 2025:
For the Three Months Ended June 30, 2026:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 14, 2026	April 24, 2026	April 30, 2026	$0.08
April 14, 2026	May 20, 2026	May 29, 2026	0.08
April 14, 2026	June 23, 2026	June 30, 2026	0.08
	Three Months Ended June 30, 2026		$0.24
For the Three Months Ended June 30, 2025:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 8, 2025	April 21, 2025	April 30, 2025	$0.08
April 8, 2025	May 21, 2025	May 30, 2025	0.08
April 8, 2025	June 4, 2025	June 13, 2025	0.54	(A)
April 8, 2025	June 20, 2025	June 30, 2025	0.08
	Three Months Ended June 30, 2025		$0.78
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid were $9.6 million and $28.8 million for the three months ended June 30, 2026 and 2025, respectively.
For the fiscal year ended March 31, 2026, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.3 million of the first distributions paid subsequent to fiscal year-end, as having been paid in the prior year. In addition, in the fiscal year ending March 31, 2027, the net capital loss carryforward balance was $17.3 million and no distributions paid will be treated as having been paid in the fiscal year ended March 31, 2026.

For the three months ended June 30, 2026, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Total distributable earnings and decreased Capital in excess of par value on our accompanying Consolidated Statements of Assets and Liabilities. For the three months ended June 30, 2025, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Total distributable earnings and decreased Capital in excess of par value on our accompanying Consolidated Statements of Assets and Liabilities.

We may distribute our net long-term capital gains, if any, in cash or elect to retain some or all of such gains, pay taxes at the U.S. federal corporate-level income tax rate on the amount retained, and designate the retained amount as a “deemed distribution.” If we elect to retain net long-term capital gains and deem them distributed, each U.S. common stockholder will be treated as if they received a distribution of their pro-rata share of the retained net long-term capital gain and the U.S. federal income tax paid. As a result, each U.S. common stockholder will (i) be required to report their pro rata share of the retained gain on their tax return as long-term capital gain, (ii) receive a refundable tax credit for their pro-rata share of federal income tax paid by us on the retained gain, and (iii) increase the tax basis of their shares of common stock by an amount equal to the deemed distribution less the tax credit. To use the deemed distribution approach, we must provide written notice to our common stockholders prior to the expiration of 60 days after the close of the relevant taxable year. For the year ended March 31, 2026, we did not elect to retain long-term capital gains and to treat them as deemed distributions to common stockholders.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of June 30, 2026 and March 31, 2026, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents and Other liabilities, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.0 million as of June 30, 2026 and March 31, 2026.
Financial Commitments and Obligations
We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of June 30, 2026 and March 31, 2026 to be insignificant.
The following table summarizes the principal balances of unused line of credit as of June 30, 2026 and March 31, 2026, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2026	March 31, 2026
Unused line of credit commitments	$—	$600
Total	$—	$600

NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2026	2025
Per Common Share Data:
Net asset value at beginning of period(A)	$16.78	$13.55
Income (loss) from investment operations(B)
Net investment income	0.40	0.25
Net realized loss	(0.23)	—
Net unrealized depreciation	(0.47)	(0.04)
Total from investment operations	(0.30)	0.21
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.24)	(0.27)
Cash distributions to common stockholders from net realized gains(C)	—	(0.51)
Net accretive effect of equity offering(D)	—	0.01
Total from equity capital activity	(0.24)	(0.77)
Other, net(B)(E)	—	—
Net asset value at end of period(A)	$16.24	$12.99

Per common share market value at beginning of period	$14.20	$13.36
Per common share market value at end of period	$15.46	$14.27
Total investment return(F)	10.52%	12.76%
Common stock outstanding at end of period(A)	39,821,967	37,352,676
Weighted-average shares of common stock outstanding	39,821,967	36,908,943

Statement of Assets and Liabilities Data:
Net assets at end of period	$646,813	$485,304
Average net assets(G)	$659,681	$493,569

Senior Securities Data:
Total borrowings, at cost at end of period	$578,650	$525,738

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)	7.54%	11.72%
Ratio of net investment income to average net assets – annualized(I)	9.66%	7.37%
Portfolio turnover ratio	—%	—%
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
(D)During the three months ended June 30, 2025, the accretive effect is a result of issuing common stock at a price above the then current NAV per share.
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
(H)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 10.02% and 15.01% for the three months ended June 30, 2026 and 2025, respectively.

(I)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets - annualized would have been 7.18% and 4.07% for the three months ended June 30, 2026 and 2025, respectively.
NOTE 11. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES
In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the three months ended June 30, 2026 and 2025.
NOTE 12. SUBSEQUENT EVENTS
Investment Activity

•In July 2026, we invested $56.5 million in a new portfolio company, DHE Computer Systems Acquisition, Inc. ("DHE"), in the form of $40.3 million of secured first lien debt and $16.1 million of preferred equity. DHE, headquartered in Centennial, Colorado, is a full-service technology solutions provider serving the education, state and local government, and commercial markets.

•In July 2026, we invested an additional $5.1 million, in the form of $1.5 million of secured first lien debt and $3.6 million of preferred equity, in Global GRAB Technologies, Inc. to fund an add-on acquisition.

•In July 2026, our portfolio company SFEG Holdings, Inc. (“SFEG”) agreed to the sale of its subsidiary Specialized Fabrication Equipment Group LLC, which is expected to close in the third or fourth quarter of the calendar year.
Distributions and Dividends
•In July 2026, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 24, 2026	July 31, 2026	$0.08
August 18, 2026	August 31, 2026	0.08
September 21, 2026	September 30, 2026	0.08
	Total for the Quarter:	$0.24

SCHEDULE 12-14
GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2026	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of June 30, 2026

AFFILIATE INVESTMENTS – 52.2%
Secured First Lien Debt – 30.1%
Diversified/Conglomerate Services – 10.9%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 14.7% Cash, Due 11/2028)	$22,000	$—	$814	$22,000	$—	$—	$—	$22,000
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.0% Cash, Due 9/2030)	20,000	—	506	20,000	—	—	—	20,000
The Maids International, LLC – Term Debt (SOFR+10.5%, 14.2% Cash, Due 3/2028)	28,560	—	1,021	28,560	—	—	—	28,560
		—	2,341	70,560	—	—	—	70,560

Electronics – 7.4%
Nielsen-Kellerman Acquisition Corp. – Term Debt (SOFR+8.5%, 13.5% Cash, Due 12/2029)	48,082	—	1,641	48,082	—	—	—	48,082

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.9%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 13.2% Cash, Due 12/2028)	38,000	—	1,263	38,000	—	—	—	38,000

Leisure, Amusement, Motion Pictures, and Entertainment – 3.1%
Pyrotek Special Effects, Inc. – Term Debt (SOFR+8.0%, 13.0% Cash, Due 11/2029)	20,120	—	661	20,120	—	—	—	20,120

Mining, Steel, Iron and Non-Precious Metals Total – 1.7%
UPB Acquisition, Inc. – Term Debt (SOFR+10.0%, 13.7% Cash, Due 7/2028)	11,000	—	379	11,000	—	—	—	11,000

Telecommunications – 1.1%
B+T Group Acquisition, Inc. – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026) (K)	3,080	—	—	3,080	—	—	—	3,080
B+T Group Acquisition, Inc. – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026) (K)	1,050	—	—	1,050	—	—	—	1,050
B+T Group Acquisition, Inc.– Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026) (K)	14,000	—	—	3,812	—	—	(483)	3,329
		—	—	7,942	—	—	(483)	7,459

Total Secured First Lien Debt		$—	$6,285	$195,704	$—	$—	$(483)	$195,221

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2026	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of June 30, 2026

Secured Second Lien Debt – 0.4%
Chemicals, Plastics, and Rubber – 0.4%
PSI Molded Plastics, Inc. – Line of Credit, $0 available (SOFR+1.0% 7.0% Cash, Due 2/2028)	$2,000	$—	$28	$1,400	$600	$—	$—	$2,000
PSI Molded Plastics, Inc. – Term Debt (SOFR+1.0%, 7.0% Cash, Due 2/2028)	400	—	7	400	—	—	—	400
		—	35	1,800	600	—	—	2,400

Total Secured Second Lien Debt		$—	$35	$1,800	$600	$—	$—	$2,400

Preferred Equity – 20.9%
Chemicals, Plastics, and Rubber – 0.9%
PSI Molded Plastics, Inc. – Preferred Stock	428,773	$—	$—	$4,928	$—	$—	$582	$5,510

Diversified/Conglomerate Services – 7.5%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock	67,490	—	—	30,453	—	—	3,084	33,537
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock	10,920	—	—	9,236	—	—	947	10,183
The Maids International, LLC – Preferred Stock	6,640	—	—	4,631	—	—	268	4,899
		—	—	44,320	—	—	4,299	48,619

Electronics – 2.3%
Nielsen-Kellerman Acquisition Corp.– Preferred Stock	22,169	—	—	14,641	—	—	245	14,886

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.0%
Old World Christmas, Inc. – Preferred Stock	6,180	—	—	29,730	—	—	2,847	32,577

Leisure, Amusement, Motion Pictures, and Entertainment – 0.6%
Pyrotek Special Effects, Inc. – Preferred Stock	7,060	—	—	1,835	—	—	1,785	3,620

Mining, Steel, Iron and Non-Precious Metals - 4.6%
UPB Acquisition, Inc. - Preferred Stock	6,000	—	—	26,713	—	—	2,861	29,574

Telecommunications – 0.0%
B+T Group Acquisition, Inc. – Preferred Stock	14,304	—	—	—	—	—	—	—

Total Preferred Equity		$—	$—	$122,167	$—	$—	$12,619	$134,786

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2026	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of June 30, 2026

Common Equity/Equivalents – 0.8%
Diversified/Conglomerate Services – 0.8%
Gladstone Alternative Income Fund – Common Equity	500,000	$—	$89	$5,005	$—	$—	$(60)	$4,945

Telecommunications - 0.0%
B+T Group Acquisition, Inc. - Common Stock Warrants	3.5%	—	—	—	—	—	—	—

Total Common Equity/Equivalents		$—	$89	$5,005	$—	$—	$(60)	$4,945

TOTAL AFFILIATE INVESTMENTS		$—	$6,409	$324,676	$600	$—	$12,076	$337,352

CONTROL INVESTMENTS – 0.1%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc. – Term Debt Term Debt (SOFR+5.5%, 9.2% Cash, Due 8/2026) (K)	$9,210	$—	$—	$613	$—	$—	$(109)	$504

Total Secured First Lien Debt		$—	$—	$613	$—	$—	$(109)	$504

Preferred Equity – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. – Preferred Stock	8,199	$—	$—	$—	$—	$—	$—	$—

Total Preferred Equity		$—	$—	$—	$—	$—	$—	$—

TOTAL CONTROL INVESTMENTS		$—	$—	$613	$—	$—	$(109)	$504

TOTAL AFFILIATE AND CONTROL INVESTMENTS		$—	$6,409	$325,289	$600	$—	$11,967	$337,856
(A)Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, together with certain non-control and non-affiliate investments, totaling $1.1 billion at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.
(B)Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted.
(C)Unless indicated otherwise, all cash interest rates are indexed to SOFR, which was 3.7% as of June 30, 2026. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or reference rate plus a spread. Due dates represent the contractual maturity date.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2026.
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
(G)Represents the principal balance, presented in thousands, for debt investments and the number of shares/units held for equity investments as of June 30, 2026. Warrants are represented as a percentage of ownership, as applicable, as of June 30, 2026.
(H)Represents the total amount of interest, dividend, success fee, or other investment income credited to income for the portion of the three months ended June 30, 2026 an investment was an affiliate investment or control investment and on accrual status, as appropriate.

(I)Gross additions include increases in investments resulting from new portfolio investments, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities during the three months ended June 30, 2026.
(J)Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs, and the exchange of one or more existing securities for one or more new securities during the three months ended June 30, 2026.
(K)Debt security is on non-accrual status as of June 30, 2026.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, changing interest rates, geopolitical conflicts, tariffs and trade wars and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Dullum, Erika Highland and Christopher Lee; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, or the general economy, including inflation; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner and/or at fair value; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and (12) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 12, 2026 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from our historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”). Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.
In this Quarterly Report, the terms the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts in tables, except per share amounts, are in thousands, unless otherwise indicated.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 70% in debt investments and 30% in equity investments, at cost. As of June 30, 2026, our investment portfolio was comprised of 70.6% in debt investments and 29.4% in equity investments, at cost.
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
Our shares of common stock, our 4.875% Notes due 2028 ("4.875% 2028 Notes"), our 7.875% Notes due 2030 (“7.875% 2030 Notes”) and our 7.125% Notes due 2031 ("7.125% 2031 Notes") are traded on the Nasdaq Global Select Market

(“Nasdaq”) under the trading symbols “GAIN,” “GAINZ,” “GAINI,” and "GAING," respectively. Our 6.875% Notes due 2028 ("6.875% 2028 Notes") are not listed.
Business
Portfolio and Investment Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. From our initial public offering in June 2005 through June 30, 2026, we have invested in 66 companies, excluding investments in syndicated loans, for a total of approximately $2.2 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2026, we had unrecognized, contractual success fees of $63.8 million, or $1.60 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through June 30, 2026, we exited our investments in 33 portfolio companies that we acquired under our buyout strategy. In the aggregate, these sales have generated $353.6 million in net realized gains and $45.4 million in other income upon exit, for a total increase to our net assets of $399.0 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 33 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution per common share by 100.0% from March 2011 through June 30, 2026, and allowed us to declare and pay 24 supplemental distributions to common stockholders through June 30, 2026.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended from time to time (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of unsecured notes, as well as common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to June 2029, and currently have a total commitment amount of $405.0 million (with a potential total commitment of $500.0 million through additional commitments from new or existing lenders). During the year ended March 31, 2026, we issued the 6.875% 2028 Notes for gross proceeds of $60.0 million, issued the 7.125% 2031 Notes for gross proceeds of $100.0 million and sold 2,984,586 shares of our common stock under our "at-the-market" program (the "Common Stock ATM Program") for gross proceeds of approximately $42.1 million. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.
Although we have been able to access the capital markets historically, market conditions affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On June 30, 2026, the closing market price of our common stock was $15.46 per share, representing a 4.8% discount to our net asset value (“NAV”) of $16.24 per share as of June 30, 2026. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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
As of June 30, 2026, our asset coverage ratio on our senior securities representing indebtedness was 208.8%.
Investment Highlights
Investment Activity
During the three months ended June 30, 2026, the following significant transactions occurred:

•In June 2026, we entered into a new $3.0 million secured first lien term loan with Home Concepts Acquisition, Inc., restructuring our previously outstanding secured first lien term loan with a cost basis of $12.0 million, which resulted in a realized loss of $9.0 million.
•In June 2026, we entered into a definitive agreement to acquire Extrude Hone LLC, a provider of precision surface-finishing solutions used in mission-critical applications, which is expected to close in the second fiscal quarter.
Distributions and Dividends
•In July 2026, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 24, 2026	July 31, 2026	$0.08
August 18, 2026	August 31, 2026	0.08
September 21, 2026	September 30, 2026	0.08
	Total for the Quarter:	$0.24

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

	For the Three Months Ended June 30,
	2026	2025	Change	% Change
INVESTMENT INCOME
Interest income	$22,675	$21,648	$1,027	4.7%
Dividend and success fee income	5,680	1,896	3,784	199.6%
Total investment income	28,355	23,544	4,811	20.4%

EXPENSES
Base management fee	6,533	5,080	1,453	28.6%
Loan servicing fee	2,962	2,672	290	10.9%
Incentive fee	(5,566)	(209)	(5,357)	NM
Administration fee	492	433	59	13.6%
Interest expense on borrowings	9,856	8,499	1,357	16.0%
Amortization of deferred financing costs and discounts	980	910	70	7.7%
Other	1,263	1,142	121	10.6%
Expenses before credits from Adviser	16,520	18,527	(2,007)	(10.8)%
Credits to fees from Adviser	(4,092)	(4,071)	(21)	0.5%
Total expenses, net of credits to fees	12,428	14,456	(2,028)	(14.0)%
NET INVESTMENT INCOME	15,927	9,088	6,839	75.3%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(9,000)	—	(9,000)	NM
Net unrealized depreciation	(18,782)	(1,316)	(17,466)	NM
Net realized and unrealized loss	(27,782)	(1,316)	(26,466)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,855)	$7,772	$(19,627)	NM

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	39,821,967	36,908,943	2,913,024	7.9%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.40	$0.25	$0.15	60.0%
Net (decrease) increase in net assets resulting from operations	$(0.30)	$0.21	$(0.51)	NM
NM - Not meaningful

Investment Income
Total investment income increased $4.8 million, or 20.4%, for the three months ended June 30, 2026, as compared to the prior year period, primarily due to an increase in dividend and success fee income and interest income.
Interest income from our investments in debt securities increased $1.0 million, or 4.7%, for the three months ended June 30, 2026, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the weighted-average principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.

The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2026 was $705.5 million, compared to $610.0 million for the prior year period. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 12.9% for the three months ended June 30, 2026, compared to 14.1% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. We had no collections of past due interest during the three months ended June 30, 2026. During the three months ended June 30, 2025, we collected $1.5 million in past due interest from SFEG Holdings, Inc. ("SFEG") that was previously on non-accrual status.
As of June 30, 2026, our loans on non-accrual status were $40.3 million at cost and $12.2 million at fair value, which represent 5.5% and 1.8% of all debt investments in our portfolio at cost and fair value, respectively. As of June 30, 2025, our loans on non-accrual status were $90.3 million at cost and $51.7 million at fair value, which represent 12.6% and 7.9% of all debt investments in our portfolio at cost and fair value, respectively.
As of June 30, 2026 and March 31, 2026, SFEG represented 17.3% and 19.8% of the total investment portfolio at fair value, respectively.
Dividend and success fee income for the three months ended June 30, 2026 increased $3.8 million, or 199.6%, from the prior year period. During the three months ended June 30, 2026, dividend and success fee income consisted of $5.6 million of success fee income and $0.1 million of dividend income. During the three months ended June 30, 2025, dividend and success fee income consisted of $1.1 million of dividend income and $0.8 million of success fee income.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased $2.0 million, or 14.0%, during the three months ended June 30, 2026, as compared to the prior year period, primarily due to a decrease in incentive fees, partially offset by an increase in base management fees and interest expense.
In accordance with GAAP, during the three months ended June 30, 2026, we recorded a $5.6 million reversal of previously accrued capital gains-based incentive fee compared to a $0.2 million reversal during the three months ended June 30, 2025. The capital gains-based incentive fee is a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2026	2025
Average total assets subject to base management fee(A)(B)	$1,306,600	$1,016,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(C)	$6,533	$5,080
Credits to fees from Adviser - other(C)	(1,130)	(1,399)
Net base management fee	$5,403	$3,681

Loan servicing fee(C)	$2,962	$2,672
Credits to base management fee - loan servicing fee(C)	(2,962)	(2,672)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$—
Incentive fee – capital gains-based(D)	(5,566)	(209)
Total incentive fee(C)	$(5,566)	$(209)
Credits to fees from Adviser - other(C)	—	—
Net total incentive fee	$(5,566)	$(209)
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
Interest expense on borrowings increased $1.4 million, or 16.0%, during the three months ended June 30, 2026, as compared to the prior year period, primarily due to increased borrowings on our Credit Facility and the issuance of the 6.875% 2028 Notes in November 2025 and the 7.125% 2031 Notes in February 2026, partially offset by the redemption of the 8.00% 2028 Notes in December 2025, redemption of the 5.00% 2026 Notes in May 2026 and a decrease in the effective interest rate on the Credit Facility. The weighted-average balance outstanding on our Credit Facility during the three months ended June 30, 2026 was $116.7 million, compared to $36.3 million in the prior year period. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, during the three months ended June 30, 2026 was 8.2%, as compared to 14.0% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of lower interest rates on the drawn portion of our Credit Facility and a decrease in unused commitment fees on the undrawn portion of the Credit Facility during the three months ended June 30, 2026.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Galaxy Technologies Holdings, Inc.	$—	$9,201	$—	$9,201
Diligent Delivery Systems	—	3,767	—	3,767
Schylling, Inc.	—	3,426	—	3,426
ImageWorks Display and Marketing Group, Inc.	—	3,084	—	3,084
UPB Acquisition, Inc.	—	2,861	—	2,861
Old World Christmas, Inc.	—	2,847	—	2,847
Brunswick Bowling Products, Inc.	—	2,558	—	2,558
Pyrotek Special Effects, Inc.	—	1,785	—	1,785
Smart Chemical Solutions, LLC	—	1,603	—	1,603
Ginsey Home Solutions, Inc.	—	1,387	—	1,387
The E3 Company, LLC	—	1,376	—	1,376
J.R. Hobbs Co. – Atlanta, LLC	—	947	—	947
Mason West, LLC	—	812	—	812
Rowan Energy Inc.	—	(3,431)	—	(3,431)
Global GRAB Technologies, Inc.	—	(3,887)	—	(3,887)
Dema/Mai Holdings, Inc.	—	(4,156)	—	(4,156)
Home Concepts Acquisition, Inc.	(9,000)	311	3,621	(5,068)
Detroit Defense, Inc.	—	(10,801)	—	(10,801)
SFEG Holdings, Inc.	—	(36,687)	—	(36,687)
Other, net (<$1.0 million, net)	—	548	—	548
Total	$(9,000)	$(22,449)	$3,621	$(27,828)

	Three Months Ended June 30, 2025
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
ImageWorks Display and Marketing Group, Inc.	$—	$5,266	$—	$5,266
SFEG Holdings, Inc.	—	4,553	—	4,553
Schylling, Inc.	—	2,982	—	2,982
The E3 Company, LLC	—	2,696	—	2,696
Mason West, LLC	—	2,517	—	2,517
UPB Acquisition, Inc.	—	2,495	—	2,495
Old World Christmas, Inc.	—	1,373	—	1,373
Home Concepts Acquisition, Inc.	—	1,330	—	1,330
Horizon Facilities Services, Inc.	—	1,100	—	1,100
Nielsen-Kellerman Acquisition Corp.	—	830	—	830
Detroit Defense, Inc.	—	781	—	781
Pyrotek Special Effects, Inc.	—	647	—	647
Phoenix Door Systems, Inc.	—	(1,600)	—	(1,600)
Educators Resource, Inc.	—	(3,304)	—	(3,304)
Ginsey Home Solutions, Inc.	—	(3,468)	—	(3,468)
Galaxy Technologies Holdings, Inc.	—	(3,480)	—	(3,480)
The Maids International, LLC	—	(3,728)	—	(3,728)
PSI Molded Plastics, Inc.	—	(6,134)	—	(6,134)
Brunswick Bowling Products, Inc.	—	(6,392)	—	(6,392)
Other, net (<$1.0 million, net)	—	489	—	489
Total	$—	$(1,047)	$—	$(1,047)
Net Realized Gain (Loss) on Investments
During the three months ended June 30, 2026, we recorded net realized losses on investments of $9.0 million, due to the realized loss from the restructuring of Home Concepts Acquisition, Inc. During the three months ended June 30, 2025, we did not record any net realized gains or losses on investments.
Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized depreciation on investments of $18.8 million for the three months ended June 30, 2026 was primarily due to the decreased performance of certain of our portfolio companies. These decreases were partially offset by increased performance of certain of our portfolio companies and changes in economic conditions that led to an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies.
Net unrealized depreciation on investments of $1.0 million for the three months ended June 30, 2025 was primarily due to a decrease in the performance of certain of our portfolio companies. These decreases were partially offset by increased performance of certain of our other portfolio companies and changes in economic conditions that led to an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies.
Across our entire investment portfolio, we recorded net unrealized depreciation of $24.8 million on our equity investments and net unrealized appreciation of $6.0 million on our debt investments for the three months ended June 30, 2026. As of June 30, 2026, the fair value of our investment portfolio exceeded the cost basis by $237.6 million, compared to March 31, 2026, when the fair value of our investment portfolio exceeded the cost basis by $256.4 million. This resulted in net unrealized depreciation of $18.8 million for the three months ended June 30, 2026. Our entire portfolio had a fair value of 122.7% of cost as of June 30, 2026.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2026 was $8.1 million compared to net cash used in operating activities of $50.2 million for the three months ended June 30, 2025. This change was primarily due to a decrease in purchases of investments.
Purchases of investments totaled $0.6 million during the three months ended June 30, 2026, compared to $62.8 million during the three months ended June 30, 2025. There were no aggregate net proceeds from the sale and recapitalization of investments and principal repayments of investments during the three months ended June 30, 2026, compared to $4.4 million during the three months ended June 30, 2025.
As of June 30, 2026, we had equity investments in and/or loans to 29 portfolio companies with an aggregate cost basis of $1.0 billion. As of June 30, 2025, we had equity investments in and/or loans to 27 portfolio companies with an aggregate cost basis of $1.0 billion.
The following table summarizes our total portfolio investment activity during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Beginning investment portfolio, at fair value	$1,309,248	$979,320
New investments	—	62,322
Disbursements to existing portfolio companies	600	520
Unscheduled principal repayments	—	(4,370)
Net proceeds from sale and recapitalization of investments	—	—
Net realized loss on investments	(9,000)	—
Net unrealized depreciation of investments	(22,449)	(1,047)
Reversal of net unrealized depreciation of investments	3,621	—
Ending investment portfolio, at fair value	$1,282,020	$1,036,745

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2026:

Amount
For the remaining nine months ending March 31, 2027	$40,340
For the fiscal years ending March 31:
2028	111,442
2029	288,690
2030	159,506
2031	137,470
Thereafter	—
Total contractual repayments	$737,448
Investments in equity securities	307,000
Total cost basis of investments held as of June 30, 2026:	$1,044,448
Financing Activities
Net cash used in financing activities for the three months ended June 30, 2026 was $6.9 million, which consisted primarily of the $127.9 million redemption of our 5.00% 2026 Notes, $9.6 million in distributions to common stockholders and $3.1 million of deferred financing costs, partially offset by $133.7 million of net borrowings under our Credit Facility.
Net cash provided by financing activities for the three months ended June 30, 2025 was $40.4 million, which consisted primarily of $62.0 million of net borrowings under our Credit Facility and $7.3 million of proceeds from issuance of common stock, net of expenses and shelf offering registration costs, partially offset by $28.8 million in distributions to common stockholders and $0.1 million of deferred financing costs.

Distributions and Dividends to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the three months from April through June 2026. See also “Investment Highlights - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in July 2026.
For the fiscal year ended March 31, 2026, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.3 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ending March 31, 2027, the net capital loss carryforward balance was $17.3 million and no distributions paid will be treated as having been paid in the fiscal year ended March 31, 2026. For the year ended March 31, 2026, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Total distributable earnings and decreased Capital in excess of par value. For the three months ended June 30, 2026, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Total distributable earnings and decreased Capital in excess of par value.
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
Equity
Registration Statement
On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of June 30, 2026, we have the ability to issue up to an additional $119.3 million of the securities registered under the registration statement.
Common Stock
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (collectively, the “Sales Agents”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in the Common Stock ATM Program. In June 2025, we entered into an equity distribution agreement with M&T Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc., B. Riley Securities, Inc. and Virtu Americas

LLC to add M&T Securities, Inc. as a Sales Agent for the Common Stock ATM Program. As of June 30, 2026, we had remaining capacity to sell up to an additional $30.8 million of common stock under the Common Stock ATM Program.
During the three months ended June 30, 2026, we did not sell any shares under the Common Stock ATM Program.
During the three months ended June 30, 2025, we sold 515,295 shares of our common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.23 per share and a weighted-average net price of $14.04 per share after deducting commissions and offering costs borne by us, raising approximately $7.3 million and $7.2 million of gross and net proceeds, respectively. These sales were above our then current NAV per share.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. As of June 30, 2026, the closing market price of our common stock was $15.46 per share, representing a 4.8% discount to our NAV per share of $16.24 as of June 30, 2026.
Revolving Line of Credit

We, through our wholly-owned subsidiary, Business Investment, have entered into the Credit Facility with KeyBank, as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, City National Bank, as joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. As of June 30, 2026, the Credit Facility had a total commitment amount of $405.0 million with an "accordion" feature that permits us to increase the size of the facility to $500.0 million. The Credit Facility includes customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature. The Credit Facility has a revolving period end date of June 8, 2029 and a final maturity date of June 8, 2031 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date).
As of June 30, 2026, advances under the Credit Facility generally bore interest at 30-day Term SOFR, subject to a floor of 0.35%, plus a margin of 2.85% per annum until June 8, 2029, with the margin then increasing to 3.10% for the period from June 8, 2029 to June 8, 2030, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount.

At June 30, 2026, we had $157.6 million of borrowings outstanding on the Credit Facility and as of the date of this report, we had $223.8 million outstanding under our Credit Facility.
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
Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, our Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth of the greater of $500.0 million or $500.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after June 10, 2026, which equated to $0 as of June 30, 2026, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2026, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $1.1 billion, asset coverage on our senior securities representing indebtedness of 208.8%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2026, we had availability, after adjustments for various constraints based on collateral quality, of $163.2 million under our Credit Facility and were in compliance with all covenants under our Credit Facility.

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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2026 and March 31, 2026, we had unrecognized, contractual off-balance sheet success fee receivables of $63.8 million and $65.4 million (or approximately $1.60 and $1.64 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of June 30, 2026 to be insignificant.
The following table shows our contractual obligations as of June 30, 2026, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$157,600	$—	$157,600	$—	$—
Notes payable	421,050	—	194,550	226,500	—
Interest payments on obligations(C)	156,911	40,042	73,019	43,850	—
Total	$735,561	$40,042	$425,169	$270,350	$—
(A)Excludes unused line of credit commitments to our portfolio companies, of which there are no unused line of credit commitments.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on our Credit Facility and the Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2026.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our critical accounting estimate, which is described in Note 2 — Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report. Additionally, refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurement.” Our accounting estimate on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

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
The following table reflects risk ratings for all loans in our portfolio as of June 30, 2026 and March 31, 2026:

Rating	June 30, 2026	March 31, 2026
Highest	10.0	10.0
Average	7.0	7.2
Weighted-average	7.2	7.6
Lowest	4.0	4.0
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
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and approximately up to 10% at fixed rates. As of June 30, 2026 and March 31, 2026, all of our variable-rate loans had rates associated with the current 30-day SOFR rate, and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	June 30, 2026	March 31, 2026
Variable rates with a floor	100.0%	100.0%
Fixed rates	—%	—%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended June 30, 2026 from those included in our Annual Report.
To illustrate the potential impact of changes in interest rates, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of June 30, 2026 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 150 basis points	$6,161	$2,398	$3,763
Up 100 basis points	$3,578	$1,599	$1,979
Up 50 basis points	$1,543	$799	$744
Down 50 basis points	$(1,370)	$(799)	$(571)
Down 100 basis points	$(2,631)	$(1,599)	$(1,032)
Down 150 basis points	$(3,657)	$(2,398)	$(1,259)
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

ITEM 4. CONTROLS AND PROCEDURES.
a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2026 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the SEC on May 12, 2026. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Amendment No. 13 to Fifth Amended and Restated Credit Agreement, dated as of June 10, 2026 by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704) filed on June 11, 2026.

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2026 and March 31, 2026, (ii) the Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025, (iii) the Consolidated Statements of Changes in Net Assets for the three months ended June 30, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the three months ended June 30, 2026 and 2025, (v) the Consolidated Schedules of Investments as of June 30, 2026 and March 31, 2026, and (vi) the Notes to Consolidated Financial Statements.

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
Date: August 6, 2026