Form 10-Q
period 2026-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2026-11-09
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 6, 2026 was 39,821,967.

GLADSTONE INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2026	March 31, 2026
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $780,811 and $711,741, respectively)	$1,024,751	$983,959
Affiliate investments (Cost of $324,298 and $323,698, respectively)	347,398	324,676
Control investments (Cost of $75,970 and $17,409, respectively)	58,716	613
Cash	283	1,132
Cash equivalents	25	25
Restricted cash	1,164	1,228
Interest receivable	10,083	6,823
Due from administrative agent	3,619	2,035
Deferred financing costs, net	3,056	636
Other assets, net	3,139	1,718
TOTAL ASSETS	$1,452,234	$1,322,845

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $299,800 and $23,900, respectively)	$299,800	$23,946
Notes payable, net of unamortized deferred financing costs of $7,241 and $8,460, respectively	413,809	540,528
Total borrowings	713,609	564,474
Accounts payable and accrued expenses	1,301	1,247
Interest payable	5,537	6,388
Fees due to Adviser(A)	75,825	80,507
Fee due to Administrator(A)	479	780
Other liabilities	1,164	1,224
TOTAL LIABILITIES	$797,915	$654,620
Commitments and contingencies(B)
NET ASSETS	$654,319	$668,225

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 39,821,967 and 39,821,967 shares issued and outstanding, respectively	$40	$40
Capital in excess of par value	486,711	486,717
Total distributable earnings(C)	167,568	181,468
TOTAL NET ASSETS	$654,319	$668,225

NET ASSET VALUE PER SHARE	$16.43	$16.78
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$17,609	$16,076	$33,933	$31,339
Affiliate investments	6,405	6,501	12,725	12,688
Control investments	16	—	16	—
Cash and cash equivalents	42	92	73	290
Total interest income	24,072	22,669	46,747	44,317
Dividend income
Non-Control/Non-Affiliate investments	—	—	—	1,063
Affiliate investments	91	2,610	180	2,689
Total dividend income	91	2,610	180	3,752
Success fee income
Non-Control/Non-Affiliate investments	—	—	5,591	447
Affiliate investments	—	—	—	307
Total success fee income	—	—	5,591	754
Total investment income	$24,163	$25,279	$52,518	$48,823

EXPENSES
Base management fee(A)	$6,859	$5,457	$13,392	$10,537
Loan servicing fee(A)	2,923	2,932	5,885	5,604
Incentive fee(A)	2,443	5,207	(3,123)	4,998
Administration fee(A)	479	520	971	953
Interest expense on borrowings	10,840	9,631	20,696	18,130
Amortization of deferred financing costs and discounts	875	910	1,855	1,820
Professional fees	562	518	879	1,020
Other general and administrative expenses	489	395	1,435	1,035
Expenses before credits from Adviser	25,470	25,570	41,990	44,097
Credits to base management fee – loan servicing fee(A)	(2,923)	(2,932)	(5,885)	(5,604)
Credits to fees from Adviser - other(A)	(3,233)	(1,638)	(4,363)	(3,037)
Total expenses, net of credits to fees	19,314	21,000	31,742	35,456
NET INVESTMENT INCOME	$4,849	$4,279	$20,776	$13,367

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss:
Non-Control/Non-Affiliate investments	$—	$—	$(9,000)	$—
Affiliate investments	—	(29,938)	—	(29,938)
Total net realized loss	—	(29,938)	(9,000)	(29,938)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	2,517	34,581	(28,278)	32,427
Affiliate investments	10,046	19,469	22,122	20,551
Control investments	(349)	402	(458)	427
Other	—	(84)	46	(353)
Total net unrealized appreciation (depreciation)	12,214	54,368	(6,568)	53,052
Net realized and unrealized gain (loss)	12,214	24,430	(15,568)	23,114

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,063	$28,709	$5,208	$36,481

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.12	$0.11	$0.52	$0.35
Net increase in net assets resulting from operations	$0.43	$0.75	$0.13	$0.97

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	39,821,967	38,445,643	39,821,967	37,681,491
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)
(UNAUDITED)

	2026	2025
NET ASSETS, MARCH 31	$668,225	$499,084
OPERATIONS
Net investment income	15,927	9,088
Net realized loss on investments	(9,000)	—
Net unrealized depreciation of investments	(18,828)	(1,047)
Net unrealized depreciation (appreciation) of other	46	(269)
Net (decrease) increase in net assets from operations	(11,855)	7,772
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.24 and $0.27 per share, respectively)	(9,557)	(10,125)
Distributions to common stockholders from net realized gains ($0.00 and $0.51 per share, respectively)	—	(18,663)
Net decrease in net assets from distributions	(9,557)	(28,788)
CAPITAL ACTIVITY
Issuance of common stock	—	7,331
Discounts, commissions, and offering costs for issuance of common stock	—	(95)
Net increase in net assets from capital activity	—	7,236
NET DECREASE IN NET ASSETS	(21,412)	(13,780)
NET ASSETS, JUNE 30	$646,813	$485,304
OPERATIONS
Net investment income	$4,849	$4,279
Net realized loss on investments	—	(29,938)
Net unrealized appreciation of investments	12,214	54,452
Net unrealized appreciation of other	—	(84)
Net increase in net assets from operations	17,063	28,709
DISTRIBUTIONS(A)
Distributions to common stockholders from net investment income ($0.24 and $0.24 per share, respectively)	(9,557)	(9,289)
Distributions to common stockholders from net realized gains ($0.00 and $0.00 per share, respectively)	—	—
Net decrease in net assets from distributions	(9,557)	(9,289)
CAPITAL ACTIVITY
Issuance of common stock	—	31,562
Discounts, commissions, and offering costs for issuance of common stock	—	(443)
Net increase in net assets from capital activity	—	31,119
NET INCREASE IN NET ASSETS	7,506	50,539
NET ASSETS, SEPTEMBER 30	$654,319	$535,843
(A)Refer to Note 8 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$5,208	$36,481
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(157,093)	(133,878)
Principal repayments of investments	19,862	5,806
Net realized loss on investments	9,000	29,938
Net unrealized depreciation (appreciation) of investments	6,614	(53,405)
Net unrealized (depreciation) appreciation of other	(46)	353
Amortization of deferred financing costs and discounts	1,855	1,820
Bad debt expense, net of recoveries	102	(247)
Changes in assets and liabilities:
Increase in interest receivable	(3,260)	(605)
(Increase) decrease in due from administrative agent	(1,584)	509
(Increase) decrease in other assets, net	(1,321)	477
Increase (decrease) in accounts payable and accrued expenses	54	(408)
(Decrease) increase in interest payable	(851)	388
(Decrease) increase in fees due to Adviser(A)	(4,796)	2,203
Decrease in fee due to Administrator(A)	(301)	(240)
Decrease in other liabilities	(60)	(31)
Net cash used in operating activities	(126,617)	(110,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of discounts, commissions, and offering costs	—	38,435
Proceeds from line of credit	324,900	153,300
Repayments on line of credit	(49,000)	(55,600)
Deferred financing costs from line of credit	(3,144)	(136)
Repayment of notes payable	(127,938)	—
Distributions paid to common stockholders	(19,114)	(38,077)
Net cash provided by financing activities	125,704	97,922

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(913)	(12,917)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,385	15,154

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,472	$2,237

CASH PAID FOR INTEREST	$20,885	$16,822
(A)Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Statements of Assets and Liabilities to the total amount shown at the end of the applicable period in the Consolidated Statements of Cash Flows:

	As of September 30, 2026	As of September 30, 2025
Cash	$283	$210
Cash equivalents	25	1,217
Restricted cash	1,164	810
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$1,472	$2,237
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) – 156.6%
Secured First Lien Debt – 64.5%
Aerospace and Defense – 20.8%
Detroit Defense, Inc.(K) – Term Debt (SOFR+9.0%, 13.0% Cash, Due 12/2029)(J)	$75,680	$75,680	$75,680
Global GRAB Technologies, Inc. –Term Debt (SOFR+9.0%, 13.5% Cash, Due 7/2030)(J)	60,464	60,464	60,464
		136,144	136,144
Buildings and Real Estate – 5.8%
Dema/Mai Holdings, Inc. – Term Debt (SOFR+11.0%, 14.9% Cash, Due 7/2027)(J)	38,250	38,250	38,250

Chemicals, Plastics, and Rubber - 5.4%
Smart Chemical Solutions, LLC(K) – Term Debt (SOFR+9.0%, 13.5% Cash, Due 5/2030)(J)	35,660	35,660	35,660

Diversified/Conglomerate Manufacturing – 0.9%
Phoenix Door Systems, Inc. – Line of Credit, $0 available (SOFR+7.0%, 10.9% Cash (0.3% Unused Fee), Due 9/2028)(J)	2,950	2,950	2,950
Phoenix Door Systems, Inc. – Term Debt (SOFR+11.0%, 14.9% Cash, Due 9/2028)(J)	3,200	3,200	3,200
		6,150	6,150
Diversified/Conglomerate Services – 11.8%
DHE Computer Systems, LLC – Line of Credit, $10.0M available (SOFR+5.0%, 10.0% Cash, Due 7/2027)(J)	—	—	—
DHE Computer Systems, LLC – Term Debt (SOFR+9.0%, 14.0% Cash, Due 7/2031)(J)	39,468	39,468	39,468
Mason West, LLC – Term Debt (SOFR+10.0%, 13.9% Cash, Due 7/2027)(R)	25,250	25,250	28,479
Sun State Nursery and Landscaping, LLC – Term Debt (SOFR+9.0%, 13.5% Cash, Due 5/2030)(J)	9,520	9,520	9,520
		74,238	77,467
Healthcare, Education, and Childcare – 4.6%
Educators Resource, Inc. – Term Debt (SOFR+10.5%, 14.4% Cash, Due 2/2030)(J)	30,000	30,000	30,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.6%
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 13.9% Cash, Due 3/2029)(J)	17,700	17,700	17,700
Brunswick Bowling Products, Inc. – Term Debt (SOFR+10.0%, 13.9% Cash, Due 3/2029)(J)	6,850	6,850	6,850
Ginsey Home Solutions, Inc. – Term Debt (SOFR+10.0%, 13.9% Cash, Due 11/2028)(J)	12,200	12,200	12,200
		36,750	36,750
Oil and Gas – 9.1%
The E3 Company, LLC – Term Debt (SOFR+9.0%, 13.5% Cash, Due 9/2028)(J)	33,750	33,750	33,750
Rowan Energy Inc. – Term Debt (SOFR+9.0%, 14.5% Cash, Due 12/2030)(J)	25,790	25,790	25,790
		59,540	59,540
Printing and Publishing – 0.5%
Home Concepts Acquisition, Inc. – Term Debt (SOFR+9.0%, 13.0% Cash, Due 5/2028)(J)	3,000	3,000	3,000

Total Secured First Lien Debt		$419,732	$422,961

Secured Second Lien Debt – 16.0%
Aerospace and Defense – 3.9%
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+4.1%, 8.0% Cash, Due 10/2028)(J)	$6,900	$6,900	$6,900
Galaxy Technologies Holdings, Inc. – Term Debt (SOFR+7.0%, 10.9% Cash, Due 10/2028)(J)	18,796	18,796	18,796
		25,696	25,696
Cargo Transport – 1.1%
Diligent Delivery Systems – Term Debt (SOFR+9.0%, 12.9% Cash, Due 1/2027)(G)(J)	13,000	13,000	6,981

Diversified/Conglomerate Services– 2.6%
Horizon Facilities Services, Inc. – Term Debt (SOFR+0.5%, 6.0% Cash, Due 6/2028)(J)	57,700	57,700	17,193

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2026
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 8.4%
SFEG Holdings, Inc. – Term Debt (SOFR+7.0%, 12.5% Cash, Due 10/2028)(R)	$54,644	$54,644	$55,063

Total Secured Second Lien Debt		$151,040	$104,933

Preferred Equity – 48.5%
Aerospace and Defense – 5.0%
Detroit Defense, Inc.(K) – Preferred Stock(C)(J)	21,508	$21,623	$3,011
Global GRAB Technologies, Inc. – Preferred Stock(C)(J)	27,989	27,988	29,239
		49,611	32,250
Buildings and Real Estate – 2.1%
Dema/Mai Holdings, Inc. – Preferred Stock(C)(J)	21,000	21,000	13,560

Chemicals, Plastics, and Rubber – 1.7%
Smart Chemical Solutions, LLC(K) – Preferred Stock(C)(J)	13,843	13,843	10,833

Diversified/Conglomerate Services – 6.3%
DHE Computer Systems, LLC – Preferred Stock(C)(J)	16,121	16,121	16,121
Horizon Facilities Services, Inc. – Preferred Stock(C)(J)	10,080	—	—
Mason West, LLC – Preferred Stock(C)(R)	11,206	11,206	20,347
Sun State Nursery and Landscaping, LLC – Preferred Stock(C)(J)	3,059	3,059	4,815
		30,386	41,283
Healthcare, Education, and Childcare – 1.6%
Educators Resource, Inc. – Preferred Stock(C)(J)	8,560	8,560	10,289

Home and Office Furnishings, Housewares, and Durable Consumer Products – 11.1%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(J)	6,653	6,653	59,327
Ginsey Home Solutions, Inc. – Preferred Stock(C)(J)	19,280	9,583	13,433
		16,236	72,760
Leisure, Amusement, Motion Pictures, and Entertainment – 11.9%
Schylling, Inc. – Preferred Stock(C)(J)	4,000	4,000	77,882

Oil and Gas – 8.8%
The E3 Company, LLC – Preferred Stock(C)(J)	11,233	11,233	52,667
Rowan Energy Inc. – Preferred Stock(C)(J)	7,298	7,298	4,676
		18,531	57,343
Printing and Publishing – 0.0%
Home Concepts Acquisition, Inc. – Preferred Stock(C)(J)	3,275	3,275	170

Total Preferred Equity		$165,442	$316,370

Common Equity/Equivalents – 27.6%
Aerospace and Defense – 1.8%
Galaxy Technologies Holdings, Inc. – Common Stock(C)(J)	16,957	$11,513	$12,060

Cargo Transport – 0.0%
Diligent Delivery Systems – Common Stock Warrants(C)(J)	8%	500	—

Diversified/Conglomerate Manufacturing – 0.2%
Phoenix Door Systems, Inc. – Common Stock(C)(J)	4,221	1,830	982

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(J)	63,747	8	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2026
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 25.6%
SFEG Holdings, Inc. – Common Stock(C)(R)	18,721	$30,746	$167,445

Total Common Equity/Equivalents		$44,597	$180,487

Total Non-Control/Non-Affiliate Investments		$780,811	$1,024,751

AFFILIATE INVESTMENTS(M) – 53.1%
Secured First Lien Debt – 28.7%
Diversified/Conglomerate Services – 10.8%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 14.9% Cash, Due 11/2028)(J)	$22,000	$22,000	$22,000
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.0% Cash, Due 9/2030)(J)	20,000	20,000	20,000
The Maids International, LLC – Term Debt (SOFR+10.5%, 14.4% Cash, Due 3/2028)(J)	28,560	28,560	28,560
		70,560	70,560
Electronics – 7.3%
Nielsen-Kellerman Acquisition Corp.(K) – Term Debt (SOFR+8.5%, 13.5% Cash, Due 12/2029)(J)	48,082	48,082	48,082

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.8%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 13.4% Cash, Due 12/2028)(J)	38,000	38,000	38,000

Leisure, Amusement, Motion Pictures, and Entertainment – 3.1%
Pyrotek Special Effects, Inc.(P) – Term Debt (SOFR+8.0%, 13.0% Cash, Due 11/2029)(J)	20,120	20,120	20,120

Mining, Steel, Iron and Non-Precious Metals – 1.7%
UPB Acquisition, Inc. – Term Debt (SOFR+10.0%, 13.9% Cash, Due 7/2028)(J)	11,000	11,000	11,000

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(R)	3,080	3,080	—
B+T Group Acquisition, Inc.(K) – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(R)	1,050	1,050	—
B+T Group Acquisition, Inc.(K) – Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026)(G)(R)	14,000	14,000	—
		18,130	—

Total Secured First Lien Debt		$205,892	$187,762

Secured Second Lien Debt – 0.4%
Chemicals, Plastics, and Rubber – 0.4%
PSI Molded Plastics, Inc. – Line of Credit, $0 available (SOFR+1.0% 7.0% Cash, Due 2/2028)(J)	$2,000	$2,000	$2,000
PSI Molded Plastics, Inc. – Term Debt (SOFR+1.0%, 7.0% Cash, Due 2/2028)(J)	400	400	400
		2,400	2,400

Total Secured Second Lien Debt		$2,400	$2,400

Preferred Equity – 23.3%
Chemicals, Plastics, and Rubber – 0.9%
PSI Molded Plastics, Inc. – Preferred Stock(C)(J)	428,773	$46,746	$6,172

Diversified/Conglomerate Services – 8.0%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(J)	67,490	6,749	38,432
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(J)	10,920	10,920	9,319
The Maids International, LLC – Preferred Stock(C)(J)	6,640	6,640	4,422
		24,309	52,173
Electronics – 3.1%
Nielsen-Kellerman Acquisition Corp.(K) – Preferred Stock(C)(J)	22,169	22,169	20,397
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2026
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(H)	Cost	Fair Value

Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.4%
Old World Christmas, Inc. – Preferred Stock(C)(J)	6,180	$—	$28,393

Leisure, Amusement, Motion Pictures, and Entertainment – 1.8%
Pyrotek Special Effects, Inc.(P) – Preferred Stock(C)(J)	7,060	7,060	11,773

Mining, Steel, Iron and Non-Precious Metals – 5.1%
UPB Acquisition, Inc. – Preferred Stock(C)(J)	6,000	6,000	33,438

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Preferred Stock(C)(R)	14,304	4,722	—

Total Preferred Equity		$111,006	$152,346

Common Equity/Equivalents – 0.7%
Finance – 0.7%
Gladstone Alternative Income Fund – Common Equity(C)(O)	500,000	$5,000	$4,890

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(K) – Common Stock Warrants(C)(J)	3.5%	—	—

Total Common Equity/Equivalents		$5,000	$4,890

Total Affiliate Investments		$324,298	$347,398

CONTROL INVESTMENTS(N) – 9.0%
Secured First Lien Debt – 6.6%
Diversified/Conglomerate Manufacturing – 6.6%
Edge Adhesives Holdings, Inc.(K) – Term Debt (SOFR+5.5%, 9.4% Cash, Due 8/2027)(G)(J)	$9,210	$9,210	$155
Extrude Hone, LLC – Line of Credit, $4.3M available (SOFR+6.0%, 10.0% Cash, Due 9/2027)(J)	3,701	3,701	3,701
Extrude Hone, LLC – Term Debt (SOFR+10.0%, 14.0% Cash, Due 9/2031)(J)	39,500	39,500	39,500
		52,411	43,356

Total Secured First Lien Debt		$52,411	$43,356

Preferred Equity – 2.4%
Diversified/Conglomerate Manufacturing – 2.4%
Edge Adhesives Holdings, Inc.(K) – Preferred Stock(C)(J)	8,199	$8,199	$—
Extrude Hone, LLC – Preferred Stock(C)(J)	15,360	15,360	15,360
		23,559	15,360

Total Preferred Equity		$23,559	$15,360

Total Control Investments		$75,970	$58,716

TOTAL INVESTMENTS – 218.7%		$1,181,079	$1,430,865

CASH EQUIVALENTS - 0.0%
Dreyfus Treasury Obligations Cash Management Fund (3.53% market yield)(Q)	25	$25	$25

Total Cash Equivalents		$25	$25

TOTAL INVESTMENTS AND CASH EQUIVALENTS - 218.7%		$1,181,104	$1,430,890

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2026
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
(A)Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $1.2 billion at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2026, our investments in Pyrotek Special Effects, Inc. ("Pyrotek") and Gladstone Alternative Income Fund ("Gladstone Alternative") are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.5% of total assets, as of September 30, 2026.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day Secured Overnight Financing Rate ("SOFR"), which was 3.9% as of September 30, 2026. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2026. Our investments are generally classified as “restricted securities”, unless otherwise noted, as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144. As of September 30, 2026, we held restricted securities with an aggregate fair value of $1.4 billion, or 217.9% of our net assets.
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
SEPTEMBER 30, 2026
(DOLLAR AMOUNTS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiary. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. We intend that our investment portfolio over time will consist of approximately 70% in debt investments and 30% in equity investments, at cost. As of September 30, 2026, our investment portfolio was comprised of 70.4% in debt investments and 29.6% in equity investments, at cost.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of SEC Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2026 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2027 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the SEC on May 12, 2026.
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

Cash, Cash Equivalents and Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Statements of Assets and Liabilities to the total amount shown at the end of the applicable period in the Consolidated Statements of Cash Flows:

	As of September 30, 2026	As of March 31, 2026
Cash	$283	$1,132
Cash equivalents	25	25
Restricted cash	1,164	1,228
Total cash, cash equivalents and restricted cash	$1,472	$2,385
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
•Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations, which are corroborated by the Valuation Team (generally by using the yield analysis described above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, the Valuation Team generally bases fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, the Valuation Team generally bases fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction and the lack of marketability of the security.

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

Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2026, our loans to B+T Group Acquisition, Inc. ("B+T"), Diligent Delivery Systems ("Diligent") and Edge Adhesives Holdings, Inc. ("Edge") were on non-accrual status, with an aggregate debt cost basis of $40.3 million, or 4.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $7.1 million, or 0.9% of the fair value of all debt investments in our portfolio. As of March 31, 2026, our loans to B+T, Diligent and Edge were on non-accrual status, with an aggregate debt cost basis of $40.3 million, or 5.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $9.1 million, or 1.4% of the fair value of all debt investments in our portfolio.
Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. As of September 30, 2026 and March 31, 2026, we did not have any loans with a PIK interest component.
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

Our current business strategy includes one reporting segment which derives investment income from our portfolio companies. Our CODM is our Chief Executive Officer. The CODM assesses performance based on net investment income, net realized and unrealized gains (losses) and net increase (decrease) in net assets resulting from operations, which are reported on the Consolidated Statements of Operations. The expense categories included on the Consolidated Statements of Operations reflect our significant expense categories and are provided to the CODM on a regular basis.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”), which requires public business entities to provide additional disclosures disaggregating certain income statement expenses into specified natural expense categories. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on our consolidated financial statements.
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

In September 2026, the FASB issued ASU 2026-03 "Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2026-03"), which establishes an exception to the fair value measurement guidance in ASC Topic 820 and requires investment companies within the scope of ASC Topic 946 to consider contractual sale restrictions when measuring the fair value of equity securities.. ASU 2026-03 is effective for interim reporting periods within annual periods beginning after December 15, 2027. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on our consolidated financial statements.
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
As of September 30, 2026 and March 31, 2026, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in money market funds, which was valued using Level 1 inputs, and our investment in Gladstone Alternative Income Fund ("Gladstone Alternative"), which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three and six months ended September 30, 2026 and 2025.
As of September 30, 2026 and March 31, 2026, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2026:
Secured first lien debt	$—	$—	$654,079	$654,079
Secured second lien debt	—	—	107,333	107,333
Preferred equity	—	—	484,076	484,076
Common equity/equivalents	—	—	180,487	180,487
Total	$—	$—	$1,425,975	$1,425,975
Investments measured at NAV (A)	—	—	—	4,890
Total Investments	$—	$—	$1,425,975	$1,430,865
Cash equivalents	25	—	—	25
Total Investments and Cash Equivalents as of September 30, 2026	$25	$—	$1,425,975	$1,430,890

	Fair Value Measurements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2026:
Secured first lien debt	$—	$—	$570,602	$570,602
Secured second lien debt	—	—	99,197	99,197
Preferred equity	—	—	426,949	426,949
Common equity/equivalents	—	—	207,495	207,495
Total	$—	$—	$1,304,243	$1,304,243
Investments measured at NAV (A)	—	—	—	5,005
Total Investments	$—	$—	$1,304,243	$1,309,248
Cash equivalents	25	—	—	25
Total Investments and Cash Equivalents as of March 31, 2026	$25	$—	$1,304,243	$1,309,273
(A)Includes our investment in Gladstone Alternative as of September 30, 2026 and March 31, 2026. Investments that are measured at fair value using NAV as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented elsewhere in this Quarterly Report.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of September 30, 2026 and March 31, 2026, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	September 30, 2026	March 31, 2026
Non-Control/Non-Affiliate Investments
Secured first lien debt	$422,961	$374,285
Secured second lien debt	104,933	97,397
Preferred equity	316,370	304,782
Common equity/equivalents	180,487	207,495
Total Non-Control/Non-Affiliate Investments	1,024,751	983,959

Affiliate Investments
Secured first lien debt	187,762	195,704
Secured second lien debt	2,400	1,800
Preferred equity	152,346	122,167
Common equity/equivalents (A)	—	—
Total Affiliate Investments	342,508	319,671

Control Investments
Secured first lien debt	43,356	613
Secured second lien debt	—	—
Preferred equity	15,360	—
Common equity/equivalents	—	—
Total Control Investments	58,716	613

Total investments at fair value using Level 3 inputs	$1,425,975	$1,304,243
(A)Excludes our investment in Gladstone Alternative as of September 30, 2026 and March 31, 2026 with a fair value of $4.9 million and $5.0 million, respectively, which was valued using NAV as a practical expedient.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of September 30, 2026 and March 31, 2026. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. Significant Level 3 inputs were weighted by the relative fair value of the investments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted-Average as of
	September 30, 2026	March 31, 2026			September 30, 2026	March 31, 2026
Secured first lien debt	$654,079	$570,602	TEV	EBITDA multiple	3.9x – 9.3x / 6.6x	3.6x – 8.7x / 6.4x
				EBITDA	$206 – $25,204 / $10,990	$430 – $28,973 / $11,991
				Revenue multiple	0.4x – 0.6x / 0.4x	0.3x – 0.6x / 0.5x
				Revenue	$18,379 – $90,572 / $90,572	$21,768 – $99,974 / $62,789
Secured second lien debt	107,333	99,197	TEV	EBITDA multiple	4.6x – 9.2x / 7.8x	5.0x – 10.3x / 7.6x
				EBITDA	$4,095 – $51,487 / $29,796	$3,000 – $44,315 / $19,510
Preferred equity	484,076	426,949	TEV	EBITDA multiple	3.6x – 9.3x / 6.0x	3.6x – 8.7x / 6.4x
				EBITDA	$206 – $56,204 / $20,994	$430 – $28,973 / $9,870
				Revenue multiple	0.4x – 0.6x / 0.4x	0.3x – 0.6x / 0.4x
				Revenue	$18,379 – $90,572 / $90,572	$21,768 – $99,974 / $76,364
Common equity/ equivalents	180,487	207,495	TEV	EBITDA multiple	4.6x – 9.2x / 9.0x	5.0x – 10.3x / 9.0x
				EBITDA	$2,287 – $51,487 / $48,317	$1,210 – $44,315 / $32,353
Total	$1,425,975	$1,304,243

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields or discount rates or a (decrease)/increase in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a significant (decrease)/increase in the fair value of certain of our investments.

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and six months ended September 30, 2026 and 2025 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months Ended September 30, 2026:
Fair value as of June 30, 2026	$564,631	$102,789	$429,510	$180,145	$1,277,075
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized (depreciation) appreciation(B)	(4,578)	4,544	11,961	342	12,269
Reversal of previously recorded depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	113,888	—	42,605	—	156,493
Settlements / repayments	(19,862)	—	—	—	(19,862)
Sales	—	—	—	—	—
Transfers	—	—	—	—	—
Fair value as of September 30, 2026	$654,079	$107,333	$484,076	$180,487	$1,425,975
Change in unrealized (depreciation) appreciation attributable to investments still held at September 30, 2026	$(4,578)	$4,544	$11,961	$342	$12,269

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six Months Ended September 30, 2026
Fair value as of March 31, 2026	$570,602	$99,197	$426,949	$207,495	$1,304,243
Total gain (loss):
Net realized (loss) gain(A)	(9,000)	—	—	—	(9,000)
Net unrealized (depreciation) appreciation (B)	(5,170)	7,536	14,522	(27,008)	(10,120)
Reversal of previously recorded depreciation upon realization(B)	3,621	—	—	—	3,621
New investments, repayments and settlements(C):
Issuances / originations	113,888	600	42,605	—	157,093
Settlements / repayments	(19,862)	—	—	—	(19,862)
Sales	—	—	—	—	—
Transfers	—	—	—	—	—
Fair value as of September 30, 2026	$654,079	$107,333	$484,076	$180,487	$1,425,975
Change in unrealized (depreciation) appreciation attributable to investments still held at September 30, 2026	$(5,170)	$7,536	$14,522	$(27,008)	$(10,120)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months Ended September 30, 2025:
Fair value as of June 30, 2025	$557,057	$93,340	$325,997	$55,341	$1,031,735
Total gain (loss):
Net realized gain (loss)(A)	(29,938)	—	—	—	(29,938)
Net unrealized (depreciation) appreciation(B)	(744)	(2,707)	18,181	20,553	35,283
Reversal of previously recorded (appreciation) depreciation upon realization(B)	19,104	—	—	—	19,104
New investments, repayments and settlements(C):
Issuances / originations	49,936	—	21,100	—	71,036
Settlements / repayments	(1,436)	—	—	—	(1,436)
Sales	—	—	—	—	—
Transfers	—	—	—	—	—
Fair value as of September 30, 2025	$593,979	$90,633	$365,278	$75,894	$1,125,784
Change in unrealized (depreciation) appreciation attributable to investments still held at September 30, 2025	$(744)	$(2,707)	$18,181	$20,553	$35,283

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six Months Ended September 30, 2025:
Fair value as of March 31, 2025	$514,334	$103,580	$302,163	$54,268	$974,345
Total gain (loss):
Net realized gain (loss)(A)	(29,938)	—	—	—	(29,938)
Net unrealized appreciation (depreciation)(B)	409	(2,331)	14,497	21,626	34,201
Reversal of previously recorded (appreciation) depreciation upon realization(B)	19,104	—	—	—	19,104
New investments, repayments and settlements(C):
Issuances / originations	95,876	—	38,002	—	133,878
Settlements / repayments	(5,806)	—	—	—	(5,806)
Sales	—	—	—	—	—
Transfers(D)	—	(10,616)	10,616	—	—
Fair value as of September 30, 2025	$593,979	$90,633	$365,278	$75,894	$1,125,784
Change in unrealized appreciation (depreciation) attributable to investments still held at September 30, 2025	$409	$(2,331)	$14,497	$21,626	$34,201
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective three and six months ended September 30, 2026 and 2025.
(B)Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the respective three and six months ended September 30, 2026 and 2025.
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

Investment Concentrations
As of September 30, 2026, our investment portfolio consisted of investments in 31 portfolio companies located in 20 states and Canada across 16 different industries with an aggregate fair value of approximately $1.4 billion. Our five largest portfolio investments at fair value as of September 30, 2026 totaled $561.2 million, or 39.2%, of our total investment portfolio.
The following table summarizes our investments by security type as of September 30, 2026 and March 31, 2026:

	September 30, 2026				March 31, 2026
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$678,035	57.4%	$654,079	45.7%	$593,008	56.3%	$570,602	43.6%
Secured second lien debt	153,440	13.0%	107,333	7.5%	152,840	14.5%	99,197	7.6%
Total debt	831,475	70.4%	761,412	53.2%	745,848	70.8%	669,799	51.2%

Preferred equity	300,007	25.4%	484,076	33.8%	257,403	24.5%	426,949	32.6%
Common equity/equivalents	49,597	4.2%	185,377	13.0%	49,597	4.7%	212,500	16.2%
Total equity/equivalents	349,604	29.6%	669,453	46.8%	307,000	29.2%	639,449	48.8%
Total investments	$1,181,079	100.0%	$1,430,865	100.0%	$1,052,848	100.0%	$1,309,248	100.0%
Investments at fair value consisted of the following industry classifications as of September 30, 2026 and March 31, 2026:

	September 30, 2026		March 31, 2026
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$258,676	18.1%	$189,148	14.4%
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	222,508	15.6%	258,692	19.8%
Aerospace and Defense	206,150	14.4%	174,542	13.4%
Home and Office Furnishings, Housewares, and Durable Consumer Products	175,903	12.3%	166,553	12.7%
Oil and Gas	116,883	8.2%	125,605	9.6%
Leisure, Amusement, Motion Pictures, and Entertainment	109,775	7.7%	105,339	8.0%
Electronics	68,479	4.8%	62,723	4.8%
Diversified/Conglomerate Manufacturing	65,848	4.6%	6,763	0.5%
Chemicals, Plastics, and Rubber	55,065	3.8%	49,715	3.8%
Buildings and Real Estate	51,810	3.6%	68,987	5.3%
Mining, Steel, Iron and Non-Precious Metals	44,438	3.1%	37,713	2.9%
Healthcare, Education, and Childcare	40,289	2.8%	41,630	3.2%
Other < 2.0%	15,041	1.0%	21,838	1.6%
Total investments	$1,430,865	100.0%	$1,309,248	100.0%

Investments at fair value were included in the following geographic regions of the U.S. and Canada as of September 30, 2026 and March 31, 2026:

	September 30, 2026		March 31, 2026
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
United States
South	$631,988	44.2%	$649,436	49.6%
West	270,226	18.9%	227,294	17.3%
Northeast	256,321	17.9%	193,837	14.8%
Midwest	240,437	16.8%	216,726	16.6%
Canada	31,893	2.2%	21,955	1.7%
Total investments	$1,430,865	100.0%	$1,309,248	100.0%
The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations or investments in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2026:

Amount
For the remaining six months ending March 31, 2027	$31,130
For the fiscal years ending March 31:
2028	107,371
2029	288,689
2030	173,882
2031	151,435
Thereafter	78,968
Total contractual repayments	$831,475
Investments in equity securities	349,604
Total cost basis of investments held as of September 30, 2026:	$1,181,079
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2026 and March 31, 2026, we had gross receivables from portfolio companies of $3.7 million and $2.6 million, respectively. As of September 30, 2026 and March 31, 2026, the allowance for uncollectible receivables was $1.5 million and $1.4 million, respectively.
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

David Gladstone (our chairman) serves as chairman, chief executive officer and president of the Adviser, which, as of September 30, 2026, is 100% indirectly owned by Mr. Gladstone. David Dullum (our chief executive officer) is also the executive vice president of private equity of the Adviser. Erika Highland, our president, and Christopher Lee, our executive vice president, also serve as senior managing directors of the Adviser. Michael LiCalsi, our chief administrative officer, co-general counsel and co-secretary, and Erich Hellmold, our co-general counsel and co-secretary, each serves in the same roles for the Adviser. John Sateri, our chief investment officer, also serves in the same role for the Adviser.
The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Average total assets subject to base management fee(A)(B)	$1,371,800	$1,091,400	$1,339,200	$1,053,700
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%
Base management fee(C)	6,859	5,457	13,392	10,537
Credits to fees from Adviser - other(C)	(3,233)	(1,638)	(4,363)	(3,037)
Net base management fee	$3,626	$3,819	$9,029	$7,500

Loan servicing fee(C)	$2,923	$2,932	5,885	5,604
Credits to base management fee - loan servicing fee(C)	(2,923)	(2,932)	(5,885)	(5,604)
Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$—	$310	$—	$310
Incentive fee – capital gains-based(D)	2,443	4,897	(3,123)	4,688
Total incentive fee(C)	$2,443	$5,207	$(3,123)	$4,998
Credits to fees from Adviser - other(C)	—	—	—	—
Net total incentive fee	$2,443	$5,207	$(3,123)	$4,998
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies. For the three and six months ended September 30,

2026, these credits totaled $0.1 million and $0.2 million, respectively. For the three and six months ended September 30, 2025, these credits totaled $0.1 million and $0.2 million, respectively.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. As of September 30, 2026, no capital gains-based incentive fees were contractually due to the Adviser. For the year ended March 31, 2026, no capital gains-based incentive fees were contractually due and paid to the Adviser.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of capital gains-based incentive fees accrued in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period and prior period accruals are reversed, as appropriate. During the three and six months ended September 30, 2026, we recorded an accrual of capital gains-based incentive fees of $2.4 million and reversal of $3.1 million, respectively. During the three and six months ended September 30, 2025, we recorded an accrual of capital gains-based incentive fees of $4.9 million and $4.7 million, respectively. As of September 30, 2026 and March 31, 2026, we had accrued capital gains-based incentive fees of $74.2 million and $77.3 million, respectively.
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
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 14, 2026, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2027. Administration fees for each of the three and six months ended September 30, 2026 and 2025 were $0.5 million and $1.0 million, respectively.
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

From time to time, Gladstone Securities provides services, such as investment banking and due diligence services, to certain of our portfolio companies, for which it receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. Fees were received by Gladstone Securities from our portfolio companies totaling $2.1 million for each of the three and six months ended September 30, 2026. During the three and six months ended September 30, 2025, the fees received by Gladstone Securities from our portfolio companies totaled $0.7 million and $1.3 million, respectively.
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

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31,
	2026	2026
Base management and loan servicing fee due to Adviser, net of credits	$1,416	$2,919
Incentive fee due to Adviser(A)	74,172	77,295
Other due to Adviser	237	293
Total fees due to Adviser	75,825	80,507
Fee due to Administrator	479	780
Total related party fees due	$76,304	$81,287
(A)Includes a capital gains-based incentive fee of $74.2 million and $77.3 million as of September 30, 2026 and March 31, 2026, respectively, recorded in accordance with GAAP requirements, and which was not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information, including capital gains-based incentive fee payments made.
Co-investment expenses as of both September 30, 2026 and March 31, 2026 were $0.1 million. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other assets, net on the accompanying Consolidated Statements of Assets and Liabilities.
NOTE 5. BORROWINGS
Revolving Line of Credit

We, through our wholly-owned subsidiary, Business Investment, have entered into the Credit Facility with KeyBank, as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, City National Bank, as joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. As of September 30, 2026, the Credit Facility had a total commitment amount of $405.0 million with an "accordion" feature that permits us to increase the size of the facility to $500.0 million. The Credit Facility includes customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature. The Credit Facility has a revolving period end date of June 8, 2029 and a final maturity date of June 8, 2031 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date).
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

The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30, 2026	As of March 31, 2026
Commitment amount	$405,000	$300,000
Borrowings outstanding at cost	$299,800	$23,900
Availability(A)	$105,200	$276,100

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Weighted-average borrowings outstanding	$219,640	$107,599	$168,465	$72,153
Weighted-average interest rate(B)	7.1%	8.9%	7.5%	10.2%
Unused commitment fees incurred	$253	$328	$662	$920
(A)Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under our Credit Facility, which equated to an adjusted availability of $80.4 million and $276.1 million as of September 30, 2026 and March 31, 2026, respectively.
(B)Excludes the impact of deferred financing costs and includes unused commitment fees.
Among other things, our Credit Facility contains a performance guaranty that requires us to maintain: (i) a minimum net worth of the greater of $500.0 million or $500.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after June 10, 2026, which equated to $500.0 million as of September 30, 2026; (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2026, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $1.2 billion, asset coverage on our senior securities representing indebtedness of 188.7%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2026, we were in compliance with all covenants under our Credit Facility.
Fair Value
We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2026, the discount rate used to determine the fair value of our Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus a margin of 2.85% per annum, plus an unused commitment fee of 0.50%. As of March 31, 2026, the discount rate used to determine the fair value of our Credit Facility was 30-day Term SOFR, with a 0.35% floor, plus a margin of 2.90% per annum, plus an unused commitment fee of 1.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of each of September 30, 2026 and March 31, 2026, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about our Credit Facility as of September 30, 2026 and March 31, 2026 and for the three and six months ended September 30, 2026 and 2025, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2026	March 31, 2026
Credit Facility	$299,800	$23,946

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended September 30, 2026:
Fair value at June 30, 2026	$157,600
Borrowings	175,100
Repayments	(32,900)
Unrealized depreciation	—
Fair value at September 30, 2026	$299,800

Six Months Ended September 30, 2026
Fair value at March 31, 2026	$23,946
Borrowings	324,900
Repayments	(49,000)
Unrealized appreciation	(46)
Fair value at September 30, 2026	$299,800

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three Months Ended September 30, 2025:
Fair value at June 30, 2025	$62,269
Borrowings	75,800
Repayments	(40,100)
Unrealized appreciation	84
Fair value at September 30, 2025	$98,053

Six Months Ended September 30, 2025
Fair value at March 31, 2025	$—
Borrowings	153,300
Repayments	(55,600)
Unrealized appreciation	353
Fair value at September 30, 2025	$98,053
The fair value of the collateral under our Credit Facility was $1.2 billion as of both September 30, 2026 and March 31, 2026.
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

The following tables summarize our 5.00% 2026 Notes, 4.875% 2028 Notes, 6.875% 2028 Notes, 7.875% 2030 Notes and 7.125% 2031 Notes as of September 30, 2026 and March 31, 2026:

As of September 30, 2026:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	$134,550
7.875% 2030 Notes	GAINI	December 17, 2024	February 1, 2030	7.875%	5,060,000	$25.00	126,500
6.875% 2028 Notes	N/A	November 10, 2025	November 1, 2028	6.875%	60,000	$1,000.00	60,000
7.125% 2031 Notes	GAING	February 18, 2026	May 1, 2031	7.125%	4,000,000	$25.00	100,000
Notes payable, gross(B)					14,502,000		421,050
Less: Unamortized deferred financing costs							(7,241)
Notes payable, net(C)							$413,809

As of March 31, 2026:
Description	Ticker Symbol	Date Issued	Maturity Date(A)	Interest Rate	Notes Outstanding	Principal Amount per Note	Aggregate Principal Amount
5.00% 2026 Notes	GAINN	March 2, 2021	May 1, 2026	5.00%	5,117,500	$25.00	$127,938
4.875% 2028 Notes	GAINZ	August 18, 2021	November 1, 2028	4.875%	5,382,000	$25.00	134,550
7.875% 2030 Notes	GAINI	December 17, 2024	February 1, 2030	7.875%	5,060,000	$25.00	126,500
6.875% 2028 Notes	N/A	November 10, 2025	November 1, 2028	6.875%	60,000	$1,000.00	60,000
7.125% 2031 Notes	GAING	February 18, 2026	May 1, 2031	7.125%	4,000,000	$25.00	100,000
Notes payable, gross(B)					19,619,500		548,988
Less: Unamortized deferred financing costs							(8,460)
Notes payable, net(C)							$540,528
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
(B)As of September 30, 2026 and March 31, 2026, asset coverage on our senior securities representing indebtedness, calculated pursuant to Sections 18 and 61 of the 1940 Act, was 188.7% and 213.8%, respectively.
(C)Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities.

The fair value, based on the last reported closing prices, of the 4.875% 2028 Notes, 7.875% 2030 Notes and the 7.125% 2031 Notes as of September 30, 2026 was $131.3 million, $128.8 million and $100.4 million, respectively. The fair value, based on the last reported closing prices, of the 5.00% 2026 Notes, 4.875% 2028 Notes, 7.875% 2030 Notes and 7.125% 2031 Notes as of March 31, 2026 was $129.0 million, $127.8 million, $128.2 million and $101.3 million, respectively. We consider the closing prices of the 5.00% 2026 Notes, 4.875% 2028 Notes, 7.875% 2030 Notes and 7.125% 2031 Notes to be Level 1 inputs within the ASC 820 hierarchy. Based on a DCF analysis, the fair value of the 6.875% 2028 Notes as of September 30, 2026 and March 31, 2026 was $58.5 million and $59.7 million, respectively, and the discount rate used to determine the fair value of the 6.875% 2028 Notes was 8.250% and 7.075%, respectively. We consider the 6.875% 2028 Notes to be Level 3 within the ASC 820 fair value hierarchy.

NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Registration Statement

On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of September 30, 2026, we have the ability to issue up to an additional $119.3 million of the securities registered under the registration statement.
Common Equity Offerings
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (collectively, the "Sales Agents"), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in what is commonly referred to as an “at-the-market” program (the “Common Stock ATM Program”). In June 2025, we entered into an equity distribution agreement with M&T Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc., B. Riley Securities, Inc. and Virtu Americas LLC to add M&T Securities, Inc. as a Sales Agent for the Common Stock ATM Program. As of September 30, 2026, we had remaining capacity to sell up to an additional $30.8 million of common stock under the Common Stock ATM Program.

During the three and six months ended September 30, 2026, we did not sell any shares under the Common Stock ATM Program.
During the three months ended September 30, 2025, we sold 2,238,361 shares of our common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.10 per share and a weighted-average net price of $13.90 per share after deducting commissions and offering costs borne by us, raising approximately $31.6 million and $31.1 million of gross and net proceeds, respectively. These sales were above our then current NAV per share.
During the six months ended September 30, 2025, we sold 2,753,656 shares of common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.12 per share and a weighted-average net price of $13.93 per share after deducting commissions and offering costs borne by us, raising approximately $38.9 million and $38.4 million of gross and net proceeds, respectively. All of these sales were above our then current estimated NAV per share.
NOTE 7. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted-average common share for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Numerator: net increase in net assets resulting from operations	$17,063	$28,709	$5,208	$36,481
Denominator: basic and diluted weighted-average common shares	39,821,967	38,445,643	39,821,967	37,681,491
Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.43	$0.75	$0.13	$0.97
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
We paid the following cash distributions to our common stockholders for the six months ended September 30, 2026 and 2025:
For the Six Months Ended September 30, 2026:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 14, 2026	April 24, 2026	April 30, 2026	$0.08
April 14, 2026	May 20, 2026	May 29, 2026	0.08
April 14, 2026	June 23, 2026	June 30, 2026	0.08
July 14, 2026	July 24, 2026	July 31, 2026	0.08
July 14, 2026	August 18, 2026	August 31, 2026	0.08
July 14, 2026	September 21, 2026	September 30, 2026	0.08
	Six Months Ended September 30, 2026		$0.48
For the Six Months Ended September 30, 2025:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
April 8, 2025	April 21, 2025	April 30, 2025	$0.08
April 8, 2025	May 21, 2025	May 30, 2025	0.08
April 8, 2025	June 4, 2025	June 13, 2025	0.54	(A)
April 8, 2025	June 20, 2025	June 30, 2025	0.08
July 10, 2025	July 21, 2025	July 31, 2025	0.08
July 10, 2025	August 20, 2025	August 29, 2025	0.08
July 10, 2025	September 22, 2025	September 30, 2025	0.08
	Six Months Ended September 30, 2025		$1.02
(A)Represents a supplemental distribution to common stockholders.
Aggregate cash distributions to our common stockholders declared and paid were $19.1 million and $38.1 million for the six months ended September 30, 2026 and 2025, respectively.
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

For the three months ended September 30, 2026, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Total distributable earnings and increased Capital in excess of par value on our accompanying Consolidated Statements of Assets and Liabilities. For the three months ended September 30, 2025, we recorded $2 thousand of net adjustments for estimated permanent book-tax differences to reflect tax character, which decreased Total distributable earnings and increased Capital in excess of par value on our accompanying Consolidated Statements of Assets and Liabilities.

For the six months ended September 30, 2026, we recorded $6 thousand of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Total distributable earnings and decreased Capital in excess of par value on our accompanying Consolidated Statements of Assets and Liabilities. For the six months ended September 30, 2025, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Total distributable earnings and decreased Capital in excess of par value on our accompanying Consolidated Statements of Assets and Liabilities.

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
NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of September 30, 2026 and March 31, 2026, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and Other liabilities, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.8 million as of September 30, 2026 and $1.0 million as of March 31, 2026, respectively.
Financial Commitments and Obligations
We may have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of September 30, 2026 and March 31, 2026 to be insignificant.
The following table summarizes the principal balances of unused line of credit as of September 30, 2026 and March 31, 2026, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	September 30, 2026	March 31, 2026
Unused line of credit commitments	$14,299	$600
Total	$14,299	$600

NOTE 10. FINANCIAL HIGHLIGHTS

	Six Months Ended September 30,
	2026	2025
Per Common Share Data:
Net asset value at beginning of period(A)	$16.78	$13.55
Income (loss) from investment operations(B)
Net investment income	0.52	0.35
Net realized loss	(0.23)	(0.79)
Net unrealized (depreciation) appreciation	(0.16)	1.41
Total from investment operations	0.13	0.97
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.48)	(0.51)
Cash distributions to common stockholders from net realized gains(C)	—	(0.51)
Discounts, commissions and offering costs	—	(0.01)
Net accretive effect of equity offering(D)	—	0.07
Total from equity capital activity	(0.48)	(0.96)
Other, net(B)(E)	—	(0.03)
Net asset value at end of period(A)	$16.43	$13.53

Per common share market value at beginning of period	$14.20	$13.36
Per common share market value at end of period	$15.60	$13.82
Total investment return(F)	13.19%	11.09%
Common stock outstanding at end of period(A)	39,821,967	39,591,037
Weighted-average shares of common stock outstanding	39,821,967	37,681,491

Statement of Assets and Liabilities Data:
Net assets at end of period	$654,319	$535,843
Average net assets(G)	$654,023	$502,984

Senior Securities Data:
Total borrowings, at cost at end of period	$720,850	$561,438

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)	9.71%	14.10%
Ratio of net investment income to average net assets – annualized(I)	6.35%	5.32%
Portfolio turnover ratio	0.74%	—%
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
(H)Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets - annualized would have been 12.84% and 17.53% for the six months ended September 30, 2026 and 2025, respectively.
(I)Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets - annualized would have been 3.22% and 1.88% for the six months ended September 30, 2026 and 2025, respectively.
NOTE 11. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES
In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the six months ended September 30, 2026 and 2025.
NOTE 12. SUBSEQUENT EVENTS
Investment Activity

•In October 2026, SFEG Holdings, Inc. ("SFEG") sold its subsidiary, Specialized Fabrication Equipment Group LLC. In connection with the transaction, we received $0.5 million of success fee income and $54.6 million from the repayment at par of our debt investment. Subject to final dissolution and escrow settlements, proceeds for our remaining equity investment in SFEG, including the return of our capital and related capital gains, are expected to be distributed to us during the third or fourth quarter of the current fiscal year.

•In October 2026, we invested an additional $3.7 million, in the form of secured first lien debt, in Smart Chemical Solutions, LLC to fund an add-on acquisition.

•In November 2026, we invested $56.1 million in a new portfolio company, McFarlane Toys, Inc. ("McFarlane Toys"), in the form of $41.8 million of secured first lien debt and $14.3 million of preferred equity. McFarlane Toys, headquartered in Tempe, Arizona, has been a leading designer, producer, and distributor of collectible licensed action figures and statues since 1994. The Company partners with leading entertainment studios, video game publishers, sports organizations, and other intellectual property owners to develop highly detailed products across entertainment, gaming, comics, anime and sports.
Distributions and Dividends
•In October 2026, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 23, 2026	October 30, 2026	$0.08
November 19, 2026	November 30, 2026	0.08
December 21, 2026	December 31, 2026	0.08
	Total for the Quarter:	$0.24
Director Changes

On October 22, 2026, Walter H. Wilkinson Jr. resigned from our Board of Directors, effective immediately. The Board of Directors elected George “Chip” Stelljes, III to succeed Mr. Wilkinson as Lead Independent Director, effective October 26, 2026. Following Mr. Wilkinson’s resignation, the Board of Directors fixed the number of directors at seven, effective October 26, 2026.

SCHEDULE 12-14
GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2026	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2026

AFFILIATE INVESTMENTS – 53.1%
Secured First Lien Debt – 28.7%
Diversified/Conglomerate Services – 10.8%
ImageWorks Display and Marketing Group, Inc. – Term Debt (SOFR+11.0%, 14.9% Cash, Due 11/2028)	$22,000	$—	$1,639	$22,000	$—	$—	$—	$22,000
J.R. Hobbs Co. - Atlanta, LLC – Term Debt (SOFR+6.0%, 10.0% Cash, Due 9/2030)	20,000	—	1,017	20,000	—	—	—	20,000
The Maids International, LLC – Term Debt (SOFR+10.5%, 14.4% Cash, Due 3/2028)	28,560	—	2,056	28,560	—	—	—	28,560
		—	4,712	70,560	—	—	—	70,560

Electronics – 7.3%
Nielsen-Kellerman Acquisition Corp. – Term Debt (SOFR+8.5%, 13.5% Cash, Due 12/2029)	48,082	—	3,299	48,082	—	—	—	48,082

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.8%
Old World Christmas, Inc. – Term Debt (SOFR+9.5%, 13.4% Cash, Due 12/2028)	38,000	—	2,542	38,000	—	—	—	38,000

Leisure, Amusement, Motion Pictures, and Entertainment – 3.1%
Pyrotek Special Effects, Inc. – Term Debt (SOFR+8.0%, 13.0% Cash, Due 11/2029)	20,120	—	1,330	20,120	—	—	—	20,120

Mining, Steel, Iron and Non-Precious Metals – 1.7%
UPB Acquisition, Inc. – Term Debt (SOFR+10.0%, 13.9% Cash, Due 7/2028)	11,000	—	764	11,000	—	—	—	11,000

Telecommunications – 0.0%
B+T Group Acquisition, Inc. – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(K)	3,080	—	—	3,080	—	—	(3,080)	—
B+T Group Acquisition, Inc. – Line of Credit, $0 available (SOFR+2.0%, 7.0% Cash, Due 12/2026)(K)	1,050	—	—	1,050	—	—	(1,050)	—
B+T Group Acquisition, Inc.– Term Debt (SOFR+2.0%, 7.0% Cash, Due 12/2026)(K)	14,000	—	—	3,812	—	—	(3,812)	—
		—	—	7,942	—	—	(7,942)	—

Total Secured First Lien Debt		$—	$12,647	$195,704	$—	$—	$(7,942)	$187,762

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2026	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2026

Secured Second Lien Debt – 0.4%
Chemicals, Plastics, and Rubber – 0.4%
PSI Molded Plastics, Inc. – Line of Credit, $0 available (SOFR+1.0% 7.0% Cash, Due 2/2028)	$2,000	$—	$63	$1,400	$600	$—	$—	$2,000
PSI Molded Plastics, Inc. – Term Debt (SOFR+1.0%, 7.0% Cash, Due 2/2028)	400	—	15	400	—	—	—	400
		—	78	1,800	600	—	—	2,400

Total Secured Second Lien Debt		$—	$78	$1,800	$600	$—	$—	$2,400

Preferred Equity – 23.3%
Chemicals, Plastics, and Rubber – 0.9%
PSI Molded Plastics, Inc. – Preferred Stock	428,773	$—	$—	$4,928	$—	$—	$1,244	$6,172

Diversified/Conglomerate Services – 8.0%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock	67,490	—	—	30,453	—	—	7,979	38,432
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock	10,920	—	—	9,236	—	—	83	9,319
The Maids International, LLC – Preferred Stock	6,640	—	—	4,631	—	—	(209)	4,422
		—	—	44,320	—	—	7,853	52,173

Electronics – 3.1%
Nielsen-Kellerman Acquisition Corp.– Preferred Stock	22,169	—	—	14,641	—	—	5,756	20,397

Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.4%
Old World Christmas, Inc. – Preferred Stock	6,180	—	—	29,730	—	—	(1,337)	28,393

Leisure, Amusement, Motion Pictures, and Entertainment – 1.8%
Pyrotek Special Effects, Inc. – Preferred Stock	7,060	—	—	1,835	—	—	9,938	11,773

Mining, Steel, Iron and Non-Precious Metals - 5.1%
UPB Acquisition, Inc. - Preferred Stock	6,000	—	—	26,713	—	—	6,725	33,438

Telecommunications – 0.0%
B+T Group Acquisition, Inc. – Preferred Stock	14,304	—	—	—	—	—	—	—

Total Preferred Equity		$—	$—	$122,167	$—	$—	$30,179	$152,346

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2026	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2026

Common Equity/Equivalents – 0.7%
Finance – 0.7%
Gladstone Alternative Income Fund – Common Equity	500,000	$—	$180	$5,005	$—	$—	$(115)	$4,890

Telecommunications - 0.0%
B+T Group Acquisition, Inc. - Common Stock Warrants	3.5%	—	—	—	—	—	—	—

Total Common Equity/Equivalents		$—	$180	$5,005	$—	$—	$(115)	$4,890

TOTAL AFFILIATE INVESTMENTS		$—	$12,905	$324,676	$600	$—	$22,122	$347,398

CONTROL INVESTMENTS – 9.0%
Secured First Lien Debt – 6.6%
Diversified/Conglomerate Manufacturing – 6.6%
Edge Adhesives Holdings, Inc. – Term Debt (SOFR+5.5%, 9.4% Cash, Due 8/2027)(K)	$9,210	$—	$—	$613	$—	$—	$(458)	$155
Extrude Hone, LLC – Line of Credit, $4.3M available (SOFR+6.0%, 10.0% Cash, Due 9/2027)(L)	3,701	—	1	—	3,701	—	—	3,701
Extrude Hone, LLC – Term Debt (SOFR+10.0%, 14.0% Cash, Due 9/2031)(L)	39,500	—	15	—	39,500	—	—	39,500

Total Secured First Lien Debt		$—	$16	$613	$43,201	$—	$(458)	$43,356

Preferred Equity – 2.4%
Diversified/Conglomerate Manufacturing – 2.4%
Edge Adhesives Holdings, Inc. – Preferred Stock	8,199	$—	$—	$—	$—	$—	$—	$—
Extrude Hone, LLC – Preferred Stock(L)	15,360	—	—	—	15,360	—	—	15,360

Total Preferred Equity		$—	$—	$—	$15,360	$—	$—	$15,360

TOTAL CONTROL INVESTMENTS		$—	$16	$613	$58,561	$—	$(458)	$58,716

TOTAL AFFILIATE AND CONTROL INVESTMENTS		$—	$12,921	$325,289	$59,161	$—	$21,664	$406,114
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
(C)Unless indicated otherwise, all cash interest rates are indexed to SOFR, which was 3.9% as of September 30, 2026. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or reference rate plus a spread. Due dates represent the contractual maturity date.
(D)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2026.
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
(G)Represents the principal balance, presented in thousands, for debt investments and the number of shares/units held for equity investments as of September 30, 2026. Warrants are represented as a percentage of ownership, as applicable, as of September 30, 2026.
(H)Represents the total amount of interest, dividend, success fee, or other investment income credited to income for the portion of the six months ended September 30, 2026 an investment was an affiliate investment or control investment and on accrual status, as appropriate.
(I)Gross additions include increases in investments resulting from new portfolio investments, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities during the six months ended September 30, 2026.
(J)Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs, and the exchange of one or more existing securities for one or more new securities during the six months ended September 30, 2026.
(K)Debt security is on non-accrual status as of September 30, 2026.
(L)New investment during the six months ended September 30, 2026.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, changing interest rates, geopolitical conflicts, tariffs and trade wars, exchange rates and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Dullum, Erika Highland and Christopher Lee; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) our business prospects and the prospects of our portfolio companies; (7) the degree and nature of our competition; (8) changes in governmental regulation, tax rates and similar matters; (9) our ability to exit investments in a timely manner and/or at fair value; (10) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and (11) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 12, 2026 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from our historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”). Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses, generally in combination with the aforementioned debt securities, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $75 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 70% in debt investments and 30% in equity investments, at cost. As of September 30, 2026, our investment portfolio was comprised of 70.4% in debt investments and 29.6% in equity investments, at cost.
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

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. The SEC has granted us an exemptive order (the “Co-Investment Order”) that expands our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital Corporation and Gladstone Alternative Income Fund ("Gladstone Alternative") and any future BDCs, registered closed-end management investment company or managed fund and account that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. Under the Co-Investment Order, allocations must be “fair and equitable” to us and the Adviser must consider our interests in allocations. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.
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

Business
Portfolio and Investment Activity
While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the six months ended September 30, 2026, we invested in two new portfolio companies. From our initial public offering in June 2005 through September 30, 2026, we have invested in 68 companies, excluding investments in syndicated loans, for a total of approximately $2.4 billion, before giving effect to principal repayments and divestitures.
The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2026, we had unrecognized, contractual success fees of $68.7 million, or $1.72 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.
From inception through September 30, 2026, we exited our investments in 33 portfolio companies that we acquired under our buyout strategy. In the aggregate, these sales have generated $353.6 million in net realized gains and $45.4 million in other income upon exit, for a total increase to our net assets of $399.0 million. We believe, in aggregate, these transactions were equity-oriented investment successes and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 33 liquidity events have offset any realized losses since inception, which were primarily incurred during the 2008-2009 recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. The successful exits, in part, enabled us to increase the monthly distribution per common share by 100.0% from March 2011 through September 30, 2026, and allowed us to declare and pay 24 supplemental distributions to common stockholders through September 30, 2026.
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
Although we have been able to access the capital markets historically, market conditions affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On September 30, 2026, the closing market price of our common stock was $15.60 per share, representing a 5.1% discount to our net asset value (“NAV”) of $16.43 per share as of September 30, 2026. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering. We received such stockholder approval on September 4, 2026 (covering any such sales during the 12-months following such approval).

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
As of September 30, 2026, our asset coverage ratio on our senior securities representing indebtedness was 188.7%.
Investment Highlights
Investment Activity
During the six months ended September 30, 2026, the following significant transactions occurred:

•In June 2026, we entered into a new $3.0 million secured first lien term loan with Home Concepts Acquisition, Inc. ("Home Concepts"), restructuring our previously outstanding secured first lien term loan with a cost basis of $12.0 million, which resulted in a realized loss of $9.0 million.

•In July 2026, we invested $56.4 million in a new portfolio company, DHE Computer Systems Acquisition, Inc. ("DHE"), in the form of $40.3 million of secured first lien debt and $16.1 million of preferred equity. DHE, headquartered in Centennial, Colorado, is a full-service technology solutions provider serving the education, state and local government, and commercial markets.

•In July 2026, we invested an additional $5.1 million, in the form of $1.5 million of secured first lien debt and $3.6 million of preferred equity, in Global GRAB Technologies, Inc. ("Global GRAB") to fund an add-on acquisition.

•In July 2026, SFEG Holdings, Inc. (“SFEG”) agreed to the sale of its subsidiary Specialized Fabrication Equipment Group LLC, which closed in October 2026. In connection with the transaction, we received $0.5 million of success fee income and $54.6 million from the repayment at par of our debt investment. Subject to final dissolution and escrow settlements, proceeds for our remaining equity investment in SFEG, including the return of our capital and related capital gains, are expected to be distributed to us during the third or fourth quarter of the current fiscal year.

•In September 2026, we invested an additional $15.8 million, in the form of $12.5 million of secured first lien debt and $3.3 million of preferred equity, in Global GRAB to fund an add-on acquisition.

•In September 2026, we invested an additional $18.6 million, in the form of $14.4 million of secured first lien debt and $4.2 million of preferred equity, in Detroit Defense, Inc. to fund an add-on acquisition.

•In September 2026, we invested $58.6 million in a new portfolio company, Extrude Hone LLC ("Extrude Hone"), in the form of $43.2 million of secured first lien debt and $15.4 million of preferred equity. Extrude Hone, headquartered in Irwin, Pennsylvania, is a provider of precision surface-finishing solutions used in mission-critical applications.

Distributions and Dividends
•In October 2026, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 23, 2026	October 30, 2026	$0.08
November 19, 2026	November 30, 2026	0.08
December 21, 2026	December 31, 2026	0.08
	Total for the Quarter:	$0.24

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

	For the Three Months Ended September 30,
	2026	2025	Change	% Change
INVESTMENT INCOME
Interest income	$24,072	$22,669	$1,403	6.2%
Dividend and success fee income	91	2,610	(2,519)	(96.5)%
Total investment income	24,163	25,279	(1,116)	(4.4)%

EXPENSES
Base management fee	6,859	5,457	1,402	25.7%
Loan servicing fee	2,923	2,932	(9)	(0.3)%
Incentive fee	2,443	5,207	(2,764)	(53.1)%
Administration fee	479	520	(41)	(7.9)%
Interest expense on borrowings	10,840	9,631	1,209	12.6%
Amortization of deferred financing costs and discounts	875	910	(35)	(3.8)%
Other	1,051	913	138	15.1%
Expenses before credits from Adviser	25,470	25,570	(100)	(0.4)%
Credits to fees from Adviser	(6,156)	(4,570)	(1,586)	34.7%
Total expenses, net of credits to fees	19,314	21,000	(1,686)	(8.0)%
NET INVESTMENT INCOME	4,849	4,279	570	13.3%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	—	(29,938)	29,938	(100.0)%
Net unrealized appreciation	12,214	54,368	(42,154)	(77.5)%
Net realized and unrealized gain (loss)	12,214	24,430	(12,216)	(50.0)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,063	$28,709	$(11,646)	(40.6)%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	39,821,967	38,445,643	1,376,324	3.6%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.12	$0.11	$0.01	9.1%
Net increase in net assets resulting from operations	$0.43	$0.75	$(0.32)	(42.7)%

Investment Income
Total investment income decreased $1.1 million, or 4.4%, for the three months ended September 30, 2026, as compared to the prior year period, primarily due to a decrease in dividend and success fee income, partially offset by an increase in interest income.
Interest income from our investments in debt securities increased $1.4 million, or 6.2%, for the three months ended September 30, 2026, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the weighted-average principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.

The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2026 was $734.2 million, compared to $668.9 million for the prior year period. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 13.0% for the three months ended September 30, 2026, compared to 13.4% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. During the three months ended September 30, 2026, we collected $0.1 million in past due interest from Diligent Delivery Systems ("Diligent") which is currently on non-accrual status. During the three months ended September 30, 2025, we collected $0.3 million in past due interest from J.R. Hobbs Co. - Atlanta, LLC ("J.R. Hobbs") that was previously on non-accrual status.
As of September 30, 2026, our loans on non-accrual status were $40.3 million at cost and $7.1 million at fair value, which represent 4.9% and 0.9% of all debt investments in our portfolio at cost and fair value, respectively. As of September 30, 2025, our loans on non-accrual status were $40.3 million at cost and $18.7 million at fair value, which represent 5.5% and 2.7% of all debt investments in our portfolio at cost and fair value, respectively.
As of September 30, 2026 and March 31, 2026, SFEG represented 15.6% and 19.8% of the total investment portfolio at fair value, respectively.
Dividend and success fee income for the three months ended September 30, 2026 decreased $2.5 million, or 96.5%, from the prior year period. During the three months ended September 30, 2026, dividend and success fee income consisted of $0.1 million of dividend income. During the three months ended September 30, 2025, dividend and success fee income consisted of $2.6 million of dividend income.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased $1.7 million, or 8.0%, during the three months ended September 30, 2026, as compared to the prior year period, primarily due to a decrease in incentive fees and an increase in fee credits from the Adviser, partially offset by an increase in the base management fee and interest expense.
In accordance with GAAP, during the three months ended September 30, 2026, we recorded a $2.4 million capital gains-based incentive fee compared to a $4.9 million capital gains-based incentive fee during the three months ended September 30, 2025. The capital gains-based incentive fee is a result of the net impact of net realized gains (losses) and net unrealized appreciation (depreciation) on investments during the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2026	2025
Average total assets subject to base management fee(A)(B)	$1,371,800	$1,091,400
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(C)	$6,859	$5,457
Credits to fees from Adviser - other(C)	(3,233)	(1,638)
Net base management fee	$3,626	$3,819

Loan servicing fee(C)	$2,923	$2,932
Credits to base management fee - loan servicing fee(C)	(2,923)	(2,932)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$310
Incentive fee – capital gains-based(D)	2,443	4,897
Total incentive fee(C)	$2,443	$5,207
Credits to fees from Adviser - other(C)	—	—
Net total incentive fee	$2,443	$5,207
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
Interest expense on borrowings increased $1.2 million, or 12.6%, during the three months ended September 30, 2026, as compared to the prior year period, primarily due to increased borrowings on our Credit Facility and the issuance of the 6.875% 2028 Notes in November 2025 and the 7.125% 2031 Notes in February 2026, partially offset by the redemption of the 8.00% 2028 Notes in December 2025, redemption of the 5.00% 2026 Notes in May 2026 and a decrease in the effective interest rate on the Credit Facility. The weighted-average balance outstanding on our Credit Facility during the three months ended September 30, 2026 was $219.6 million, compared to $107.6 million in the prior year period. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, during the three months ended September 30, 2026 was 7.1%, as compared to 8.9% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of lower interest rates on the drawn portion of our Credit Facility and a decrease in unused commitment fees on the undrawn portion of the Credit Facility during the three months ended September 30, 2026.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Pyrotek Special Effects, Inc.	$—	$8,152	$—	$8,152
Schylling, Inc.	—	8,054	—	8,054
Brunswick Bowling Products, Inc.	—	6,954	—	6,954
Nielsen-Kellerman Acquisition Corp.	—	5,511	—	5,511
ImageWorks Display and Marketing Group, Inc.	—	4,895	—	4,895
UPB Acquisition, Inc.	—	3,864	—	3,864
Mason West, LLC	—	3,529	—	3,529
Diligent Delivery Systems	—	2,701	—	2,701
Smart Chemical Solutions, LLC	—	1,903	—	1,903
Horizon Facilities Services, Inc.	—	1,424	—	1,424
Global GRAB Technologies, Inc.	—	1,216	—	1,216
Educators Resource, Inc.	—	(1,533)	—	(1,533)
Detroit Defense, Inc.	—	(2,995)	—	(2,995)
Old World Christmas, Inc.	—	(4,184)	—	(4,184)
The E3 Company, LLC	—	(7,278)	—	(7,278)
B+T Group Acquisition, Inc.	—	(7,459)	—	(7,459)
Dema/Mai Holdings, Inc.	—	(13,019)	—	(13,019)
Other, net (<$1.0 million, net)	—	479	—	479
Total	$—	$12,214	$—	$12,214

	Three Months Ended September 30, 2025
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
SFEG Holdings, Inc.	$—	$20,553	$—	$20,553
The E3 Company, LLC	—	10,769	—	10,769
Schylling, Inc.	—	5,683	—	5,683
Dema/Mai Holdings, Inc.	—	4,417	—	4,417
Brunswick Bowling Products, Inc.	—	3,378	—	3,378
J.R. Hobbs Co. - Atlanta, LLC	(29,938)	12,362	19,104	1,528
Ginsey Home Solutions, Inc.	—	1,208	—	1,208
Horizon Facilities Services, Inc.	—	978	—	978
Phoenix Door Systems, Inc.	—	(1,026)	—	(1,026)
Pyrotek Special Effects, Inc.	—	(1,169)	—	(1,169)
Home Concepts Acquisition, Inc.	—	(1,286)	—	(1,286)
The Maids International, LLC	—	(1,288)	—	(1,288)
Smart Chemical Solutions, LLC	—	(1,694)	—	(1,694)
PSI Molded Plastics, Inc.	—	(2,104)	—	(2,104)
Educators Resource, Inc.	—	(2,429)	—	(2,429)
Detroit Defense, Inc.	—	(2,578)	—	(2,578)
Old World Christmas, Inc.	—	(2,669)	—	(2,669)
Diligent Delivery Systems	—	(2,707)	—	(2,707)
UPB Acquisition, Inc.	—	(5,201)	—	(5,201)
Other, net (<$1.0 million, net)	—	151	—	151
Total	$(29,938)	$35,348	$19,104	$24,514

Net Realized Gain (Loss) on Investments
During the three months ended September 30, 2026, we did not record any net realized gains or losses on investments. During the three months ended September 30, 2025, we recorded net realized losses on investments of $29.9 million, due to the realized loss from the restructuring of J.R. Hobbs.
Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation on investments of $12.2 million for the three months ended September 30, 2026 was primarily due to the increased performance of certain of our portfolio companies and changes in economic conditions that led to an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies. These increases were partially offset by decreased performance of certain of our portfolio companies.
Across our entire investment portfolio, we recorded net unrealized appreciation of $12.2 million on our equity investments and net unrealized depreciation of $34 thousand on our debt investments for the three months ended September 30, 2026. As of September 30, 2026, the fair value of our investment portfolio exceeded the cost basis by $249.8 million, compared to June 30, 2026, when the fair value of our investment portfolio exceeded the cost basis by $237.6 million. This resulted in net unrealized appreciation of $12.2 million for the three months ended September 30, 2026. Our entire portfolio had a fair value of 121.1% of cost as of September 30, 2026.

Net unrealized appreciation on investments of $54.5 million for the three months ended September 30, 2025 was primarily due to increased performance of certain of our portfolio companies and the reversal of previously recorded unrealized depreciation related to our investment in J.R. Hobbs upon its restructure. These increases were partially offset by decreased performance of certain of our portfolio companies and changes in economic conditions that led to a decrease in transaction multiples used to estimate the fair value of certain of our portfolio companies.

Comparison of the Six Months Ended September 30, 2026 to the Six Months Ended September 30, 2025

	For the Six Months Ended September 30,
	2026	2025	Change	% Change
INVESTMENT INCOME
Interest income	$46,747	$44,317	$2,430	5.5%
Dividend and success fee income	5,771	4,506	1,265	28.1%
Total investment income	52,518	48,823	3,695	7.6%

EXPENSES
Base management fee	13,392	10,537	2,855	27.1%
Loan servicing fee	5,885	5,604	281	5.0%
Incentive fee	(3,123)	4,998	(8,121)	(162.5)%
Administration fee	971	953	18	1.9%
Interest expense on borrowings	20,696	18,130	2,566	14.2%
Amortization of deferred financing costs and discounts	1,855	1,820	35	1.9%
Other	2,314	2,055	259	12.6%
Expenses before credits from Adviser	41,990	44,097	(2,107)	(4.8)%
Credits to fees from Adviser	(10,248)	(8,641)	(1,607)	18.6%
Total expenses, net of credits to fees	31,742	35,456	(3,714)	(10.5)%
NET INVESTMENT INCOME	20,776	13,367	7,409	55.4%

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(9,000)	(29,938)	20,938	NM
Net unrealized (depreciation) appreciation	(6,568)	53,052	(59,620)	NM
Net realized and unrealized (loss) gain	(15,568)	23,114	(38,682)	(167.4)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,208	$36,481	$(31,273)	(85.7)%

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	39,821,967	37,681,491	2,140,476	5.7%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.52	$0.35	$0.17	48.6%
Net increase in net assets resulting from operations	$0.13	$0.97	$(0.84)	(86.6)%
NM = Not Meaningful

Investment Income
Total investment income increased $3.7 million, or 7.6%, for the six months ended September 30, 2026, as compared to the prior year period, primarily due to an increase in interest income and dividend and success fee income.
Interest income from our investments in debt securities increased $2.4 million, or 5.5%, for the six months ended September 30, 2026, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the weighted-average principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted-average yield.
The weighted-average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2026 was $719.9 million, compared to $639.6 million for the prior year period. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend and success fee income, was 12.9% for the six months ended September 30, 2026, compared to 13.7% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments, coupled with any collection of past due interest during the period. During the six months ended September 30, 2026, we collected $0.1 million in past due interest from Diligent which is currently on non-accrual status. During the six months ended September 30, 2025 we collected $1.8 million in past due interest from portfolio companies that were previously on non-accrual status, including $1.5 million from SFEG and $0.3 million from J.R. Hobbs.
As of September 30, 2026, our loans on non-accrual status were $40.3 million at cost and $7.1 million at fair value, which represent 4.9% and 0.9% of all debt investments in our portfolio at cost and fair value, respectively. As of September 30, 2025, our loans on non-accrual status were $40.3 million at cost and $18.7 million at fair value, which represent 5.5% and 2.7% of all debt investments in our portfolio at cost and fair value, respectively.
As of September 30, 2026 and March 31, 2026, SFEG represented 15.6% and 19.8% of the total investment portfolio at fair value, respectively.
Dividend and success fee income for the six months ended September 30, 2026 increased $1.3 million, or 28.1% from the prior year period. During the six months ended September 30, 2026, dividend and success fee income consisted of $5.6 million of success fee income and $0.2 million of dividend income. During the six months ended September 30, 2025, dividend and success fee income consisted of $3.7 million of dividend income and $0.8 million of success fee income.
Expenses
Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased $3.7 million, or 10.5%, during the six months ended September 30, 2026, as compared to the prior year period, primarily due to a decrease in incentive fees and an increase in fee credits from the Adviser, partially offset by an increase in base management fee and interest expense.
In accordance with GAAP, we recorded a $3.1 million reversal of capital gains-based incentive fee during the six months ended September 30, 2026, compared to a $4.7 million capital gains-based incentive fee recorded during the six months ended September 30, 2025. The capital gains-based incentive fee was a result of the net impact of net realized gains and net unrealized appreciation (depreciation) on investments during the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2026	2025
Average total assets subject to base management fee(A)	$1,339,200	$1,053,700
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%
Base management fee(B)	$13,392	$10,537
Credits to fees from Adviser - other(B)	(4,363)	(3,037)
Net base management fee	$9,029	$7,500

Loan servicing fee(B)	$5,885	$5,604
Credits to base management fee - loan servicing fee(B)	(5,885)	(5,604)
Net loan servicing fee	$—	$—

Incentive fee – income-based	$—	$310
Incentive fee – capital gains-based(C)	(3,123)	4,688
Total incentive fee(B)	$(3,123)	$4,998
Credits to fees from Adviser - other(B)	—	—
Net total incentive fee	$(3,123)	$4,998
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
Interest expense increased $2.6 million, or 14.2%, during the six months ended September 30, 2026, as compared to the prior year period, primarily due to interest expense related to increased borrowings on the Credit Facility and the issuance of the 6.875% 2028 Notes in November 2025 and the 7.125% 2031 Notes in February 2026, partially offset by a decrease in the effective interest rate, the redemption of the 8.00% 2028 Notes in December 2025 and the redemption of the 5.00% 2026 Notes in May 2026. The weighted-average balance outstanding on the Credit Facility during the six months ended September 30, 2026 was $168.5 million as compared to $72.2 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the six months ended September 30, 2026 was 7.5%, as compared to 10.2% in the prior year period. The decrease in the effective interest rate on the Credit Facility was primarily a result of lower interest rates on the drawn portion of our Credit Facility and a decrease in unused commitment fees on the undrawn portion of the Credit Facility during the six months ended September 30, 2026.
Other expenses increased $0.3 million, or 12.6%, during the six months ended September 30, 2026, as compared to the prior year period, due to an increase in bad debt expense, partially offset by a decrease in professional fees.

Realized and Unrealized Gain (Loss)
The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2026 and 2025 were as follows:

	Six Months Ended September 30, 2026
Portfolio Company	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Schylling, Inc.	$—	$11,480	$—	$11,480
Pyrotek Special Effects, Inc.	—	9,938	—	9,938
Brunswick Bowling Products, Inc.	—	9,512	—	9,512
Galaxy Technologies Holdings, Inc.	—	8,612	—	8,612
ImageWorks Display and Marketing Group, Inc.	—	7,979	—	7,979
UPB Acquisition, Inc.	—	6,725	—	6,725
Diligent Delivery Systems	—	6,469	—	6,469
Nielsen-Kellerman Acquisition Corp.	—	5,756	—	5,756
Mason West, LLC	—	4,341	—	4,341
Smart Chemical Solutions, LLC	—	3,506	—	3,506
PSI Molded Plastics, Inc.	—	1,244	—	1,244
Ginsey Home Solutions, Inc.	—	1,175	—	1,175
Sun State Nursery and Landscaping, LLC	—	1,096	—	1,096
Old World Christmas, Inc.	—	(1,337)	—	(1,337)
Educators Resource, Inc.	—	(1,340)	—	(1,340)
Global GRAB Technologies, Inc.	—	(2,672)	—	(2,672)
Rowan Energy Inc.	—	(2,820)	—	(2,820)
Home Concepts Acquisition, Inc.	(9,000)	170	3,621	(5,209)
The E3 Company, LLC	—	(5,902)	—	(5,902)
B+T Group Acquisition, Inc.	—	(7,942)	—	(7,942)
Detroit Defense, Inc.	—	(13,796)	—	(13,796)
Dema/Mai Holdings, Inc.	—	(17,176)	—	(17,176)
SFEG Holdings, Inc.	—	(36,184)	—	(36,184)
Other, net (<$1.0 million, net)	—	931	—	931
Total	$(9,000)	$(10,235)	$3,621	$(15,614)

	Six Months Ended September 30, 2025
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
SFEG Holdings, Inc.	$—	$25,106	$—	$25,106
The E3 Company, LLC	—	13,465	—	13,465
J.R. Hobbs Co. - Atlanta, LLC	(29,938)	12,873	19,104	2,039
Schylling, Inc.	—	8,665	—	8,665
ImageWorks Display and Marketing Group, Inc.	—	4,904	—	4,904
Dema/Mai Holdings, Inc.	—	4,172	—	4,172
Horizon Facilities Services, Inc.	—	2,078	—	2,078
Mason West, LLC	—	1,834	—	1,834
Nielsen-Kellerman Acquisition Corp.	—	1,371	—	1,371
Old World Christmas, Inc.	—	(1,296)	—	(1,296)
Smart Chemical Solutions, LLC	—	(1,694)	—	(1,694)
Detroit Defense, Inc.	—	(1,797)	—	(1,797)
Ginsey Home Solutions, Inc.	—	(2,260)	—	(2,260)
Diligent Delivery Systems	—	(2,332)	—	(2,332)
Phoenix Door Systems, Inc.	—	(2,626)	—	(2,626)
UPB Acquisition, Inc.	—	(2,706)	—	(2,706)
Brunswick Bowling Products, Inc.	—	(3,014)	—	(3,014)
Galaxy Technologies Holdings, Inc.	—	(3,480)	—	(3,480)
The Maids International, LLC	—	(5,016)	—	(5,016)
Educators Resource, Inc.	—	(5,734)	—	(5,734)
PSI Molded Plastics, Inc.	—	(8,238)	—	(8,238)
Other, net (<$1.0 million, net)	—	26	—	26
Total	$(29,938)	$34,301	$19,104	$23,467
Net Realized Gain (Loss)
During the six months ended September 30, 2026, we recorded net realized losses on investments of $9.0 million, due to the realized loss from the restructuring of Home Concepts. During the six months ended September 30, 2025, we recorded net realized losses on investments of $29.9 million, due to the realized loss from the restructuring of J.R. Hobbs.
Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized depreciation of investments of $6.6 million for the six months ended September 30, 2026 was primarily due to the decreased performance of certain of our portfolio companies. These decreases were partially offset by increased performance of certain of our portfolio companies, an increase in transaction multiples used to estimate the fair value of certain of our portfolio companies and the reversal of previously recorded unrealized depreciation related to our investment in Home Concepts upon its restructure.
Across our entire investment portfolio, we recorded net unrealized depreciation of $12.6 million on our equity positions and appreciation of $6.0 million on our debt positions, for the six months ended September 30, 2026. As of September 30, 2026, the fair value of our investment portfolio exceeded the cost basis by $249.8 million, as compared to March 31, 2026, when the fair value of our investment portfolio exceeded the cost basis by $256.4 million, representing net unrealized depreciation of $6.6 million for the six months ended September 30, 2026. Our entire portfolio had a fair value of 121.1% of cost as of September 30, 2026.

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

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash used in operating activities for the six months ended September 30, 2026 was $126.6 million compared to net cash used in operating activities of $110.8 million for the six months ended September 30, 2025. This change was primarily due to an increase in purchases of investments, partially offset by an increase in net proceeds from the sale and recapitalization of investments and principal repayments of investments.
Purchases of investments totaled $157.1 million during the six months ended September 30, 2026, compared to $133.9 million during the six months ended September 30, 2025. Aggregate net proceeds from the sale and recapitalization of investments and principal repayments of investments totaled $19.9 million during the six months ended September 30, 2026, compared to $5.8 million during the six months ended September 30, 2025.
As of September 30, 2026, we had equity investments in and/or loans to 31 portfolio companies with an aggregate cost basis of $1.2 billion. As of September 30, 2025, we had equity investments in and/or loans to 28 portfolio companies with an aggregate cost basis of $1.0 billion.
The following table summarizes our total portfolio investment activity during the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
	2026	2025
Beginning investment portfolio, at fair value	$1,309,248	$979,320
New investments	115,030	129,922
Disbursements to existing portfolio companies	42,063	3,956
Unscheduled principal repayments	(19,862)	(5,806)
Net proceeds from sale and recapitalization of investments	—	—
Net realized loss on investments	(9,000)	(29,938)
Net unrealized (depreciation) appreciation of investments	(10,235)	34,301
Reversal of net unrealized depreciation of investments	3,621	19,104
Ending investment portfolio, at fair value	$1,430,865	$1,130,859

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2026:

Amount
For the remaining six months ending March 31, 2027	$31,130
For the fiscal years ending March 31:
2028	107,371
2029	288,689
2030	173,882
2031	151,435
Thereafter	78,968
Total contractual repayments	$831,475
Investments in equity securities	349,604
Total cost basis of investments held as of September 30, 2026:	$1,181,079

Financing Activities
Net cash provided by financing activities for the six months ended September 30, 2026 was $125.7 million, which consisted primarily of $275.9 million of net borrowings under our Credit Facility, partially offset by the $127.9 million redemption of our 5.00% 2026 Notes, $19.1 million in distributions to common stockholders and $3.1 million of deferred financing costs.
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
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.08 per common share for each of the six months from April through September 2026. See also “Investment Highlights - Distributions and Dividends” for a discussion of cash distributions to common stockholders declared by our Board of Directors in October 2026.
For the fiscal year ended March 31, 2026, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $21.3 million of the first distributions paid subsequent to fiscal year-end as having been paid in the prior year. In addition, for the fiscal year ending March 31, 2027, the net capital loss carryforward balance was $17.3 million and no distributions paid will be treated as having been paid in the fiscal year ended March 31, 2026. For the year ended March 31, 2026, we recorded $0.3 million of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Total distributable earnings and decreased Capital in excess of par value. For the six months ended September 30, 2026, we recorded $6 thousand of net adjustments for estimated permanent book-tax differences to reflect tax character, which increased Total distributable earnings and decreased Capital in excess of par value.
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

Equity
Registration Statement
On February 28, 2024, we filed a registration statement on Form N-2 (File No. 333-277452), which the SEC declared effective on April 18, 2024. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $450.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of September 30, 2026, we have the ability to issue up to an additional $119.3 million of the securities registered under the registration statement.
Common Stock
In May 2024, we entered into equity distribution agreements with Oppenheimer & Co., B. Riley Securities, Inc. and Virtu Americas LLC (collectively, the “Sales Agents”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, having an aggregate offering price of up to $75.0 million in the Common Stock ATM Program. In June 2025, we entered into an equity distribution agreement with M&T Securities, Inc. and entered into amendments to the agreements with Oppenheimer & Co. Inc., B. Riley Securities, Inc. and Virtu Americas LLC to add M&T Securities, Inc. as a Sales Agent for the Common Stock ATM Program. As of September 30, 2026, we had remaining capacity to sell up to an additional $30.8 million of common stock under the Common Stock ATM Program.
During the three and six months ended September 30, 2026, we did not sell any shares under the Common Stock ATM Program.
During the three months ended September 30, 2025, we sold 2,238,361 shares of our common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.10 per share and a weighted-average net price of $13.90 per share after deducting commissions and offering costs borne by us, raising approximately $31.6 million and $31.1 million of gross and net proceeds, respectively. These sales were above our then current NAV per share.
During the six months ended September 30, 2025, we sold 2,753,656 shares of common stock under the Common Stock ATM Program, with a weighted-average gross price of $14.12 per share and a weighted-average net price of $13.93 per share after deducting commissions and offering costs borne by us, raising approximately $38.9 million and $38.4 million of gross and net proceeds, respectively. All of these sales were above our then current estimated NAV per share.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. We received such stockholder approval on September 4, 2026 (covering any such sales during the 12-months following such approval). As of September 30, 2026, the closing market price of our common stock was $15.60 per share, representing a 5.1% discount to our NAV per share of $16.43 as of September 30, 2026.
Revolving Line of Credit

We, through our wholly-owned subsidiary, Business Investment, have entered into the Credit Facility with KeyBank, as administrative agent, joint lead arranger and lender, Fifth Third Bank as managing agent, joint lead arranger and lender, City National Bank, as joint lead arranger and lender, the Adviser, as servicer, and certain other lenders party thereto. As of September 30, 2026, the Credit Facility had a total commitment amount of $405.0 million with an "accordion" feature that permits us to increase the size of the facility to $500.0 million. The Credit Facility includes customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature. The Credit Facility has a revolving period end date of June 8, 2029 and a final maturity date of June 8, 2031 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date).

As of September 30, 2026, advances under the Credit Facility generally bore interest at 30-day Term SOFR, subject to a floor of 0.35%, plus a margin of 2.85% per annum until June 8, 2029, with the margin then increasing to 3.10% for the period from June 8, 2029 to June 8, 2030, and increasing further to 3.35% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount of 0.50% per annum if the daily unused commitment amount is less than or equal to 50% of the total commitment amount, 0.75% per annum if the daily unused commitment amount is greater than 50% but less than or equal to 65% of the total commitment amount, and 1.00% per annum if the daily unused commitment amount is greater than 65% of the total commitment amount.

At September 30, 2026, we had $299.8 million of borrowings outstanding on the Credit Facility and as of the date of this report, we had $307.9 million outstanding under our Credit Facility.
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
Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, our Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth of the greater of $500.0 million or $500.0 million plus 50% of all equity and subordinated debt raised, minus 50% of any equity or subordinated debt redeemed or retired after June 10, 2026, which equated to $500.0 million as of September 30, 2026, (ii) asset coverage with respect to senior securities representing indebtedness of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2026, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $1.2 billion, asset coverage on our senior securities representing indebtedness of 188.7%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2026, we had availability, after adjustments for various constraints based on collateral quality, of $80.4 million under our Credit Facility and were in compliance with all covenants under our Credit Facility.

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
OFF-BALANCE SHEET ARRANGEMENTS
Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2026 and March 31, 2026, we had unrecognized, contractual off-balance sheet success fee receivables of $68.7 million and $65.4 million (or approximately $1.72 and $1.64 per common share), respectively, on our debt investments. Consistent with GAAP, we have not recognized success fee receivables and related income in our accompanying Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS
We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of September 30, 2026 to be insignificant.
The following table shows our contractual obligations as of September 30, 2026, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$299,800	$—	$—	$299,800	$—
Notes payable	421,050	—	194,550	226,500	—
Interest payments on obligations(C)	189,316	48,860	88,221	52,235	—
Total	$910,166	$48,860	$282,771	$578,535	$—
(A)Excludes unused line of credit commitments to our portfolio companies, of which there are $14.3 million unused line of credit commitments.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)Includes interest payments due on our Credit Facility and the Notes, as applicable. The amount of interest payments calculated for purposes of this table was based upon rates and outstanding balances as of September 30, 2026.
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
The following table reflects risk ratings for all loans in our portfolio as of September 30, 2026 and March 31, 2026:

Rating	September 30, 2026	March 31, 2026
Highest	10.0	10.0
Average	7.2	7.2
Weighted-average	7.2	7.6
Lowest	4.0	4.0
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
We target to have approximately 90% of the loans in our portfolio at variable rates or variable rates with a floor mechanism, and approximately up to 10% at fixed rates. As of September 30, 2026 and March 31, 2026, all of our variable-rate loans had rates associated with the current 30-day SOFR rate, and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

Rates:	September 30, 2026	March 31, 2026
Variable rates with a floor	100.0%	100.0%
Fixed rates	—%	—%
Total	100.0%	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures during the six months ended September 30, 2026 from those included in our Annual Report.
To illustrate the potential impact of changes in interest rates, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of September 30, 2026 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 150 basis points	$7,757	$4,563	$3,194
Up 100 basis points	$4,552	$3,042	$1,510
Up 50 basis points	$1,921	$1,521	$400
Down 50 basis points	$(1,317)	$(1,521)	$204
Down 100 basis points	$(2,559)	$(3,042)	$483
Down 150 basis points	$(3,645)	$(4,563)	$918
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

ITEM 4. CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2026 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement.”

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2026 and March 31, 2026, (ii) the Consolidated Statements of Operations for the three and six months ended September 30, 2026 and 2025, (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended September 30, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the six months ended September 30, 2026 and 2025, (v) the Consolidated Schedules of Investments as of September 30, 2026 and March 31, 2026, and (vi) the Notes to Consolidated Financial Statements.

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
Date: November 9, 2026